Form 10-Q
period 1996-03-31
GULFWEST OIL CO
filed 1996-05-15
CIK 813779

================================================================================
                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        for the transition period from to

                         Commission file number 1-12108

                              GULFWEST OIL COMPANY
             (Exact name of Registrant as specified in its charter)

                Texas                                    87-0444770
     (State or other jurisdiction                      (IRS Employer
                of incorporation)                    Identification No.)

   2644 Sherwood Forest Plaza
           Suite 229
      Baton Rouge, Louisiana                               70816
(Address of principle executive offices)                 (zip code)

                                 (504) 293-1100
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES_X_                    NO___

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, May 13, 1996, was 1,087,325 shares of Class A Common Stock, $.001 par value.


================================================================================


                              GULFWEST OIL COMPANY

                         FORM 10-Q FOR THE QUARTER ENDED
                                 MARCH 31, 1996


                                                                                                  Page of
                                                                                                 Form 10-Q
Part I:  Financial Statements

Item 1.           Financial Statements
                  Consolidated Balance Sheets, March 31, 1996,
                   and December 31, 1995                                                             3
                  Consolidated Statements of Operations-for the three
                    months ended March 31, 1996, and 1995                                            5
                  Consolidated Statements of Cash Flows-for the three
                    months ended March 31, 1996, and 1995                                            6
                  Notes to Consolidated Financial Statements                                         7

Item 2.           Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                                                    8

Part II:          Other Information

Item 1.           Legal Proceedings                                                                 10

Item 4.           Submission of Matters to a Vote of Security Holders                               10

Item 6.           Exhibits and Reports on 8-K                                                       10

Signatures                                                                                          11

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                              GULFWEST OIL COMPANY
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995
                                   (UNAUDITED)


                                                                             March 31,     December 31,
                                                                                1996           1995

                                     ASSETS

Current Assets:
  Cash and Cash Equivalents ............................................   $   320,165    $    10,548
  Accounts Receivable - Trade, Net of Allowance for Doubtful
    Accounts of -0- and $25,0000 in 1996 and 1995, respectively ........       208,989        153,619
  Accounts and Notes Receivable - Related Parties ......................         7,150         15,100
  Prepaid Expenses .....................................................        38,779         37,592

    Total Current Assets ...............................................       575,083        216,859

Oil & Gas Properties, Using the Successful Efforts Method of Accounting:
  Undeveloped Properties ...............................................        37,910         37,910
  Developed Properties .................................................     3,342,430      3,340,419
  Gathering Systems ....................................................        20,048         20,048

Other Property and Equipment ...........................................       278,864        278,864

Less - Accumulated Depreciation, Depletion,
    and Amortization ...................................................      (873,588)      (783,375)

    Net Oil and Gas Properties and
      Other Property and Equipment .....................................     2,805,664      2,893,866

Long-Term Notes Receivable - Related Party, Net ........................       103,556         98,675

    Total Assets .......................................................   $ 3,484,303    $ 3,209,400







                       The accompanying notes are an integral part of these consolidated financial statements.



                              GULFWEST OIL COMPANY
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995
                                   (UNAUDITED)



                                                                                   March 31,      December 31,
                                                                                       1996           1995

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current Portion of Long-Term Debt ............................................   $   213,500    $    59,906
  Notes Payable ................................................................         2,500         87,675
  Accounts Payable - Trade .....................................................       304,672        329,495
  Accrued Expenses .............................................................        58,408         66,489

    Total Current Liabilities ..................................................       579,080        543,565

Long-Term Debt, Net of Current Portion .........................................     1,401,460      1,451,938
Long-Term Debt, Related Parties ................................................       226,101        226,101


Commitments and Contingencies ..................................................          --             --

Stockholders' Equity:
  Preferred Stock, Par Value at $.01,  10,000,000 Shares  Authorized,  1,000 and
    -0- shares issued and outstanding
    in 1996 and 1995, respectively .............................................       500,000           --
  Common Stock, Par Value at $.001, 20,000,000 Shares
    Authorized, 1,087,325 and 1,086,125 Shares Issued and Outstanding
    in 1996 and 1995, respectively .............................................         1,087          1,086
  Additional Paid-in Capital ...................................................     3,611,513      3,596,514
  Retained Deficit .............................................................    (2,834,938)    (2,609,804)

    Total Stockholders' Equity .................................................     1,277,662        987,796

    Total Liabilities and Stockholders'
      Equity ...................................................................   $ 3,484,303    $ 3,209,400







                       The accompanying notes are an integral part of these consolidated financial statements.



                              GULFWEST OIL COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)


                                         1996         1995
Revenues:
  Oil and Gas Sales ..............   $ 202,507    $ 132,096
  Gathering System Income ........       1,203        4,946
  Prospect Generation Fees .......        --         30,000
  Management Fees ................      38,345         --

    Total Revenues ...............     242,055      167,042

Costs and Expenses:
  Lease Operating Expenses .......      94,382       91,036
  Depreciation and Depletion .....      90,214       69,173
  Lease Abandonment ..............       8,178         --
  General and Administrative .....     221,724      224,202

    Total Costs and Expenses .....     414,498      384,411

Loss From Operations .............    (172,443)    (217,369)

Other Income and Expense:
  Interest Income ................       7,017       17,104
  Interest Expense ...............     (59,708)     (14,158)

    Total Other Income and Expense     (52,691)       2,946

Net Income (Loss) Before Taxes ...    (225,134)    (214,423)

Income Tax Provision .............        --           --

Net Income (Loss) ................   $(225,134)   $(214,423)


Earnings (Loss) Per Share
and Common Stock Equivalents         $    (.21)   $    (.21)

Weighted Average Number of Shares    1,087,074    1,000,000






                       The accompanying notes are an integral part of these consolidated financial statements.


                              GULFWEST OIL COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)


                                                                            1996        1995
Cash Flows Provided (Used) By Operating Activities:
  Net Income (Loss) .................................................   $(225,134)   $(214,423)

  Adjustments to Reconcile Net Income (Loss) to Net
    Cash Provided (Used) by Operating Activities:
      Depreciation, Depletion, and Amortization .....................      90,213       69,173
      (Increase) Decrease in Accounts Receivable - Related Party, Net       3,069         --
      (Increase) Decrease in Accounts Receivable - Other, Net .......     (55,370)      20,576
      (Increase) Decrease in Prepaid Expenses .......................      (1,187)       2,326
      (Decrease) in Accounts Payable ................................     (24,823)      (9,176)
      (Decrease) in Accrued Expenses ................................      (8,081)      (6,152)

        Net Cash Provided (Used) By Operating Activities ............    (221,313)    (137,676)

Cash Flows Provided (Used) By Investing Activities:
  Purchase of Oil and Gas Properties ................................      (2,011)     (16,095)
  Sale of Oil and Gas Properties ....................................        --         35,125

        Net Cash Provided (Used) By Investing Activities ............      (2,011)      19,030

Cash Provided (Used) By Financing Activities:
  (Increase)in Accounts and Notes Receivable - Related Party ........        --         (6,992)
  (Increase) in Other Assets ........................................        --        (36,895)
  (Payment) on Debt .................................................     (90,392)      (1,453)
  Amortization of Prepaid Interest ..................................       8,333         --
  Proceeds From Notes Payable - Related Parties .....................        --         70,000
  Proceeds From Notes Payable - Other ...............................     100,000       72,934
  Proceeds From Sale of Common and Preferred Stock ..................     515,000         --

        Net Cash Provided (Used) By Financing Activities ............     532,941       97,594

Increase (Decrease) in Cash and Cash Equivalents ....................     309,617      (21,052)

Cash and Cash Equivalents, Beginning of Period ......................      10,548       30,861

Cash and Cash Equivalents, End of Period ............................   $ 320,165    $   9,809

Cash Interest Paid ..................................................   $  34,792    $     368


                      The accompanying notes are an integral part of these consolidated financial statements.

                              GULFWEST OIL COMPANY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1996 AND 1995
                                   (UNAUDITED)


1. During interim periods, GulfWest Oil Company ("the Company") follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report when reviewing interim financial results.

         In management's opinion, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations, and the statements of cash flows of GulfWest Oil Company for the interim periods.

2.       As of March  31,  1996,  the  Company  had  receivables  from  Williams
         Southwest Drilling Company ("Williams") in the amount of $274,000, offset by reserves of $203,000 or a net receivable of $71,000. Williams is currently negotiating the sale of a drilling rig under a lease purchase contract. When the sale is completed, the Company should receive a payment in an amount approximating the net receivable.

         The Company also has two note receivables from The Holifield Companies ("Holifield") in the gross amount of $184,000 and a net amount of $13,000. Management is currently in negotiations with Holifield to settle one note for the transfer of an asset valued at $130,000. After this transaction is completed, Management intends to negotiate a settlement for the remaining note.

3. On January 23, 1996, the Company received $100,000 as final funding of a $150,000 note payable to an individual due in July 1997. The initial funding of $50,000 was received in December 1995. At the completion of the funding, the individual received warrants to purchase 15,000 shares of common stock at $1.00 per share. The warrants were exercised during March 1996.

4. On January 25, 1996, the Company issued warrants to purchase 175,000 shares of common stock at $1.50 per share to a financial advisor for assistance in arranging additional financing for the Company. Also, on February 5, 1996, the Company issued warrants to purchase 40,000 shares of common stock at $2.25 per share to a public relations consultant. None of these warrants has been exercised to date.

5. On March 1, 1996, the Company issued a Private Placement Offering of Convertible Preferred Stock with a stated dividend rate of 10% on a cumulative basis, as declared. During the first quarter, 1,000 shares of the preferred stock were sold for $500,000. (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition and Capital Resources".)

6. On March 27, 1996, the Company entered into agreements with two of its officers to convert deferred compensation in the amount of $47,340 to notes payable due April 1, 1997. Additionally, it entered into agreements with ten existing note holders to extend the due date on their notes to April 1, 1997 and pay accrued interest of $28,450 on that date.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Overview

GulfWest Oil Company ("GulfWest" or the "Company") is an independent oil and gas company primarily engaged in the acquisition of producing oil and gas properties with proved reserves which have the potential for increased value through continued development and enhanced recovery technology. Its objective is to significantly increase the production of such properties through workovers of the wells, horizontal drilling from existing wellbores, development drilling or other enhancement operations. At March 31, 1996, the Company owned working interests in 56 producing oil and gas wells.

The Company's subsidiary, WestCo Producing Company ("WestCo"), currently operates approximately one-half of the properties in which the Company owns interests. As the Company continues to grow through acquisitions, it intends to purchase a significant working interest in each property so that WestCo can become the operator.

On July 17, 1995, the Company acquired from Sikes Producing, Inc. ("SPI"), beneficial ownership of an additional 42.5% of the working interests in 31 proved producing oil and gas properties located in the Madisonville Field, Texas. Under a Restructuring Agreement, GulfWest contributed its 37.5% ownership in a gas pipeline gathering system and assumed a $640,000 nonrecourse note as payment for the working interests. GulfWest also purchased certain additional working interests in Madisonville from SPI for a purchase price of $100,000, with $20,000 paid in cash at closing and a promissory note for $80,000 which was subsequently paid in full in 1996. It was also agreed that the Company's subsidiary, WestCo would assume operations of the 31 wells, effective August 1, 1995. These actions increased the Company's proved reserves by 44% over December 31, 1994 and provided additional operating income to the subsidiary, in that WestCo will receive a fee of $500 per month per producing well.

Results of Operations

Comparative results of operations for the periods indicated are discussed below.

Three-Month Period Ended March 31, 1996 compared to Three Month Period Ended March 31, 1995.

Oil and gas sales for the first quarter increased from $132,096 in 1995 to $202,507 in 1996, due primarily to the acquisition of the additional working interests from SPI discussed above. During this period in 1995, the Company earned $30,000 in prospect generation fees by selling a participation in 3 wells to a third party. In 1996, WestCo has received $38,345 in management fees for operating the 24 producing wells in the Madisonville Field.

Lease operating expenses for the period in 1996 remained at the same level as 1995 even though the Company's ownership in certain wells increased through the acquisition from SPI. The increase in operating expenses for the newly acquired interests was offset by decreases due to 1) certain unproductive wells being plugged and abandoned in 1995; 2) successful workovers and recompletions on certain wells in 1995; and, 3) cost control and reduction measures implemented by WestCo following the assumption of operations in August 1995.

Depreciation and depletion increased for the period due to the acquisition of the additional working interests from SPI.

Interest expense for the first quarter of 1996 compared to 1995 increased due to the issuance of $500,000 in debentures with an annual interest rate of 9 1/2%, a $150,000 note payable to an individual with an annual interest rate of 7%, and the assumption of a $640,000 nonrecourse note with an annual interest rate of 8% in conjunction with the purchase of the interests from SPI.

Financial Condition and Capital Resources

During the first quarter of 1996, the Company raised an additional $600,000 in the form of $100,000 as final funding of a $150,000 note payable to an individual and the issuance of Convertible Preferred Stock for $500,000. Part of these funds were used to pay trade creditors and the remainder is to be used as a cash reserve while the Company continues its efforts to increase cash flow. At March 31, 1996, the Company had total assets of $3,484,303, negative working capital of $3,997 and shareholders' equity of $1,277,662, compared to December 31, 1995 when the Company had total assets of $3,209,400, negative working capital of $326,706 and shareholders' equity of $987,796.

The Convertible Preferred Stock was sold through a Private Placement Offering (the "Offering"), dated March 1, 1996, for a maximum of $5,000,000 and a minimum of $500,000. The Offering is for a maximum of ten units and a minimum of one unit, each unit consisting of 1,000 shares of 10% Convertible Class A Preferred Stock, $.01 par value. The Preferred Stock shall be entitled to receive dividends on a cumulative basis, payable quarterly as declared, at the rate of 10% per annum. At any time after the issuance of the Preferred Shares, the Company may redeem the shares, in whole or in part, at 120% of the price paid by the holder. At any time after 12 months from the date of purchase, the holder may convert the Preferred Shares, in whole or in part, to common stock for a price equal to the greater of (a) 65% of the average closing bid price of the Company's common stock for the period of 30 consecutive trading days immediately preceding the notification of intention to convert or (b) $3.50 per share of the common stock. The holder must notify the Company 30 days prior to such conversion, at which time or any time prior to such conversion the Company may redeem the Preferred Shares.

Management's plans for 1996 for growth and profitability are to take several measures to increase production and operating revenues, including: 1) acquiring ownership and operations of additional properties; 2) increasing cash flow from existing properties by recompleting and enhancing certain wells; and, 3) drilling horizontally from existing wellbores to develop proved reserves. The Company intends to raise the necessary capital for these projects through the sale of additional shares of preferred and/or common stock, the arrangement of joint ventures with outside investors, and the securing of nonrecourse financing. The Company's ability to succeed in these goals is subject to a number of variables, including production levels, oil and gas market prices, and the availability of funds. There can be no assurances that operations and other capital resources will increase sufficiently to allow the Company to become cash flow positive in 1996.

                           PART II. OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS.

         Joe L. Bruton V. Moon Operating, Inc., FSDH, Inc., formerly known as and d/b/a GulfWest Drilling Company, Roy Williams and GulfWest Oil Company, Cause No. 94-04325-00-0-C, 94th District Court of Nueces
         County, Texas. The Plaintiff has asserted a cause of action for personal injury received at a drill site in August 1993 while an employee of the Company's former subsidiary. The Company was added as a Defendant to this lawsuit on March 10, 1995 based upon the theory that the Company was the alter ego of the subsidiary at the time of the alleged incident. It is the opinion of Company's legal counsel, based upon their review and representations of management, that the Plaintiff will be unsuccessful and has no reasonable expectation of success against the Company.

         Enterra Oilfield Rental Company V. GulfWest Oil Company, FSDH, Inc. And Williams Southwest Drilling Company, Inc., Cause No. 649954, County Civil Court at Law #2, Harris County, Texas. The Plaintiff has asserted a cause of action for collection of a past due account from FSDH, Inc. In the amount of $70,269.08 plus interest and legal fees. The Company was added as a defendant to this lawsuit on July 20, 1995 asserting that, since FSDH (formerly GulfWest Drilling Company) had forfeited its charter pursuant to the Texas Tax Code, GulfWest and Williams, as the stockholders of FSDH, are liable for the past due account. The Company has taken the position that since GulfWest is not liable for this claim. It is the opinion of Company's legal counsel that the Plaintiff has no reasonable basis for a successful claim against the Company and therefore, no value should be placed on this claim.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the shareholders during the first quarter of 1996.



ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits -

                  None


         (b)      Form 8-K -

                  None

                                   SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              GULFWEST OIL COMPANY
                                  (Registrant)


Date:  May 14, 1996                             By: /s/ Jim C. Bigham
                                                     Jim C. Bigham
                                                     Secretary


Date:  May 14, 1996                             By: /s/ John F. Bendure
                                                     John F. Bendure
                                                     Vice President of Finance
                                                          and Treasurer