Form 10-Q
period 1996-06-30
GULFWEST OIL CO
filed 1996-08-14
CIK 813779

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                                NO           YES X

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, August 13, 1996, was 1,286,182 shares of Class A Common Stock, $.001 par value.

                              GULFWEST OIL COMPANY

                         FORM 10-Q FOR THE QUARTER ENDED
                                  JUNE 30, 1996

                                                                                                  Page of
                                                                                                 Form 10-Q
Part I: Financial Statements

Item 1.           Financial Statements
                  Balance Sheets, June 30, 1996,
                   and December 31, 1995                                                             3
                  Statements of Operations-for the three months
                    and six months ended June 30, 1996, and 1995                                              5
                  Statements of Cash Flows-for the six
                    months ended June 30, 1996, and 1995                                                      6
                  Notes to Financial Statements                                                      7

Item 2.           Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                                                    9

Part II:          Other Information

Item 4.           Submission of Matters to a Vote of Security Holders                               12

Item 5.           Other Information                                                                 12

Item 6.           Exhibits and Reports on 8-K                                                       12

Signatures                                                                                          13

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                       GULFWEST OIL COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1996 AND DECEMBER 31, 1995
                                   (UNAUDITED)


                                                                                                June 30,       December 31,
                                                                                                   1996               1995

                                     ASSETS


Current Assets:
  Cash and Cash Equivalents                                                                      $   190,753       $    10,548
  Accounts Receivable - Trade                                                                        209,958           153,619
  Accounts and Notes Receivable - Related Parties                                                      9,700            15,100
  Prepaid Expenses                                                                                    26,862            37,592
                                                                                                 ------------      ------------

    Total Current Assets                                                                             437,273           216,859

Oil & Gas Properties, Using the Successful Efforts Method of Accounting:
  Undeveloped Properties                                                                              37,910            37,910
  Developed Properties                                                                             3,667,002         3,340,419
  Gathering Systems                                                                                   20,048            20,048

Other Property and Equipment                                                                         312,304           278,864

Less - Accumulated Depreciation, Depletion,
    and Amortization                                                                                (969,128)         (783,375)
                                                                                                 -----------       -----------

    Net Oil and Gas Properties and
      Other Property and Equipment                                                                 3,068,136         2,893,866

Long-Term Notes Receivable - Related Party, Net                                                      139,321            98,675
                                                                                                 ------------      --------------

    Total Assets                                                                                  $3,644,730        $3,209,400
                                                                                                  ==========        ==========





              The accompanying notes are an integral part of these
                       consolidated financial statements.



                       GULFWEST OIL COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1996 AND DECEMBER 31, 1995
                                   (UNAUDITED)



                                                                                                June 30,       December 31,
                                                                                                   1996               1995

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current Portion of Long-Term Debt                                                              $   694,320       $    59,906
  Current Portion of Long-Term Debt - Related Parties                                                202,433              -
  Notes Payable                                                                                        5,800            87,675
  Accounts Payable - Trade                                                                           426,051           329,495
  Accrued Expenses                                                                                    58,255            66,489
                                                                                                 -----------       -----------

    Total Current Liabilities                                                                      1,386,859           543,565

Long-Term Debt, Net of Current Portion                                                               865,470         1,451,938
Long-Term Debt, Related Parties                                                                         -              226,101

Commitments and Contingencies                                                                           -                 -

Stockholders' Equity:
  Preferred Stock, Par Value at $.01, 10,000,000 Shares
    Authorized, 600 and -0- Shares Issued and Outstanding
    In 1996 and 1995, respectfully                                                                   300,000              -
  Common Stock, Par Value at $.001, 20,000,000 Shares
     Authorized, 1,286,182 and 1,086.125  Shares Issued and Outstanding
     in 1996 and 1995, respectively                                                                    1,286             1,086
  Additional Paid-in Capital                                                                       4,177,989         3,596,514
  Retained Deficit                                                                                (3,086,874)       (2,609,804)
                                                                                                 -----------       -----------

    Total Stockholders' Equity                                                                     1,392,401           987,796
                                                                                                 -----------       -----------

    Total Liabilities and Stockholders'
      Equity                                                                                      $3,644,730        $3,209,400









              The accompanying notes are an integral part of these
                       consolidated financial statements.


                       GULFWEST OIL COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

                                                                    Three Months                         Six Months
                                                                   Ended June 30,                     Ended June 30,
                                                                1996               1995              1996             1995

                                                            --------------     -------------    --------------     --------
Revenues:
  Oil and Gas Sales                                           $   272,090       $   105,756      $   474,597       $   237,852
  Gathering System Income                                           1,768            13,997            2,971            18,943
  Prospect Generation Fees                                           -                 -                -               30,000
  Management Fees                                                  44,096              -              82,441              -
                                                              ------------      ---------------- ------------      ------------

    Total Revenues                                                317,954           119,753          560,009           286,795
                                                              ------------      ------------     ------------      ------------

Costs and Expenses:
  Lease Operating Expenses                                        116,795            77,144          211,177           168,180
  Lease Abandonments                                               77,518              -              85,696              -
  Depreciation and Depletion                                       91,538            65,790          181,752           134,963
  General and Administrative                                      236,784           219,660          458,508           443,862
                                                              ------------      ------------     ------------      ------------

    Total Costs and Expenses                                      522,635           362,594          937,133           747,005
                                                              ------------      ------------     ------------      ------------

Income (Loss) From Operations                                    (204,681)         (242,841)        (377,124)         (460,210)

Other Income and Expense:
  Interest Income                                                   8,600            17,173           15,617            34,277
  Interest Expense                                                (55,855)          (21,126)        (115,563)          (35,284)
                                                              ------------      ------------     -----------       ------------

    Total Other Income and Expense                                (47,255)           (3,953)         (99,946)           (1,007)
                                                              ------------      -------------    ------------       -------------

Net Income (Loss) Before Taxes                                   (251,936)         (246,794)        (477,070)         (461,217)

Income Tax Provision                                                 -                 -                -                 -
                                                              ----------------  ---------------- ---------------   ------------

Net Income (Loss)                                             $  (251,936)      $  (246,794)     $  (477,070)      $  (461,217)
                                                              ===========       ===========      ===========       ===========


Earnings Per Share and Common Stock
  Equivalents                                                $       (.23)      $      (.25)     $      (.44)      $      (.46)

Weighted Average Number of Shares                               1,098,644         1,000,000        1,092,681         1,000,000
                                                              ===========        ===========       ===========      ===========




              The accompanying notes are an integral part of these
                       consolidated financial statements.


                       GULFWEST OIL COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)


                                                                                                       1996              1995
                                                                                                 -------------     ----------

Cash Flows Provided (Used) By Operating Activities:
  Net Income (Loss)                                                                               $ (477,070)       $ (461,218)

  Adjustments to Reconcile Net Income (Loss) to Net
     Cash Provided (Used) by Operating Activities:
      Depreciation, Depletion, and Amortization                                                      181,752           134,963
      Lease Abandonments                                                                              85,696              -
      (Increase) Decrease in Accounts Receivable - Other, Net                                        (56,339)          (30,080)
      Decrease in Prepaid Expenses                                                                    10,730             4,653
      Increase (Decrease) in Accounts Payable - Other                                                 96,556            75,778
      Increase (Decrease) in Accrued Expenses                                                         (8,234)           26,902
                                                                                                 ------------      -----------

        Net Cash Provided (Used) By Operating Activities                                            (166,909)         (249,002)
                                                                                                   ----------       ----------

Cash Flows Provided (Used) By Investing Activities:
  Purchase of Oil and Gas Properties                                                                (412,279)          (16,427)
  Sale of Oil and Gas Properties                                                                        -               35,125
  Purchase of Other Equipment                                                                        (33,440)             -
                                                                                                 ------------        ----------

        Net Cash Provided (Used) By Investing Activities                                            (445,719)           18,698
                                                                                                 -----------       -----------

Cash Provided (Used) By Financing Activities:
  Amortization Prepaid Interest                                                                       16,667              -
  (Payments) on Notes Payable -Related Parties                                                       (23,668)             -
  (Increase) Decrease in Notes Receivable - Related Party                                            (31,245)          148,853
  (Increase) Decrease in Other Assets                                                                   -              (31,128)
  Proceeds From Long-Term Debt                                                                       122,875              -
  (Payments) on Long-Term Debt                                                                       (85,796)           (2,976)
  Proceeds From Notes Payable - Related Parties                                                         -               75,000
  Proceeds From Notes Payable - Other                                                                   -              225,000
  (Payment) on Notes Payable - Other                                                                 (87,675)         (102,066)
   Proceeds From Sale of Common Stock                                                                 81,675              -
   Proceeds From Sale of Preferred Stock                                                             800,000              -
                                                                                                 -----------        ----------

        Net Cash Provided (Used) By Financing Activities                                             742,833           307,683
                                                                                                 -----------       -----------

Increase (Decrease) in Cash and Cash Equivalents                                                     180,205            77,379

Cash and Cash Equivalents, Beginning of Period                                                        10,548            30,861
                                                                                                ------------       -----------

Cash and Cash Equivalents, End of Period                                                          $  190,753         $ 108,240
                                                                                                  ==========         =========

Cash Interest Paid                                                                               $    82,734     $      24,489
                                                                                                 ===========     =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       GULFWEST OIL COMPANY AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

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

2.       As of  June  30,  1996,  the  Company  had  receivables  from  Williams
         Southwest Drilling Company ("Williams") in the amount of $274,000, offset by reserves of $203,000 or a net receivable of $71,000. Williams is currently negotiating the sale of a drilling rig under a lease purchase contract. When the sale is completed, the Company should receive a payment in an amount approximating the net receivable.

         The Company also has two note receivables from The Holifield Companies ("Holifield") in the gross amount of $184,000 and a net amount of $13,000. Management is currently in negotiations with Holifield to settle one note for the transfer of an asset valued at $130,000. After this transaction is completed, management intends to negotiate a settlement for the remaining note.

3. On January 23, 1996, the Company received $100,000 as final funding of a $150,000 note payable to an individual due in July 1997. The initial funding of $50,000 was received in December 1995. At the completion of the funding, the individual received warrants to purchase 15,000 shares of common stock at a price of $1.00 per share. The warrants were exercised during March 1996.

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

5. On March 1, 1996, the Company issued a private placement offering of cumulative convertible Class A Preferred Stock with a stated dividend rate of 10%, payable quarterly as declared. During the first quarter, 1,000 shares of the preferred stock were sold for $500,000. In June 1996, the preferred stock was converted to 142,857 shares of common stock. (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition and Capital Resources".)

6. On March 27, 1996, the Company entered into agreements with two of its officers to convert deferred compensation in the amount of $47,340 to notes payable due April 1, 1997. Additionally, it entered into agreements with ten existing note holders to extend the due date on their notes to April 1, 1997 and pay accrued interest of $28,450 on that date.

7. During the second quarter, the Company sold 30,000 shares of restricted common stock at a net price of $1.58 per share in a private offering. Subsequent to the end of the quarter, an additional 50,000 shares were sold at the same price. The holders were also issued a warrant to purchase one share of common stock at an exercise price of $1.75 for each two shares of common stock purchased.

8. In May 1996, the Company sold $1,000,000 of 9% cumulative convertible Class AA Preferred Stock, with dividends payable quarterly as declared, to a group of private investors. Funding of $300,000 was received during the second quarter and was used to purchase interests in oil and gas properties. The remainder of the funds will be drawn as needed to purchase additional oil and gas interests, or to enhance properties the Company currently owns. In addition to dividends, the preferred share-holders are entitled to a distribution of up to 25% of the Company's net profits from the properties purchased with their funds, with the combined return on their investment not to exceed 20%. The preferred shareholders were also issued a warrant to purchase 50,000 shares of common stock at $5.75 per share.

9. During the second quarter, the Company entered into an agreement to purchase working interests in a group of oil properties in West Texas for $3,100,000 and tendered a non-refundable deposit of $200,000. The closing of this purchase is scheduled for October 1996.

10. During the second quarter, the Company also issued 11,000 shares of common stock and warrants to purchase 175,000 shares of common stock at $1.50 per share, 75,000 shares of common stock at $2.00 per share, and 50,000 shares of common stock at $5.00 per share to various financial consultants for assistance in raising additional capital.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

GulfWest Oil Company ("GulfWest" or the "Company") is an independent oil and gas company primarily engaged in the acquisition of producing oil and gas properties with proved reserves which have the potential for increased value through continued development and enhanced recovery technology. Its objective is to significantly increase the production of such properties through workovers of the wells, horizontal drilling from existing wellbores, development drilling or other enhancement operations. At June 30, 1996, the Company owned working interests in 65 gross producing oil and gas wells and royalty interests in 2 additional wells.

The Company's subsidiary, WestCo Producing Company ("WestCo"), currently operates approximately one-half of the properties in which the Company owns interests. As the Company continues to grow through acquisitions, it intends to purchase a significant working interest in each property so that WestCo can become the operator.

On July 17, 1995, the Company acquired from Sikes Producing, Inc. ("SPI"), beneficial ownership of an additional 42.5% of the working interests in 31 proved producing oil and gas properties located in the Madisonville Field, Texas. Under a Restructuring Agreement, GulfWest contributed its 37.5% ownership in a gas pipeline gathering system and assumed a $640,000 nonrecourse note as payment for the working interests. GulfWest also purchased certain additional working interests in Madisonville from SPI for a purchase price of $100,000, with $20,000 paid in cash at closing and a promissory note for $80,000 which was subsequently paid in full in 1996. It was also agreed that the Company's subsidiary, WestCo would assume operations of the 31 wells, effective August 1, 1995. These actions increased the Company's proved reserves by 44% over December 31, 1994 and provided additional operating income to the subsidiary, in that WestCo receives a management fee of $500 per month per producing well.

Results of Operations

Comparative results of operations for the periods indicated are discussed below.

Three-Month Period Ended June 30, 1996 compared to Three Month Period Ended June 30, 1995.

Oil and gas sales for the second quarter increased from $105,756 in 1995 to $272,090 in 1996, due primarily to the acquisition of the additional working interests from SPI discussed above and increases in the price of oil from $17 to $20 per barrel and the price of natural gas from $1.26 to $1.85 per Mcf. In 1996, WestCo received $44,096 in management fees for operating the producing wells.

Lease operating expenses for the period in 1996 increased by 50% over 1995, while revenues increased 160%. The increase in operating expenses for the newly acquired interests was offset by decreases due to 1) certain unproductive wells being plugged and abandoned in 1995; 2) successful workovers and recompletions on certain wells in 1995; and, 3) cost control and reduction measures implemented by WestCo following the assumption of operations in August 1995.

Depreciation and depletion increased for the period due to the acquisition of the additional working interests from SPI.

Interest expense for the second quarter of 1996 compared to 1995 increased due to the issuance of $500,000 in debentures with an annual interest rate of 9 1/2%, a $150,000 note payable to an individual with an annual interest rate of 7%, and the assumption of a $640,000 nonrecourse note with an annual interest rate of 8% in conjunction with the purchase of the interests from SPI.


Six-Month Period Ended June 30, 1996 compared to Six Month Period Ended June 30, 1995.

Oil and gas revenues increased by $236,852 in the first six months of 1996 compared to the same period in 1995 due to the acquisition of the additional working interests and the increase in oil and gas prices discussed above. Gathering system income declined by $16,000 as a result of the Company's contributing its interest in the pipeline in exchange for working interests in the Madisonville wells.

The Company recorded $30,000 of prospect generation fees from the sale of a partial interest in three producing properties during the first six months of 1995. During 1996, the Company generated $82,441 in revenues from the management of oil and gas wells, which commenced in the third quarter of 1995.

Lease operating expenses, depreciation and depletion all increased for the period in 1996 compared to 1995, due to the additional working interests acquired in August 1995. The increase in lease operating expenses was offset by decreases due to factors discussed above. Interest expense increased for the reasons cited above.


Financial Conditions and Capital Resources

During the first half of 1996, the cash needs of the Company have been met by the receipt of $982,000 in the form of $100,000 as final funding of a $150,000 note payable to an individual, the proceeds from the sale of cumulative convertible preferred stock for $800,000 and the sale of restricted stock for $82,000. Of the proceeds received from borrowings and stock sales, the Company used approximately $215,000 to offset negative operating cash flow, $180,000 to pay off note holders, $400,000 for the acquisition and enhancement of oil and gas properties, and the remainder is to be used as a cash reserve while the Company continues its efforts to increase cash flow. At June 30, 1996, the Company had total assets of $3,644,730, negative working capital of $949,586 and shareholders' equity of $1,392,401, compared to December 31, 1995 when the Company had total assets of $3,209,400, negative working capital of $326,706 and shareholders' equity of $987,796.

The Company sold preferred stock through two private offerings: In the first offering the Company sold $500,000 of 10% cumulative convertible Class A Preferred Stock, $.01 par value, with a purchase/liquidation value of $500 per share. During the second quarter, the holder converted the preferred stock to 142,857 shares of common stock based on a conversion price of $3.50 per share of common stock. In the second offering, the Company sold $1,000,000 of 9% cumulative convertible Class AA Preferred Stock, $.01 par value, with a purchase/liquidation value of $500 per share. $300,000 was funded during the second quarter and was used to acquire and enhance oil and gas properties. In addition to dividends, the holders of the Class AA Preferred Stock are entitled to receive distributions of up to 25% of the Company's net cash flow from the properties purchased with the funds, not to exceed a combined return of 20%.

Management's plans for growth and profitability during the remainder of 1996 include taking several measures to increase production and operating revenues:
1) acquiring ownership and operations of additional oil and gas properties; 2) increasing cash flow from properties currently owned by recompleting and enhancing certain wells; and, 3) drilling horizontally from existing wellbores to develop proved reserves. The Company intends to raise the necessary capital for these projects through the sale of additional shares of preferred and/or common stock, the arrangement of joint ventures with outside investors, and the securing of nonrecourse financing. The Company's ability to succeed in these goals is subject to a number of variables, including production levels, oil and gas market prices, and the availability of funds. There can be no assurances that operations and other capital resources will increase sufficiently to allow the Company to become cash flow positive in 1996.

                           PART II. OTHER INFORMATION



ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the shareholders during the second quarter of 1996.


ITEM 5.           OTHER INFORMATION

         On April 25, 1996, the Company entered into an agreement with a financial consultant for the purpose of assisting the Company to acquire equity capital through the sale of the Company's common stock in private transactions. To date, the consultant has not assisted the Company in acquiring equity capital under the agreement.

         On September 14, 1995, the Company entered into a Letter of Intent, subject to definitive agreement and approval by the Board of Directors, to acquire 100% of the common stock of Petrolinn Oil & Gas, Inc. ("Petrolinn"), a privately held Delaware corporation, and merge it into a wholly-owned subsidiary of the Company. After extensive due diligence on all aspects of the proposed transaction, management has recommended and the Board of Directors agreed on July 2, 1996 not to enter into a definitive agreement for the acquisition and merger, in that it would not be in the best interest of the Company and its shareholders.

         On May 7, 1996, the Board of Directors approved entering into an Employment and Change of Control Agreement with John E. Loehr, effective June 1, 1996, for a period of 5 years. Mr. Loehr will serve as a consultant until he assumes the duties of Chief Financial Officer, as of January 1, 1997. Under the Agreement, Mr. Loehr will receive a base annual salary of $150,000, increasing a minimum of 15% annually, with deferred compensation in the form of cash or stock as determined by the Board of Directors. Any Common Stock received by Mr. Loehr under the Agreement shall be based at 60% of the average bid price for the Company's Common Stock for the 20 days preceding issuance.

         In the event of a change of control, as defined in the Agreement, Mr. Loehr will have the option to continue as an employee of the Company under the terms of the agreement or receive a lump-sum cash severance payment equal to 300% of his annual base salary for the year following the change of control.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits -

                  20.1   Letter to Shareholders dated August 12, 1996


         (b)      Form 8-K -

                  The Company filed a report on Form 8-K dated April 15, 1996 reporting the Company's disagreement with accountants on accounting and financial disclosure.

                                   SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              GULFWEST OIL COMPANY
                                  (Registrant)


Date:  August 14, 1996                                 By: /s/ Jim C. Bigham
                                                          ------------------
                                                       Jim C. Bigham
                                                       Executive Vice President
                                                       and Secretary


Date:  August 14, 1996                                 By: /s/ John F. Bendure
                                                          --------------------
                                                       John F. Bendure
                                                       Vice President of Finance
                                                       and Treasurer

EXHIBIT 20.1



                                 August 12, 1996




Dear Fellow Shareholders:

         This is an exciting period in the life of our company, and the pace of recent events may have left some of you with an incomplete picture of what GulfWest Oil has accomplished and where we are headed. Our progress since the close of 1995 demonstrates the initial success of our ambitious acquisition strategy, the growing strength of our financial foundation, and the hard work of our dedicated management team.

         We are pleased to report that shareholders represented at our annual meeting on July 2, 1996, expressed a strong vote of confidence in the company's leadership and direction. At the meeting, the five nominees for director listed in the proxy statement were reelected for a one year term. Of the 1,087,325 shares of common stock outstanding, 773,430 shares (71%) were present in person or by proxy and entitled to be voted at the meeting. Of the shares voted, 760,237 shares (98%) were cast for each of the nominees for director of the company. No other matters were presented at the meeting.

         Prior to the meeting, a representative of a group of shareholders presented proxies purportedly representing 370,465 shares which directed him to nominate and vote for a slate of five directors other than those nominated by your management. Because the secretary was unable to verify all of the shareholders as record owners of stock, the company disallowed the proxies except for 7,391 shares. The representative departed before the meeting was called to order and therefore did not attempt to nominate or vote for the directors.

         A further indication of confidence in our prospects has been our ability to secure financing for our acquisition program. Through the efforts of the chairman, Mr. John Loehr, the company recently sold $1,000,000 of a 10% Convertible Participating Preferred Stock Offering. To date, $300,000 of these funds have been drawn and were used to purchase 26 oil wells in Hardin, Polk and Brazoria Counties, Texas, and to enhance certain wells which the company owns in the Madisonville Field, Texas. The company's wholly-owned subsidiary, WestCo Producing Company, operates these wells. Since WestCo assumed operations of the Madisonville wells in August 1995, oil production from the wells has increased by one-third.

         The company has recently entered into an agreement to purchase for $3.1 million approximately 250 oil wells in Crockett County, Texas which WestCo will operate. Estimated gross production from the producing wells is currently 220 barrels of oil per day. WestCo plans to place 80-100 of the non-producing wells back into production by year end, thus increasing production to an estimated 420 barrels per day. There is also the potential to drill 30-50 undeveloped locations and introduce a secondary recovery program for the development of reserves at a later date.

         In his presentation to the shareholders, Mr. Marshall Smith, president, stated, "Since the acquisition of our core properties in 1993, the company's proved reserves doubled in 1994 and increased by one-third in 1995. It is now time to turn our reserves into cash, while continuing to acquire additional reserves. Our goal is to move forward in securing the necessary capital and financing for this $3.1 million purchase which will substantially increase our cash flow and earnings in a short period of time."

         On June 24, 1996, ECO2, Inc., the holder of 1,000 shares of the company's preferred stock, valued at $500,000, converted its stock to 142,857 shares of common stock, based on a price of $3.50 per share of common stock. Following the conversion, ECO2 owns approximately 11% of the outstanding common stock of the company. Mr. Charles Ledford, Chairman and CEO of ECO2, was extended an invitation, which he accepted, to be a director of the Company. On August 5, 1996, the board of directors held a special meeting at which the board was increased to 6 members and Mr. Ledford was elected a director. Mr. Ledford brings considerable experience and business acumen to the board and we believe he will be an invaluable addition to our team.

         In the coming months, we intend to aggressively pursue the acquisition opportunities that are available to us, while continuing to increase the production from our existing reserves. We believe this strategy will result in a stronger and profitable company in the near future. The officers, directors and employees of GulfWest greatly appreciate your continued confidence and support, and we are committed to creating value for our shareholders.






John E. Loehr, Chairman of the Board            Marshall A. Smith III, President