Form 10-Q
period 1996-09-30
GULFWEST OIL CO
filed 1996-11-14
CIK 813779

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 for the transition period from ______ to ______

                         Commission file number 1-12108

                              GULFWEST OIL COMPANY
              (Exact name of Registrant as specified in its charter)

                          Texas                           87-0444770
                   (State or other jurisdiction         (IRS Employer
                      of incorporation)                Identification No.)

                2644 Sherwood Forest Plaza
                        Suite 229
                  Baton Rouge, Louisiana                       70816
              (Address of principal executive offices)      (zip code)

                                 (504) 293-1100
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days.

                           NO ___                  YES  X

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, November 14, 1996, was 1,521,154 shares of Class A Common Stock, $.001 par value.

                              GULFWEST OIL COMPANY

                         FORM 10-Q FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1996
                                                                                                  Page of
                                                                                                 Form 10-Q

Part I:           Financial Statements

Item 1.           Financial Statements
                  Balance Sheets, September 30, 1996,
                   and December 31, 1995                                                             3
                  Statements of Operations-for the three months
                    and nine months ended September 30, 1996, and 1995                               5
                  Statements of Cash Flows-for the nine
                    months ended September 30, 1996, and 1995                                        6
                  Notes to Financial Statements                                                      7

Item 2.           Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                                                   10

Part II:          Other Information

Item 4.           Submission of Matters to a Vote of Security Holders                               13

Item 6.           Exhibits and Reports on 8-K                                                       13

Signatures                                                                                          14

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                   (UNAUDITED)



                                                                                              September 30,    December 31,
                                                                                                  1996             1995
                                     ASSETS

Current Assets:
  Cash and Cash Equivalents                                                                    $   138,907       $   10,548
  Accounts Receivable - Trade                                                                      265,772          153,619
  Accounts and Notes Receivable - Related Parties                                                   14,900           15,100
  Prepaid Expenses                                                                                  14,567           37,592
                                                                                               -----------       ----------

    Total Current Assets                                                                           434,146          216,859

Oil & Gas Properties, Using the Successful Efforts Method of Accounting:
  Undeveloped Properties                                                                            37,910           37,910
  Developed Properties                                                                           4,017,359        3,340,419
  Gathering Systems                                                                                 20,048           20,048

Other Property and Equipment                                                                       339,274          278,864

Less - Accumulated Depreciation, Depletion,
    and Amortization                                                                            (1,064,939)        (783,375)
                                                                                                -----------        --------

    Net Oil and Gas Properties and
      Other Property and Equipment                                                               3,349,652        2,893,866

Long-Term Notes Receivable - Related Party, Net of Current Portion                                 168,453           98,675
                                                                                                 ---------        ---------

    Total Assets                                                                               $ 3,952,251       $3,209,400
                                                                                               ===========       ==========






       The accompanying notes are an integral part of these consolidated financial statements.


                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                   (UNAUDITED)



                                                                                             September 30,     December 31,
                                                                                                 1996              1995

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current Portion of Long-Term Debt                                                           $    478,115      $    59,906
  Current Portion of Long-Term Debt - Related Parties                                              306,863            -
  Notes Payable                                                                                    203,189           87,675
  Accounts Payable - Trade                                                                         416,792          329,495
  Accrued Expenses                                                                                  59,697           66,489
                                                                                               -----------      -----------

    Total Current Liabilities                                                                    1,464,656          543,565

Long-Term Debt, Net of Current Portion                                                             907,087        1,451,938
Long-Term Debt, Related Parties                                                                       -             226,101

Commitments and Contingencies                                                                         -                -

Stockholders' Equity:
  Preferred Stock, Par Value at $.01, 10,000,000 Shares
    Authorized, 900 and -0- Shares Issued and Outstanding
    In 1996 and 1995, respectively                                                                 402,103             -
  Common Stock, Par Value at $.001, 20,000,000 Shares
     Authorized, 1,517,904 and 1,086,125 Shares Issued and Outstanding
     in 1996 and 1995, respectively                                                                  1,518            1,086
  Additional Paid-in Capital                                                                     4,525,288        3,596,514
  Retained Deficit                                                                              (3,348,401)      (2,609,804)
                                                                                                ----------       ----------

    Total Stockholders' Equity                                                                   1,580,508          987,796
                                                                                                 ---------       ----------

    Total Liabilities and Stockholders'
      Equity                                                                                   $ 3,952,251       $3,209,400
                                                                                               ===========       ==========










        The accompanying notes are an integral part of these consolidated financial statements.


                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                           SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)

                                                                    Three Months                       Nine Months
                                                                   Ended Sept. 30,                   Ended Sept. 30,
                                                                  1996              1995              1996             1995
                                                             ------------------------------      -----------------------------

Revenues:
  Oil and Gas Sales                                           $   283,340       $   102,653      $   757,937       $   340,505
  Gathering System Income                                           2,402             6,662            5,373            25,605
  Prospect Generation Fees                                           -                 -                -               30,000
  Management Fees                                                  54,095            24,000          136,536            24,000
                                                              -----------       -----------      -----------       -----------
    Total Revenues                                                339,837           133,315          899,846           420,110
                                                              -----------       -----------      -----------       -----------
Costs and Expenses:
  Lease Operating Expenses                                        176,711            88,724          387,888           256,904
  Lease Abandonments                                                 -                 -              85,696              -
  Depreciation and Depletion                                       99,813            93,279          281,565           228,242
  General and Administrative                                      261,271           227,935          719,779           671,797
                                                              -----------       -----------       ----------       -----------
    Total Costs and Expenses                                      537,795           409,938        1,474,928         1,156,943
                                                              -----------       -----------       ----------       -----------
Income (Loss) From Operations                                    (197,958)         (276,623)        (575,082)         (736,833)

Other Income and Expense:
  Interest Income                                                  11,210             8,389           26,827            42,665
  Interest Expense                                                (57,108)          (44,069)        (172,671)          (79,352)
                                                              -----------       -----------       ----------       -----------
    Total Other Income and Expense                                (45,898)          (35,680)        (145,844)          (36,687)
                                                              -----------       -----------       ----------       -----------
Net Income (Loss) Before Taxes                                   (243,856)         (312,303)        (720,926)         (773,520)

Income Tax Provision                                                 -                 -                -                 -
                                                              -----------       -----------      -----------       -----------
Net Income (Loss)                                             $  (243,856)      $  (312,303)     $  (720,926)      $  (773,520)
                                                              ===========       ===========      ===========       ===========

Earnings Per Share and Common Stock
  Equivalents                                                 $      (.18)      $      (.31)     $      (.61)      $      (.77)

Weighted Average Number of Shares                               1,360,931         1,000,000        1,184,393         1,000,000
                                                              ===========       ===========      ===========       ===========



        The accompanying notes are an integral part of these consolidated financial statements.


                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)


                                                                                                  1996              1995
                                                                                              ------------       ----------

Cash Flows Provided (Used) By Operating Activities:
  Net Income (Loss)                                                                            $  (720,926)      $ (773,520)

  Adjustments to Reconcile Net Income (Loss) to Net
     Cash Provided (Used) by Operating Activities:
      Depreciation, Depletion, and Amortization                                                    281,564          228,242
      Lease Abandonments                                                                            85,696             -
      (Increase) Decrease in Accounts Receivable - Other, Net                                     (112,153)        (153,851)
      (Increase) Decrease in Prepaid Expenses                                                       23,025           (4,489)
      Increase (Decrease) in Accounts Payable - Trade                                               87,297          138,012
      Increase (Decrease) in Accrued Expenses                                                       (6,792)          76,000
                                                                                               -----------       ----------
        Net Cash Provided (Used) By Operating Activities                                          (362,289)        (489,606)
                                                                                               -----------       ----------
Cash Flows Provided (Used) By Investing Activities:
  Purchase of Oil and Gas Properties                                                              (762,636)        (948,888)
  Sale of Oil and Gas Properties                                                                      -              35,125
  Sale of Gathering System                                                                            -             166,338
  Purchase of Other Equipment                                                                      (60,410)         (29,720)
                                                                                               -----------       -----------
        Net Cash Provided (Used) By Investing Activities                                          (823,046)        (777,145)
                                                                                               -----------       ----------
Cash Provided (Used) By Financing Activities:
  Amortization Prepaid Interest                                                                     25,002            -
  (Payments) on Notes Payable -Related Parties                                                    (119,238)           -
  (Increase) Decrease in Notes Receivable - Related Party                                          (69,578)         121,042
  (Increase) Decrease in Other Assets                                                                 -             (42,139)
  Proceeds From Long-Term Debt                                                                      49,344          657,507
  (Payments) on Long-Term Debt                                                                        -              (5,098)
  Proceeds From Notes Payable - Related Parties                                                    200,000           75,000
  Proceeds From Notes Payable - Other                                                              109,000          459,000
  (Payment) on Notes Payable - Other                                                              (185,474)            -
   Proceeds From Sale of Common Stock                                                              402,535             -
   Proceeds From Sale of Preferred Stock                                                           902,103             -
                                                                                               -----------        ----------
        Net Cash Provided (Used) By Financing Activities                                         1,313,694         1,265,312
                                                                                               -----------        ----------
Increase (Decrease) in Cash and Cash Equivalents                                                   128,359            (1,439)

Cash and Cash Equivalents, Beginning of Period                                                      10,548            30,861
                                                                                               -----------        ----------
Cash and Cash Equivalents, End of Period                                                       $   138,907        $   29,422
                                                                                               ===========        ==========

Cash Interest Paid                                                                             $   168,911        $   49,748

                                                                                               ===========        ==========


        The accompanying notes are an integral part of these consolidated financial statements.

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)

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

     The Company has two wholly-owned subsidiaries, WestCo Producing Company ("WestCo") and GulfWest Texas Company ("GulfWest Texas"), both Texas corporations. WestCo was organized July 14, 1995 and operates properties in which the Company owns working interests. GulfWest Texas was organized September 23, 1996 and is the owner of record for certain properties acquired on October 10, 1996. WestCo has one wholly-owned subsidiary, VanCo Well Service, Inc. ("VanCo") which was organized September 5, 1996 and operates well servicing equipment under contract to the Company and third parties. All material intercompany transactions and balances are eliminated upon consolidation.

2. As of September 30, 1996, the Company had two note receivables from The Holifield Companies ("Holifield") in the gross amount of $184,000 and a net amount of $13,000, after reserves for bad debt. Management is currently in negotiations with Holifield to settle these notes for cash or the transfer of assets.

3. On January 23, 1996, the Company received $100,000 as final funding of a $150,000 note payable to an individual due in July 1997. The initial funding of $50,000 was received in December 1995. At the completion of the funding, the individual received warrants to purchase 15,000 shares of Common Stock at a price of $1.00 per share. The warrants were exercised during March 1996.

4. On January 25, 1996, the Company issued warrants to purchase up to 175,000 shares of Common Stock at $1.50 per share to a financial advisor for assistance in arranging additional financing for the Company. Also, on February 5, 1996, the Company issued warrants to purchase up to 40,000 shares of Common Stock at $2.25 per share to a public relations consultant. None of these warrants has been exercised to date.

5. On March 1, 1996, the Company completed a Private Offering of Cumulative Convertible Class A Preferred Stock with a stated dividend rate of 10% of purchase price per share, payable quarterly as declared. During the first quarter, 1,000 shares of the Preferred Stock were sold for $500,000. In August 1996, the Preferred Stock was converted to 142,857 shares of Common Stock. On August 22, 1996, the Board of Directors declared a dividend on the Class A Preferred Stock for the period during which the Preferred Stock was outstanding and authorized the issuance of Common Stock, with a set value of $1.75 per share, as payment of the dividend. On August 31, 1996, the Company issued 10,097 shares of Restricted Common Stock to the holder of the Class A Preferred Stock in lieu of cash for declared dividends of $17,671.23. (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition and Capital Resources".)

6. On March 27, 1996, the Company entered into agreements with two of its officers to convert deferred compensation in the amount of $47,340 to notes payable due April 1, 1997. Additionally, it entered into agreements with ten existing note holders to extend the due date on their notes to April 1, 1997 and pay accrued interest of $28,450 on that date.

7. During the second and third quarters, the Company sold 30,000 and 176,000 shares, respectively, of Common Stock at a net price of $1.58 per share in a private offering. The holders were also issued a warrant to purchase one share of Common Stock at an exercise price of $1.75 for each two shares of Common Stock purchased. The Company also issued warrants to purchase 75,000 shares of Common Stock at an exercise price of $1.75 per share to a financial advisor for assistance in this offering.

8. In a Private Placement to a group of investors completed in May 1996, the Company sold 2,000 shares of Cumulative Convertible Participating Class AA Preferred Stock, with a stated dividend rate of 10% of purchase price per share, payable annually on a cumulative basis as declared. Each shares of the Preferred Stock is convertible to 100 shares of Common Stock, subject to antidilution provisions. In addition to dividends, the Class AA Preferred Stockholders are entitled to a distribution of up to 25% of the Company's net profits from the properties purchased with their funds, with the combined return on their investment not to exceed 20%. The holders were also issued warrants to purchase up to 50,000 shares of Common Stock at $5.75 per share. Funding of $450,000 has been drawn and was used to purchase interests in oil and gas properties. The remainder of the funds will be drawn as needed to purchase additional oil and gas interests, or to enhance properties the Company currently owns.

9. During the second quarter, the Company issued 11,000 shares of Common Stock and warrants to purchase up to 175,000 shares of Common Stock at $1.50 per share, 75,000 shares of Common Stock at $2.00 per share, and 50,000 shares of Common Stock at $5.00 per share to various financial consultants for assistance in raising additional capital.

10. During the second quarter, the Company entered into an agreement to purchase working interests in a group of oil properties in West Texas for $3,100,000 and tendered a non- refundable deposit of $200,000. The purchase of this property was completed on October 10, 1996, with the Company paying $1,600,000 in cash and giving the seller a note for $1,500,000.

     To fund the $1,600,000 in cash, the Company used the net proceeds at October 10, 1996 from the Company's Private Offering of Class AAA Preferred Stock and warrants. The Preferred Stock and warrants were sold in $500 units, each unit consisting of one share of Preferred Stock, a warrant to purchase up to 50 shares of Common Stock at $1.75 per share and a warrant to purchase up to 50 shares of Common Stock at $4.50 per share. The holders of the Preferred Stock are entitled to receive dividends on a cumulative basis, as declared, at the rate of 9% per annum of purchase price per share. The Preferred Stock is convertible, in whole or in part, to Common Stock at a conversion rate equal to the aggregate liquidation price of $500 per share, plus accrued and unpaid dividends, divided by a price which is the lesser of 70% of the average closing bid price of the Company's Common Stock, as reported by the Nasdaq, for the fifteen trading days that end on the third day preceding the date of the conversion or $3.50 per share. If the Preferred Stock has not been converted to Common Stock and the dividends are in arrears for more than four quarters, on any dividend payment date after January 1, 1998, the holder may elect to exchange the Preferred Stock on a prorata basis for Common Stock of GulfWest Texas, the subsidiary which owns the properties acquired with the proceeds of the offering.

11. On September 4, 1996, the Company received $200,000 from a company whose president is a director of GulfWest and issued a 60-day note bearing interest at the rate of 10% per annum. The note proceeds were used as a non-refundable deposit on the West Texas properties and the note was repaid subsequent to September 30, 1996 from proceeds of the Class AAA Preferred Stock Offering (See Note 10 above).

12. On September 30, 1996, the Company's principal financial advisor exercised warrants it had previously been issued to purchase 45,625 shares of Common Stock at the purchase price of $.50 per share. The financial advisor had been issued warrants to purchase 20,625 shares as a commission for the sale of units of the Company's 1995 Private Offering of Debentures and the remaining warrants for 25,000 shares were issued for the advisor's assistance in raising additional capital.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     GulfWest Oil Company ("GulfWest" or the "Company") is an independent oil and gas company primarily engaged in the acquisition of producing oil and gas properties with proved reserves which have the potential for increased value through continued development and enhanced recovery technology. Its objective is to significantly increase the production of such properties through workovers of the wells, horizontal drilling from existing wellbores, development drilling or other enhancement operations. At September 30, 1996, the Company owned working interests in 65 gross producing oil and gas wells and royalty interests in 2 additional wells.

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

     On June 6, 1996, the Company bought a 70% working interest in two fields in Polk and Hardin Counties, Texas that had 16 producing wells for approximately $120,000 and purchased a 50% working interest in a field in Brazoria County, Texas containing 6 wells for approximately $90,000. The Company's WestCo subsidiary is managing the wells in Polk and Hardin Counties for a fee of $250 per well.

     Subsequent to September 30, 1996, the Company purchased a 100% working interest in a field in Crockett County, Texas (the Vaughn Field) for $3,100,000. This acquisition includes approximately 280 oil wells on 5,100 acres. Currently 82 of the wells are active, producing an aggregate of 230 barrels per day. The Company plans to place 80 of the inactive wells back in production by the end of the first quarter of 1997 through enhancement and recompletions, increasing production to approximately 420 barrels of oil per day. The properties have proved developed producing and non-producing oil reserves estimated at 1.3 million barrels.

Results of Operations

Comparative results of operations for the periods indicated are discussed below.

Three-Month Period Ended September 30, 1996 compared to Three Month Period Ended September 30, 1995.

     Oil and gas sales for the third quarter increased from $102,653 in 1995 to $283,340 in 1996, due primarily to the acquisition of the additional working interests from SPI discussed above and increases in the price of oil from $17 to $22 per barrel and the price of natural gas from $1.26 to $1.85 per Mcf. In 1996, WestCo received $54,095 in management fees for operating the producing wells compared to $24,000 in 1995. The increase is due to a full quarter in 1996 versus two months in 1995 and the additional wells being managed in 1996.

     Lease operating expenses for the period in 1996 increased by 100% over 1995, while revenues increased 180%. The increase in operating expenses for the newly acquired interests was offset by decreases due to 1) certain unproductive wells being plugged and abandoned in 1995; 2) successful workovers and recompletions on certain wells in 1995; and, 3) cost control and reduction measures implemented by WestCo following the assumption of operations of August 1, 1995.

     Depreciation and depletion increased for the period due to the acquisition of the additional working interests from SPI and other smaller acquisitions.

     Interest expense for the third quarter of 1996 compared to 1995 increased due to the issuance of $500,000 in debentures with an annual interest rate of 9 1/2%, a $150,000 note payable to an individual with an annual interest rate of 7%, and the assumption of a $640,000 nonrecourse note with an annual interest rate of 8% in conjunction with the purchase of the interests from SPI.


     Nine-Month Period Ended September 30, 1996 compared to Nine Month Period Ended September 30, 1995.

     Oil and gas revenues increased by $474,597 in the first nine months of 1996 compared to the same period in 1995 due to the acquisition of the additional working interests and the increase in oil and gas prices discussed above. Gathering system income declined by $19,000 as a result of the Company's contributing its interest in the pipeline in exchange for working interests in the Madisonville wells.

     The Company recorded $30,000 of prospect generation fees from the sale of a partial interest in three producing properties during the first nine months of 1995. During 1996, the Company received $136,536 in management fees for operating the producing wells compared to $24,000 during the period in 1995. Operations did not commence until August 1, 1995.

     Lease operating expenses, depreciation and depletion all increased for the period in 1996 compared to 1995, due to the additional working interests acquired effective August 1, 1995. The increase in lease operating expenses was offset by decreases due to factors discussed above. Interest expense increased for the reasons cited above.


Financial Conditions and Capital Resources

     During the first nine months of 1996, the cash needs of the Company have been met by the receipt of $1,663,000 in net proceeds, including $358,000 from notes payable, $902,000 from the sale of Preferred Stock and $403,000 from the sale of Common Stock. Of these proceeds, the Company used approximately $362,000 to offset negative operating cash flow, $175,000 to pay off note holders, $763,000 for the acquisition and enhancement of oil and gas properties, and the remainder is to be used as a cash reserve while the Company continues its efforts to increase cash flow. At September 30, 1996, the Company had total assets of $3,952,251, negative working capital of $1,030,510 and shareholders' equity of $1,392,401, compared to December 31, 1995 when the Company had total assets of $3,209,400, negative working capital of $326,706 and shareholders' equity of $987,796. (See "Notes to the Consolidated Financial Statements").

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

                           PART II. OTHER INFORMATION


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's annual meeting was held on July 2, 1996. The only matter submitted to a vote of the shareholders was the election of directors. All 5 of the serving directors were re- elected.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits -

                  None


         (b)      Form 8-K -

                  None

                                   SIGNATURES


     Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     GULFWEST OIL COMPANY
                                                         (Registrant)


Date: November 14, 1996                           By: /s/ Jim C. Bigham
                                                      -----------------------
                                                      Jim C. Bigham
                                                      Executive Vice President
                                                      and Secretary


Date:  November 14, 1996                          By: /s/ John F. Bendure
                                                      -----------------------
                                                      John F. Bendure
                                                      Vice President of Finance
                                                      and Treasurer