Form 10-K
period 1996-12-31
GULFWEST OIL CO
filed 1997-04-30
CIK 813779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996
                                       or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____ to ____.
                         Commission file number 1-12108.

                              GulfWest Oil Company
             (Exact name of registrant as specified in its charter)

         Texas                                          87-0444770
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

    2644 Sherwood Forest Plaza, Suite 229
          Baton Rouge, Louisiana                          70816
   (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (504) 293-1100.

           Securities registered pursuant to Section 12(b) of the Act:
                                                        Name of each exchange
            Title of Each Class                          on which registered
Class A Common Stock, par value of $.001 per share      Boston Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                                        Name of each exchange
           Title of Each Class                           on which registered
Class A Common Stock, par value of $.001 per share     The Nasdaq Stock Market

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or informational statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock of the Registrant held by non-affiliates (excluding voting shares held by officers and directors) was $3,206,426 on April 21, 1997.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock: Class A Common Stock $.001 par value: 1,696,154 shares on April 21, 1997.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                     PART I

ITEM 1.           Business.

General

     GulfWest Oil Company ("GulfWest" or the "Company"), a Texas corporation, is an independent oil and gas company primarily engaged in the acquisition of producing oil and gas properties with Proved Reserves which have the potential for increased value through continued development and enhanced recovery technology. The Company's objective is to significantly increase the production of such properties through workovers of the wells, Horizontal Drilling from existing wellbores, development drilling or other enhancement operations.

     Since the Company began its acquisition program in June 1993, it has acquired Proved Reserves of 5 million barrels of oil equivalent (BOE) with a Present Value of approximately $40 million as of December 31, 1996. On a BOE basis, 64% of the Proved Reserves were classified as Proved Developed and 73% of Proved Reserves consisted of oil reserves. The Company operates 88% of its properties, based on Present Value.

     At present, substantially all of the Company's properties are located in Texas; however, in the future the Company plans to expand to other geographic areas in which it believes acquisition opportunities exist. The operations of the Company are considered to fall within a single industry segment, the acquisition, development and production of natural gas and crude oil. See "Item
2. Properties".

     GulfWest Oil Company is the successor by merger with GulfWest Energy, Inc., a Utah corporation, in July, 1992. The purpose of the merger was to change the state of incorporation of the Company from Utah to Texas. GulfWest Energy, Inc., formerly First Preference Fund, Inc., and Gallup Acquisitions, Inc. was incorporated in 1987 as a Utah corporation. The Company has three wholly-owned subsidiaries: WestCo Oil Company ("WestCo"), GulfWest Texas Company ("GulfWest Texas") and GulfWest Permian Company ("GulfWest Permian"), all Texas corporations. WestCo was organized July 14, 1995 and operates properties in which the Company owns majority Working Interests. GulfWest Texas was organized September 23, 1996 and is the owner of record for certain properties located in the Vaughn Field, West Texas. GulfWest Permian was organized November 25, 1996 and is the owner of record for certain properties located in four counties in West Texas. WestCo has one wholly-owned subsidiary, VanCo Well Service, Inc. ("VanCo"), a Texas corporation, which was organized September 5, 1996 and operates well servicing equipment under contract with the Company and third parties. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

     The Company maintains its executive offices at 2644 Sherwood Forest Plaza, Suite 229, Baton Rouge, Louisiana 70816, and its telephone number is
(504)293-1100. The Company also maintains an operations office at 16800 Dallas Parkway, Suite 250, Dallas, Texas 75248 and its telephone number is
(972)250-4440.

     The Company has one class of Common Stock, Class A, which is traded on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol "GULF" (prior to February 27, 1996 the symbol was "GFWO") and listed on the Boston Stock Exchange under the symbol "GFW" ("Common Stock"). See "Item 5. Market for Registrant's Common Stock and Related Stockholder Matters".

Recent Acquisitions

     During the fourth quarter of 1996, the Company acquired oil properties in the Permian Basin area of West Texas for a total purchase price of $10.8 million. The first of the two acquisitions was the purchase of oil properties in the Vaughn Field ("Phase I") for $3 million, which closed on October 10, 1996. The acquisition was funded with $1.5 million from the net proceeds of a private placement of Preferred Stock and the assumption of $1.5 million of the seller's bank debt.

     On December 9, 1996, the Company closed the purchase of an additional group of oil properties ("Phase II"), located in Pecos, Howard, Sterling and Lynn Counties, Texas for $7.65 million. This acquisition was funded by $150,000 in cash from working capital, short-term seller financing of $1.6 million and the assumption of $5.9 million of the seller's bank debt. The Phase I and Phase II acquisitions increased the Company's Proved Reserves at December 31, 1996 by 138% to 5 million BOE and increased the Present Value of the reserves by 107% to approximately $40 million. These properties include approximately 400 Net Productive Wells on approximately 9,000 Net Acres.

     Subsequent to year end, on April 2, 1997, the Company entered into a Purchase and Sale Agreement, with a performance deposit of $100,000 to acquire additional West Texas oil properties ("Phase III"), located in Pecos and Sterling Counties, Texas for a purchase price of $4.7 million, to be funded by financing of $3.6 million with the balance to be paid in cash and through a production net profits interest under certain terms and conditions. The Phase III properties contain 692,000 BOE of Proved Reserves.

Development of the Business

     The development of the Company from 1993 through 1995 was based upon its business plan which had the following major elements:

          1. To establish a base of Producing Properties to provide the Company cash flow and build oil and gas reserves. The Company commenced this process with the acquisitions funded by proceeds from its 1993 Public Offering.

          2. Whenever possible, to use the cash flow from the acquired properties to enhance their value and accelerate the rate of return on the invested funds.

          3. To continue an aggressive program to acquire additional Producing Properties with enhancement and developmental potential. Since June 1993, the Company has acquired Working Interests in 450 Gross Productive Wells, located on 22,250 Gross Acres (14,450 Net Acres), and Royalty Interests in two additional wells.

          4. To expand, through a wholly owned subsidiary, the day-to-day operation of properties to ensure more effective and profitable management, and to generate operator revenues to offset general and administrative expenses of the Company. The Company's operating subsidiary, WestCo commenced operations in August 1995 and now operates all of the properties in which the Company owns a majority Working Interest.

1993 Core Acquisitions

     Upon the successful close of its Public Offering (the "Offering") in June, 1993, the Company began to expand its acquisition program and increase its reserve base, using the $2.2 million net proceeds from the Offering and private financing. In July and August, 1993, GulfWest purchased Working Interests in 26 producing oil and gas wells in East Texas from Sikes Producing, Inc. (the "Sikes Acquisition") for $930,000. Four of the wells have behind the pipe Proved Developed Reserves and drilling locations for Proved Undeveloped Reserves.

     In December, 1993, GulfWest acquired Working Interests in an additional 31 producing oil and gas wells in the Madisonville Field, Texas (the "Madisonville Acquisition") with excellent enhancement potential and considerable Proved Reserves. The Company also acquired a 37.5% ownership in a natural gas pipeline system. During a six month period ending December 31, 1993, GulfWest acquired Proved Reserves of 2.5 Bcf of natural gas and 140,000 barrels of oil, for a purchase price of $1.85 million which equated to $3.27 per BOE.

1994 Additions

     On July 31, 1994, the Company exercised its option to purchase a 32.5% interest in The Madisonville Project, Limited (the "Partnership") for $500,000 in exchange for cancellation of a note receivable from the Partnership. The assets of the Partnership included ownership in Working Interests in producing oil and gas properties, a 25% ownership in a natural gas pipeline gathering system and notes receivable in the amount of $1,281,000 at June 30, 1994, of which $640,500 was due from the Company. In November, 1994, the Company acquired a 20% Working Interest in 1,300 undeveloped acres with proved oil and natural gas reserves in a field where the Company owned interests in 2 producing wells. With these additions, the Company doubled its end of year reserve base from 1993 to 1994.

1995 Developments

     On July 17, 1995, GulfWest acquired from Sikes Producing, Inc. ("SPI"), beneficial ownership of an additional 42.5% of the Working Interests in 31 Proved Producing oil and gas properties located in the Madisonville Field. Under a Restructuring Agreement, GulfWest contributed its 37.5% ownership in the gas pipeline gathering system and assumed a $640,000 nonrecourse note as payment for the Working Interests. GulfWest also agreed to purchase certain additional Working Interests in Madisonville subsequently acquired by SPI for a purchase price of $100,000, with $20,000 paid in cash at closing and a promissory note for $80,000 which was subsequently paid in full in 1996. WestCo assumed operations of the 31 wells, effective August 1, 1995. These actions increased the Company's Proved Reserves by 44% over 1994 and provided additional operating income to WestCo through operating fees.

Risk Factors

Market Conditions and Prices

     The success of the Company will depend heavily upon its ability to market its oil and gas production at favorable prices of which there can be no assurance. In recent decades, there have been both periods of worldwide overproduction and under production of hydrocarbons and periods of increased and relaxed energy conservation efforts. Such conditions have resulted in periods of excess supply of, and reduced demand for, crude oil on a worldwide basis and for natural gas on a domestic basis; these periods have been followed by periods of short supply of, and increased demand for, crude oil and, to a lesser extent, natural gas. The excess or short supply of crude oil and natural gas has placed pressures on prices and has resulted in dramatic price fluctuations.

Accuracy of Reserve Estimates

     There are numerous uncertainties in estimating quantities of Proved Reserves and in projecting future rates of production and the timing of development expenditures. The reserve data set forth in this Memorandum represents only estimates. In addition, the estimates of future net cash flows from Proved Reserves, the Present Value thereof, and the acquisition cost per barrel of oil equivalent (BOE) thereof are based upon certain assumptions about future production levels, prices and costs that may not prove to be correct.

Acquisition Risks

     It generally is not feasible to examine in detail every individual property involved in an acquisition and ordinarily review efforts are concentrated on the higher-valued properties. Even a detailed review of all properties and records may not reveal existing or potential problems nor will it permit the Company to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities.

Competition

     The oil and gas industry is highly competitive in all its phases. Competition is particularly intense with respect to the acquisition of desirable Producing Properties, the acquisition of oil and gas Prospects suitable for enhanced production efforts, and the hiring of experienced personnel. The competitors of the Company in oil and gas acquisition, development, and production include the major oil companies in addition to numerous independent oil and gas companies, individual proprietors and drilling programs. Many of these competitors possess and employ financial and personnel resources substantially in excess of those which are available to the Company and may, therefore, be able to pay more for desirable Producing Properties and Prospects and to define, evaluate, bid for, and purchase a greater number of Producing Properties and Prospects than the financial or personnel resources of the Company will permit. The ability of the Company to generate reserves in the future will be dependent on the Company's ability to select and acquire suitable Producing Properties and Prospects in competition with these companies.

Governmental Regulation

     Domestic  exploration  for  and  production  and  sale  of oil  and gas are extensively regulated at both the federal and state levels. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations affecting the oil and gas industry which often are difficult and costly to comply with and which carry substantial penalties for noncompliance. State statutes and regulations require permits for drilling operations, drilling bonds, and reports concerning operations. Most states in which the Company will operate also have statutes and regulations governing conservation matters, including the unitization or pooling of properties and the establishment of maximum rates of production from wells. Many state statutes and regulations may limit the rate at which oil and gas could otherwise be produced from acquired properties. Some states have also enacted statutes prescribing ceiling prices for gas sold within their states. The Company's operations are also subject to numerous laws and regulations governing plugging and abandonment, the discharge of materials into the environment or otherwise relating to environmental protection. The heavy regulatory burden on the oil and gas industry increases its costs of doing business and consequently affects its profitability.


Employees

     As of March 31, 1997, the Company had 47 full time employees, of whom 40 were field personnel.


Executive Officers

     See Item 10 of this report, which information is incorporated herein by reference.

ITEM 2.           Properties.

     At December 31, 1996, the Company's properties included Working Interests in 450 gross productive oil and gas wells and Royalty Interests in 2 additional wells. The properties contained net to the Company's interest, estimated Proved Reserves of 3,657,953 barrels of oil and 7,960,473 Mcf of gas at year end. These reserves are located primarily in Texas.

     Proved Reserves. The following table reflects the estimated Proved Reserves of the Company for the preceding three years.

                                                                  1996             1995            1994

         Crude Oil (Bbls)
           Developed                                           2,498,287           140,702           84,081
           Undeveloped                                         1,159,666           299,101           24,423

             Total                                             3,657,953           439,803          108,504

         Natural Gas (Mcf)
           Developed                                           4,067,278         3,688,816        3,526,150
           Undeveloped                                         3,893,195         3,404,739        2,569,206

             Total                                             7,960,473         7,093,555        6,095,356

         Total Equivalent Barrels(a)(b)                        4,984,699         1,622,062        1,124,397

                    (a) Gas is converted to oil equivalent at a rate of 6 Mcf per barrel.
                    (b) The above table does not include reserves for the Company's interests in wells in Kansas and Louisiana which represent less than 5% of the Company's operations.

     Proved Developed Reserves are expected to be recovered from existing wells with existing equipment and operating methods. Proved Undeveloped Reserves are expected to be recovered from new wells drilled to known Reservoirs on undrilled acreage for which the existence and recoverability of such reserves can be estimated with reasonable certainty. Approximately 64% of the Company's total Proved Reserves were classified as Proved Developed at December 31, 1996.

     The following table sets forth as of December 31, 1996 the estimated future net cash flow from and pre-tax SEC Value of the Company's Proved Reserves. Future net cash flow represents future gross cash flow from the production and sale of Proved Reserves, net of oil and gas production costs (including production taxes, ad valorem taxes and operating expenses) and future development costs. Such calculations, which were prepared in accordance with the rules and regulations of the SEC, are based on current cost and price factors at December 31, 1996. There can be no assurance that the Proved Reserves will all be developed within the periods indicated or that prices and costs will remain constant. There are numerous uncertainties inherent in estimating reserves and related information and different Reservoir engineers often arrive at different reserve estimates for the same properties. No estimates of reserves were filed with or included in reports to any other federal authority or agency since January 1, 1996.


     Standardized Measure of discounted future net cash flows at December 31, 1996, 1995 and 1994.

                                                                       1996                1995              1994

         Future cash inflows                                       $117,580,889        $ 21,873,331       $ 12,244,413

         Future production and development costs-
         Production                                                 (42,128,957)         (6,942,953)        (3,809,564)
         Development                                                 (6,596,609)         (3,876,951)        (2,093,847)

         Future net cash flows before income taxes                   68,855,323          11,053,427          6,341,002
         Future income taxes                                        (17,027,637)         (2,069,248)          (972,608)

         Future net cash flows after income taxes                    51,827,686           8,984,179          5,368,394
         10% annual discount for estimated timing
           of cash flows                                            (21,704,010)         (3,076,444)        (2,247,711)

         Standardized Measure of discounted
           future net cash flows                                   $ 30,123,676         $ 5,907,735        $ 3,120,683


     Significant Properties. Substantially all of the Company's properties are located in Texas. Summary information on the Company's properties with Proved
Reserves is set forth below as of December 31, 1996.


                      Gross           Net                        Proved Reserves                                 Pre-Tax
                     Productive    Productive         Crude            Natural         Equivalent               10% NPV
                        Wells         Wells            Oil               Gas            Barrels           Amount          %
                                                       (Bbl)             (Mcf)
Texas                   442          414.43         3,657,953         7,960,473         4,984,699         $40,020,607      100
Kansas                    6            3.00             -                 -                 -                 -             -
Louisiana                 2             .15             -                 -                 -                 -             -

  Total                 450          417.58         3,657,953         7,960,473         4,984,699         $40,020,607      100


Note:Reserve information for the wells in Kansas and Louisiana are not presented since those reserves represent less than 5% of the Company's total operations.



         Production, Revenue and Price History

     The following table sets forth information regarding production volumes of crude oil and natural gas, net to the Company's interest, revenues and expenses attributable to such production and certain price and cost information for the years ended December 31, 1996, 1995 and 1994, associated with the Company's
Proved Reserves.

                                                                   1996              1995               1994

                  Production
                    Oil (Bbls)                                     55,175            10,656              8,139
                    Gas (Mcf)                                     225,501           226,703            212,324
                    Equivalent (Bbl)(a)                            92,758            48,439             43,526

                  Revenues
                    Oil production                             $1,115,647         $ 193,230          $ 132,082
                    Gas production                                433,422           358,125            416,052

                      Total                                    $1,549,069         $ 551,355          $ 548,134

                  Direct operating expenses                     $ 656,957         $ 415,816          $ 288,347

                  Production data
                    Average sales price
                     Per barrel of oil                             $20.22            $18.13             $16.23
                     Per Mcf of gas                                  2.79              1.58               1.96
                     Per equivalent barrel                          18.81             11.38              12.59

                  Average operating expense
                    per equivalent barrel(b)                        $7.08             $8.58              $6.62

                    (a) Gas production is converted to oil equivalents at a rate of 6 Mcf per barrel.


         Productive Wells at December 31, 1996:

                                                      Gross Oil Wells             Net Oil Wells

                  Texas                                    432.00                    412.10
                  Kansas                                     6.00                      3.00
                  Louisiana                                  2.00                      0.15

                    Total                                  440.00                    415.25

                                                       Gross Gas Wells             Net Gas Wells

                  Texas                                     10.00                      2.33

                    Total                                   10.00                      2.33


         Developed Acreage at December 31, 1996:
                                                            Gross                    Net

                  Texas                                   20,474.23               14,021.36
                  Kansas                                     320.00                  160.00
                  Louisiana                                  155.61                   11.67

                    Total                                 20,949.84               14,193.03


         Undeveloped Acreage at December 31, 1996:

                                                           Gross                      Net

                  Texas                                    1,300.00                  260.00


     Drilling Results. The Company did not participate in drilling any wells during the years ended December 31, 1996, 1995 and 1994.


ITEM 3.           Legal Proceedings.

     Joe L. Bruton v. Moon Operating, Inc., FSDH, Inc., formerly known as and d/b/a GulfWest Drilling Company, Roy Williams and GulfWest Oil Company, Cause No. 94-04325-00-0-C, 94th District Court of Nueces County, Texas. The Plaintiff had asserted a cause of action for personal injury received at a drill site in August, 1993 while an employee of the Company's former subsidiary. The Company was added as a Defendant to this lawsuit on March 10, 1995. In a subsequent event, on March 4, 1997, the parties agreed in mediation to a financial settlement with the Plaintiff, with the Company's portion being $10,000.

     Enterra Oilfield Rental Company v. GulfWest Oil Company, FSDH, Inc. and Williams Southwest Drilling Company, Inc., Cause No. 649954, County Civil Court at Law #2, Harris County, Texas. The plaintiff has asserted a cause of action for collection of a past due account from FSDH, Inc. in the amount of $70,269.08 plus interest and legal fees. The Company was added as a defendant to this lawsuit on July 20, 1995 asserting that, since FSDH (formerly GulfWest Drilling Company) had forfeited its charter pursuant to the Texas Tax Code, GulfWest and Williams, as the stockholders of FSDH, are liable for the past due account. The Company has taken the position that since GulfWest had no ownership interest in FSDH at the time FSDH forfeited its charter, as plead in the petition, GulfWest is not liable for this claim. The Company's legal counsel has requested a dismissal and is awaiting the consent of plaintiff's counsel. It is the opinion of Company's legal counsel that the plaintiff has no reasonable basis for a successful claim against the Company and therefore, no value should be placed on this claim.

     The Company's operating subsidiary, WestCo, is currently involved in a dispute with a company over rental equipment which the Company contends was faulty and inoperable. At present, neither party has instituted litigation, however the Company anticipates arbitration to settle the dispute in the near future. Based upon the representations of management as to the loss of revenues due to the failure of the equipment to perform properly, it is the opinion of the Company's legal counsel that any claims for back rental would be sufficiently offset by the damages sustained by the Company, therefore no value has been placed on this unasserted claim.

ITEM 4.           Submission of Matters to a Vote of Security Holders.

     The Company's annual meeting was held on July 2, 1996. The only matter submitted to a vote of the shareholders was the election of directors. All 5 of the serving directors were re-elected. See Item 10 of this report, which information is incorporated herein by reference.

                                     PART II

 ITEM 5. Market for Registrant's Common Stock and Related Stockholder Matters.


     The Company's  Common Stock is traded on The Nasdaq SmallCap Market tier of
The Nasdaq Stock Market under the symbol "GULF" (prior to February 27, 1996 the symbol was "GFWO") and listed on the Boston Stock Exchange under the symbol
"GFW". The high and low trading prices for the Common Stock for each quarter in 1994, 1995 and 1996 are set forth below. The trading prices represent prices between dealers, without retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.


                  1994                  High                       Low


                  First Quarter          4.25                      2.75
                  Second Quarter         4.00                      2.875
                  Third Quarter          3.50                      2.25
                  Fourth Quarter         3.50                      2.625

                  1995

                  First Quarter          2.875                     2.375
                  Second Quarter         2.875                     2.25
                  Third Quarter          2.875                     2.50
                  Fourth Quarter         2.875                     1.875

                  1996

                  First Quarter          5.375                     1.25
                  Second Quarter         6.625                     2.50
                  Third Quarter          4.00                      2.125
                  Fourth Quarter         3.25                      2.75


     As of March 31, 1997, there were 210 shareholders of record and approximately 324 beneficial shareholders of the Common Stock. Fidelity Transfer Company, 1800 South West Temple, Suite 301, Box 53, Salt Lake City, Utah 84115,
(801)484-7222 is the transfer agent for the Common Stock.

     The Company has never paid cash dividends on the Common Stock, and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.           Selected Financial Data.

     The following table sets forth selected historical financial data of GulfWest Oil Company as of December 31, 1996, 1995, 1994, 1993 and 1992, and for each of the periods then ended. See "Item 1. Business" and "Item 7. Management's
Discussion and Analysis of Financial Condition and Results of Operations." The income statement data and the stockholder's equity data at December 31, 1996, 1995 and 1994, and the balance sheet data at December 31, 1995 and 1994 are derived from the Company's audited financial statements contained elsewhere herein. The balance sheet data for the years ended 1993 and 1992, and the income statement data and stockholder's equity for the year ended 1992 are derived from the Company's Annual Report on Form 10-K for the year ended December 31, 1993, after restatement for the effects of the discontinued drilling segment. The data should be read in conjunction with the consolidated financial statements and the notes thereto of the Company included elsewhere herein.

                                                                     Year Ended December 31,

                                          1996                  1995                 1994               1993              1992

Income Statement Data

Operating Revenues                   $ 1,966,012           $   669,367            $ 757,538          $  197,579        $  93,781

Net income (loss) from                  (824,735)           (1,186,843)            (879,746)           (453,520)        (343,880)
continuing operations

Net income (loss) from                      -                    -                     -                290,935          178,579
discontinued operations

Net income (loss)                       (824,735)           (1,186,843)            (879,746)           (162,585)        (165,301)

Income (loss) from                         (0.71)                (1.17)               (0.88)              (0.48)           (0.40)
continuing operations
per share of Common Stock

Net income (loss) from               $      -             $      -                $    -             $     0.31        $    0.21
discontinued operations,
per share of Common
Stock outstanding(1)

Net Income (loss), per               $     (0.71)         $      (1.17)           $   (0.88)         $    (0.17)       $   (0.19)
share of Common Stock
outstanding(1)

Weighted average number                1,266,974             1,010,765            1,000,000             938,305          861,844
of shares of Common Stock
outstanding(1)

Balance Sheet Data

Current assets                       $   699,259          $    201,759           $  226,860          $1,333,849        $ 303,702

Total assets                          15,159,424             3,209,400            2,625,293           3,597,076          748,187

Current liabilities                    2,877,290               543,565              610,843             408,661          131,431

Long-term obligations                  8,877,941             1,678,039              198,675             492,895             -

Stockholders' Equity                 $ 3,404,193          $    987,796           $1,815,774          $2,695,520        $ 652,756


     (1) Based on number of shares after the 1 for 6 reverse stock split effected on September 11, 1992.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

     Comparative results of operations for the periods indicated are discussed below.

     Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Oil and gas sales for 1996 increased 181% to $1,549,000 from $551,300 in 1995. This was due to the addition of Working Interests ownership in the Phase I and II acquisitions during the fourth quarter of 1996 and by increased oil and gas prices. Lease operating expenses for 1996 increased by 58% to $657,000 from $415,800 in 1995 because of the added Working Interests ownership.

     There was no gathering system revenue or expenses for 1996 since the Company exchanged its beneficial ownership in the system for the addition of Working Interests in certain wells in August 1995.


     Lease sales revenues in 1996 were $252,300 compared to -0- in 1995 with cost of leases sold being $91,800 compared to -0- in 1995. The leases sold consisted of 50% ownership in the Manvel properties which the Company had acquired during the second quarter of 1996.

     In September 1996, the Company began operating well servicing equipment to perform work on its own properties and under contract to third parties. Operations for third parties produced well servicing revenues of $58,900 less expenses of $46,400.

     Operating overhead and other income increased to $105,700 for 1996 compared to $65,000 earned by the operating subsidiary after commencement of operations in August 1995. The increase was due to a full year's operation of the Madisonville properties and the assumption of operations for the Phase I and II properties during the fourth quarter of 1996.

     The 41% increase in Depreciation, Depletion and Amortization for 1996 compared to 1995 was due to the added Working Interests ownership in the fourth quarter.

     General and administrative costs for 1996 increased by $146,500 over 1995 due to added personnel salaries and other costs associated with company expansion.

     Interest expense increased from $172,600 in 1995 to $420,100 in 1996 due to borrowing costs related to the acquisition of additional interests and other debt incurred during the year to finance the Company' operations.

     Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

     The net increase in oil and gas sales from 1994 to 1995 was not significant, in that sales from the additional Working Interests ownership in the Madisonville Field was offset by falling prices, the loss of flush production from one well in which a new zone was stimulated in 1994, and the curtailment of production because of low natural gas prices. Lease operating expenses for 1995 increased to $415,800 from $288,300 in 1994, primarily because of the added Working Interests ownership.

     The 15% decrease in Depreciation, Depletion and Amortization for the period ended December 31, 1995 from the comparable period in the prior year was associated with reserve revisions at December 31, 1994 resulting from the decline of gas prices from $2.25 at December 31, 1993 to $1.55 at December 31, 1994. Lower prices caused the reserves attributable to certain properties to be uneconomical. Thus the elimination or Proved Reserves on these properties caused an increase to the Depreciation, Depletion and Amortization of the remaining undepleted book basis in 1994.

     The gas gathering system income decreased because of the exchange of the Company's beneficial ownership in the system for the addition of Working Interests in certain wells.

     Other fee income in 1994 was from consulting revenues from an affiliate, none of which was generated in 1995. In 1995, other fee income was $20,000 from prospect generation fees and $65,000 from management fees earned by the WestCo subsidiary.

     Interest expense increased from $68,700 to $172,600 due to borrowing costs related to the acquisition of additional interests and other debt incurred during the year to finance the Company's operations.

     During 1994, $172,100 was recorded as consulting fee income, resulting from a one year consulting agreement between the Company and Williams Southwest Drilling Company, Inc. ("Williams"), effective in January, 1994. Under the agreement, the Company provided management and accounting services for a fee of $25,000 per month. Through March 31, 1994, consulting fees of $75,000 were accrued and recorded as consulting fee income. Beginning in April, 1994, the Company began to record the consulting fees on a cash basis due to uncertainty as to the collectibility of these consulting fees. The Company recognized $172,100 in consulting fee revenues related to this agreement during the year ended December 31, 1994 and none in 1995.

Financial Condition and Capital Resources

     During the fourth quarter, the Company acquired the Phase I and Phase II oil properties in the Permian Basin area of West Texas for a total purchase price of $10,800,000. Phase I was purchased on October 10, 1996 for $3,000,000, using $1,500,000 of the net proceeds from the sale of Cumulative Convertible Exchangeable Preferred Stock and the assumption of $1,500,000 of the seller's bank debt. Phase II was purchased on December 9, 1996 and funded by $150,000 in cash from working capital, seller financing of $1,600,000 and the assumption of the seller's bank debt of $5,900,000.

     At December 31, 1996, compared to December 31, 1995, the Company' total assets increased to $15,159,000 from $3,209,000, negative working capital increased to $2,178,031 from $326,706 and shareholder's equity increased to $3,404,000 from $987,796.

     Subsequent to year end, on January 7,1997, the Company established a $2,000,000 revolving line of credit with a banking institution. Part of the proceeds will be drawn for installment payments on the Phase II seller' note. At April 24, 1997, the outstanding balance due on the line of credit was $1,204,000. Management is currently negotiating with lending institutions to secure a long-term note for refinancing of the outstanding debt on Phase I and Phase II and the financing of Phase III.

     In a subsequent event, on April 2, 1997, the Company entered into a Purchase and Sale Agreement to acquire the Phase III properties for a purchase price of $4,700,000, to be funded by bank financing of $3,600,000 with the balance to be paid in cash and through a production net profits interest under certain terms and conditions.

     In a subsequent event, on April 23, 1997, the $500,000 principal and $8,329 in unpaid interest (since February 28, 1997) on its 1995 Series A Notes Issue was to be due and payable. The Noteholders of $475,000 in principal agreed to extend the due date of their notes to April 23, 1998, in exchange for warrants to purchase 47,500 shares of the Company's common stock at an exercise price of $3.25 per share and the extension of the expiration date to April 23, 1998 on warrants they hold to purchase 47,500 shares of common stock at an exercise price of $5.00 per share. The Noteholders also agreed to exercise warrants they hold to purchase 47,500 shares of common stock at an exercise price of $0.50 per share, with proceeds to the Company of $23,750.

     Inflation and Changes in Prices

     While the general level of inflation affects certain costs associated with the petroleum industry, factors unique to the industry result in independent price fluctuations. Such price changes have had, and will continue to have a material effect; however, the fluctuations cannot be predicted by the Company.
The following table indicates the average oil and gas prices received over the last three years by quarter. Average prices per equivalent barrel indicate the composite impact of changes in oil and gas prices. Natural gas production is converted to oil equivalents at the rate of 6 Mcf per barrel.


                                                                   Average Prices
                                               Crude Oil                               Per
                                                  and               Natural        Equivalent
                                                Liquids                gas            Barrel
                                               (per Bbl)           (Per Mcf)

         Quarterly

           1994
          First                                  $13.34              $2.18           $13.21
          Second                                  16.46               1.86            13.81
          Third                                   16.78               1.68            13.43
          Fourth                                  16.09               1.47            12.45

          1995
          First                                  $16.85              $1.33           $12.41
          Second                                  17.94               1.48            13.41
          Third                                   16.51               1.51            13.08
          Fourth                                  16.88               1.77            13.75

         1996
         First                                   $18.12              $3.06           $18.24
         Second                                   19.81               2.49            17.38
         Third                                    19.88               2.24            16.66
         Fourth                                   23.08               3.39            21.71

ITEM 8.           Financial Statements and Supplementary Data.

     Information with respect to this Item 8 is contained in the Company's financial statements beginning on Page F-1 of this Annual Report.


    ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     On December 12, 1995, GulfWest Oil Company (the "Company") and Arthur Andersen L.L.P. ("Andersen") mutually agreed to terminate the engagement of Andersen as the Company's certifying accountants. The Company's Audit Committee and Board of Directors approved the termination. On February 28, 1996, the Company engaged the firm of Weaver and Tidwell, L.L.P. to replace Andersen.

     In connection with the audits of the two fiscal years ended December 31, 1993 and 1994, and the subsequent interim period through December 11, 1995, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, and said firm has not advised the registrant of any reportable events. It should be noted, however, that for the period subsequent to December 31, 1994, Andersen has not audited, reviewed, or performed any other such procedures with respect to the Company's financial statements, financial position or results of operations and, accordingly, Andersen's knowledge with respect to such period is limited.

     The accountants' report of Andersen on the financial statements of the Company for the year ended December 31, 1993 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified as to uncertainty, audit scope, or accounting principles. The accountants' report of Andersen on the financial statements of the Company for the year ended December 31, 1994 questioned the Company's ability to continue as a going concern due to recurring losses from operations, a working capital deficit and severe cash flow shortages. Management's plans in regard to these matters were described in the notes accompanying the financial statements and were subsequently implemented.

                                    PART III

ITEM 10.          Directors and Executive Officers of the Registrant.

         The directors and executive officers of the Company are as follows:

                                                                                                  Year First
                                                                                                    Elected
                                                                                                   Director
    Name                                        Age                Position                       or Officer

John E. Loehr                                   51         Chairman of the Board,                    1992
                                                           Chief Financial Officer and
                                                           Director
Marshall A. Smith III                           49         President, Chief Executive                1989
                                                           Officer and Director
Jim C. Bigham                                   61         Executive Vice President,                 1991
                                                           Secretary and Director
A. Van Nguyen                                   41         Vice President of                         1996
                                                           Operations
Ned W. Fowler                                   69         Director                                  1990
Alan J. Ostrowe                                 56         Director                                  1990
Charles D. Ledford                              63         Director                                  1996
Henri M. Nevels                                 32         Director                                  1996

     All directors will hold office until the next annual meeting of shareholders or until their successors are elected and qualified. Officers are elected annually by the Company's board of directors and serve for a one- year period and until their successors are elected. There is no family relationship between any of the named individuals above.

     John E. Loehr was elected chairman of the board on September 1, 1993 and appointed Chief Financial Officer, effective November 22, 1996. Mr. Loehr was formerly president of Star-Tex Asset Management, a commodity trading advisor, a position he held from 1988 until 1992 when he sold his ownership interest. Mr. Loehr is currently president and sole shareholder of ST Advisory Corporation and vice-president of Star- Tex Trading Company. Mr. Loehr is a CPA and is a member of the American Institute of Certified Public Accountants and Texas Society of Certified Public Accountants.

     Marshall A. Smith III has served as an officer and a director of the Company since July 1989. From July, 1989 to November 20, 1992, he served as president and chairman of the board of directors. On November 20, 1992, he resigned as president but continued as chief executive officer and chairman of the board. Upon the resignation of Charles Major as president on September 1, 1993, Mr. Smith assumed the duties as president and resigned the position of chairman of the board. Prior to joining the Company, Mr. Smith served in various capacities in a number of family controlled companies.

     Jim C. Bigham is a retired United States Air Force Major. During his career, he served in both command and staff officer positions in the operational, intelligence and planning areas. Prior to joining the Company, Mr. Bigham held management and sales positions in the real estate and printing industries.

     A. Van Nguyen was appointed Vice President of Operations, effective January 1, 1996. Mr. Nguyen is a Registered Professional Engineer in the state of Texas. He is a petroleum engineer with extensive background and experience in oil and gas property evaluation, drilling and completion, field operations and enhancement recovery technology. Prior to joining the Company, he was Senior Vice President of OGP Operating, Inc., and a partner of Oil and Gas Producers, Inc., Dallas, Texas, from 1992 to 1995. OGP Operating, Inc. was the operating company for Fuel Resources, Inc., a wholly-owned subsidiary of Brooklyn Union Gas Company. Prior to that, he was a senior petroleum engineer at Deminex U.S. Oil Company, Dallas, Texas, where he was employed from 1981 to 1992.

     Ned W. Fowler currently serves as special adviser to OGERD Corporation, a company engaged in the marketing of equipment and supplies in the petroleum and petrochemical industries worldwide. In December, 1994, Mr. Fowler retired as executive vice president and a director of IRI International, Inc., positions he held since 1985. IRI International, Inc. manufactures, markets, and services oil well drilling rigs nationally and internationally. The company was formed in 1985 as a merger of the Ideco Division of Dresser Industries and Ingersoll-Rand Oil Field Products Company. Mr. Fowler was president of Ideco-Dresser from 1982 until the merger with Ingersoll-Rand.

     Alan J. Ostrowe, M.D., F.A.C.A. is a physician practicing in Baton Rouge, Louisiana. He is on the Board of Directors and is currently the Medical Director of Amedisys Mobile Health Case Services, Inc. He is president and a director of General Anesthesia Services, Inc., a firm which he and two associates founded in 1987 for the purpose of supplying medical anesthesiology services in southern Mississippi and Louisiana. He is also vice-president of Nursing Enterprises, Inc., a position he has held since 1988.

     Charles D. Ledford was appointed a director of the Company on August 5, 1996 to serve until the next annual shareholders' meeting. Mr. Ledford was chairman of the board, chief executive officer and president of ECO2, Inc., from its inception in 1991 until his resignation effective February 27, 1997. Since 1976, he has been active in research and development and the study of the application of pyrolysis in business. In 1992, he patented a process converting scrap rubber tires into carbon black and fuel oil through the use of pyrolysis.

     Henri M. Nevels was appointed a director of the Company on August 22, 1996 to serve until the next annual shareholders' meeting. Mr. Nevels has extensive experience in international business and finance. For the past 7 years, he has been a key advisor to a private European investor group with international holdings, including those in the United States and China.

Item 11.          Executive Compensation.

     Information with respect to executive compensation is incorporated herein by reference to the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the Proxy Statement.

Item 13.          Certain Relationships and Related Transactions.

     Information with respect to certain relationships and related transactions is incorporated herein by reference to the Proxy Statement.

                                                     GLOSSARY

The terms defined in this glossary are used throughout this Form 10-K.

Bbl.     Barrel.

     BOE. Barrel of oil equivalent, based on a ratio of 6,000 cubic feet of natural gas for each barrel of oil.

     Gross acres or gross wells. The total acres or wells, as the case may be, in which a Working Interests is owned.

     Horizontal   drilling.   High  angle  directional   drilling  with  lateral
penetration of one or more productive Reservoirs.

Mcf.     One thousand cubic feet.

     Net acres or net wells. The sum of the fractional Working Interests owned in gross acres or gross wells.

     Net oil and gas sales. Oil and natural gas sales less oil and natural gas production expenses.

     Overriding Royalty Interest. The right to a share of production from a well free of all costs and expenses except transportation, in addition to other Royalties reserved by the lessor by the property.

     Present Value. The pre-tax present value, discounted at 10%, of future net cash flows from estimated proved reserves, calculated holding prices and costs constant at amounts in effect on the date of the report (unless such prices or costs are subject to change pursuant to contractual provisions) and otherwise in accordance with the Commission's rules for inclusion of oil and gas reserve information in financial statements filed with the Commission.

     Proceeds of Production. Money received (usually monthly) from the sale of oil and gas produced from Producing Properties.

     Producing Properties. Properties that contain one or more wells that produce oil and/or gas in paying quantities (i.e., a well for which proceeds from production exceed operating expenses).

     Productive well. A well that is producing oil or gas or that is capable of production.

     Prospect. A lease or group of leases containing possible reserves, capable of producing crude oil, natural gas, or natural gas liquids in commercial quantities, either at the time of acquisition, or after vertical or horizontal drilling, completion of workovers, Recompletions, or operational modifications.

     Proved Reserves. Estimated quantities of crude oil, natural gas, and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known Reservoirs under existing economic conditions; i.e., prices and costs as of the date the estimate is made. Reservoirs are considered proved if economic producibility is supported by either actual production or a conclusive formation test. The area of a Reservoir considered proved includes:

     a. That portion delineated by drilling and defining by gas-oil or oil-water contacts, if any; and

     b. The immediately adjoining portions not yet drilled but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the Reservoir.

     Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the Reservoir, provides support for the engineering analysis on which the project or program was based.

         Proved Reserves do not include:

     a. Oil that may become available from known Reservoirs but is classified separately as "indicated additional reserves";

     b. Crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, Reservoir characteristics, or economic factors;

     c. Crude oil, natural gas, and natural gas liquids that may occur in undrilled Prospects; and

     d. Crude oil, natural gas, and natural gas liquids that may be recovered from oil shales and other sources.

     Proved Developed Reserves. Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as "proved developed" only after testing by a pilot project or after operation of an installed program has confirmed through production response that increased recovery will be achieved.

     Proved Undeveloped Reserves. Reserves that are expected to be recovered from new wells on undrilled acreage of from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other units that have not been drilled can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for Proved Undeveloped Reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proven effective by actual tests in the area and in the same Reservoir.

     Recompletion. The completion for production of an existing wellbore in another formation from that in which the well has previously been completed.

     Reservoir. A porous and permeable underground formation containing a natural accumulation of producible oil or gas that is confined by impermeable rock or water barriers and is individual and separate from other Reservoirs.

     Royalty. The right to a share of production from a well free of all costs and expenses.

     Royalty Interest. An interest in an oil and gas property entitling the owner to a share of oil and natural gas production free of costs of production.

     Standardized Measure. The present value, discounted at 10%, of future net cash flows from estimated proved reserves, after income taxes, calculated holding prices and costs constant at amounts in effect on the date of the report (unless such prices or costs are subject to change pursuant to contractual provisions) and otherwise in accordance with the Commission's rules for inclusion of oil and gas reserve information in financial statements filed with the Commission.

     Working Interest. The operating interest under a lease, the owner of which has the right to explore for and produce oil and gas covered by such lease. The full working interest bears 100 percent of the costs of exploration, development, production, and operation, and is entitled to the portion of gross revenue from the proceeds of production which remains after proceeds allocable to Royalty and Overriding Royalty Interests or other lease burdens have been deducted.

                                                      PART IV


ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) The following documents are filed as part of this Report:

          (1) Financial Statements:

          Balance Sheets at December 31, 1996, and 1995.

          Statements of Operations for the years ended December 31, 1996, 1995, and 1994.

          Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994.

          Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994.

          Notes to Financial Statements, December 31, 1996, 1995 and 1994.

          (2) Exhibits:

          Number Description

               2.1 Restructuring Agreement Regarding Madisonville Prospect, dated April 18, 1995. (6)

               2.2 Unanimous Consent to First Amendment to Regulations of S.G.C. Transmission, L.L.C., dated July 17, 1995. (6)

               2.3 Security Agreement RE: Subsequently Acquired Interests, dated July 17, 1995. (6)

               2.4 Purchase and Sale Agreement, with amendments, between Pharaoh Oil and Gas, Inc, as Seller, and WestCo Producing Company, as Purchaser, dated June 12, 1996. (2)

               2.5 Addendum of Purchase and Sale  Agreement by and between Gary
               O. Bolen, Individually and d/b/a Badger Oil Company, Pharaoh Oil and Gas, Inc., and GulfWest Texas Company. (2)

               2.6 Assignment of Purchase and Sale Agreement by and between Gary O. Bolen, Individually and d/b/a Badger Oil Company, Pharaoh Oil and Gas, Inc., GulfWest Texas Company and WestCo Producing Company. (2)

               2.7 Assignment and Bill of Sale by and between Gary O. Bolen, Individually and d/b/a Badger Oil Company and Pharaoh Oil and Gas, Inc. as Assignor and GulfWest Texas Company as Assignee. (2)

               2.8 Purchase and Sale Agreement between Pharaoh Oil and Gas, Inc., Taylor Link Operating Co. and Gary O. Bolen, Individually and d/b/a Badger Oil Company (collectively, "Pharaoh"), as Seller, and WestCo Producing Company, as Purchaser, dated November 6, 1996. (1)

               2.9 Addendum of Purchase and Sale Agreement between Pharaoh and WestCo Producing Company, dated December 5, 1996. (1)

               2.10 Assignment of Purchase and Sale Agreement by and between Pharaoh, GulfWest Permian Company and WestCo Producing Company, dated December 5, 1996. (1)

               2.11 Form of Assignment and Bill of Sale by and between Pharaoh as Assignor and GulfWest Permian Company as Assignee. (1)

               3.1 Articles of Incorporation of the Registrant and Amendments thereto. (10)

               3.2 Bylaws of the Registrant. (10)

               3.3 Statement of Resolution Establishing and Designating the Company's Class AA Preferred Stock, filed with the Secretary of State of Texas as an amendment to the Company's Articles of Incorporation on September 23, 1996. (2)

               3.4 Statement of Resolution Establishing and Designating the Company's Class AAA Preferred Stock, filed with the Secretary of State of Texas as an amendment to the Company's Articles of Incorporation on September 23, 1996. (2)

               4.1 Form of Note Purchase and Sale Agreement for the Company's 1995 Series A 9.5% Subordinated Notes, undated. (4)

               4.2 Subscription and Registration Rights Agreement for the Purchase of Preferred Stock Between the Company and Eco2, Inc. dated March 13, 1996. (4)

               4.3 Term note in the amount of $1,500,000.00 payable to the order of Pharaoh Oil and Gas, Inc. and to be executed by GulfWest Texas Company. (2)

               4.4 Term note in the amount of $5,900,000.00 payable to the order of Pharaoh Oil and Gas, Inc. and executed by GulfWest Permian Company, dated December 5, 1996. (1)

               4.5 Term note in the amount of $1,604,000.00 payable to the order of Pharaoh Oil and Gas, Inc. and executed by GulfWest Permian Company, dated December 5, 1996. (1)

               10.1 Engagement Agreement between Donald & Co. Securities, Inc. and GulfWest Oil Company executed February 15, 1994. (9)

               10.2 GulfWest Oil Company 1994 Stock Option Plan, approved by the Board of Directors on February 11, 1994. (7)

               10.3 Form of Nonqualified Stock Option Agreement, dated February 11, 1994 between the Company and certain officers, directors and advisors of the Company. (7)

               10.4 Letter Agreement between the Company and Madisonville Project, Limited, dated December 28, 1993 and amendment dated March 28, 1994. (8)

               10.5   Investment   Letter   Subscription   Agreement   of   the
               Madisonville Project, Limited, executed by the Company on July 31, 1994. (8)

               10.6 The Madisonville Project, Limited Agreement of Limited Partnership, dated July 31, 1994. (8)

               10.7 Warrant Agreement between the Company and Jackson & Walker, L.L.P., dated December 21, 1994. (7)

               10.8 Stock Option Agreement between the Company and John E. Loehr, dated May 11, 1995. (4)

               10.9 Stock Option Agreement between the Company and Marshall A. Smith III, dated May 11, 1995. (4)

               10.10 Employment Agreement between the Company and Marshall A Smith III, dated July 1, 1995. (4)

               10.11 Employment Agreement between the Company and Jim C. Bigham, dated July 1, 1995. (4)

               16 Letter from Arthur Andersen, L.L.P., dated December 28, 1995 agreeing with the statements contained in Item 4 of the Form 8-KA report. (5)

               20.1 Letter to Shareholders dated August 12, 1996. (3)

               25 Power of Attorney (included on signature page of this Annual Report).

     _______________
 1 Previously  filed with the Company's  Form 8-K,  Current Report dated
   December 5, 1996, filed with the Commission on December 17, 1996.
 2 Previously  filed with the Company's Form 8-K,  Current Report dated October
   10, 1996, filed with the Commission on October 25, 1996.
 3 Previously filed with the Company's  Quarterly  Report on Form 10-Q for the period ended June 30, 1996, filed with the Commission on August 14, 1996. 4 Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the  Commission  on April 12, 1996.
 5 Previously  filed with the  Company's Form 8-KA,  Current Report dated
   December 12, 1995, filed with the Commission on December 29, 1995.

6    Previously  filed with the Company's  Form 8-K,  Current  Report dated
     July  17,  1995,  filed  with  the  Commission  on July  31,  1995.
7 Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994, filed with the Commission on April 14, 1995.
8 Previously filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1994, filed with the Commission on August 14, 1994.
9 Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1993, filed with the Commission on March 30, 1994.
10 Previously filed with the Company's Registration Statement (on Form S-1, Reg. No. 33-53526), filed with the Commission on October 21, 1992.

                               S I G N A T U R E S

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GULFWEST OIL COMPANY


Date: April 28, 1997               By:\s\ Marshall A. Smith III
                                          Marshall A. Smith III
                                          President


                                POWER OF ATTORNEY

     Know all men by these presents, that each person whose signature appears below constitutes and appoints Marshall A. Smith III as his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place, and stead, in any and all capacities to sign any and all amendments or supplements to this Annual Report on Form 10-K, and to file the same, and with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney- in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                  Title                           Date

\s\ John E. Loehr                 Chairman of the Board, Chief         April 28, 1997
John E. Loehr                     Financial Officer and Director

\s\ Marshall A. Smith III         President and Director (Chief        April 28, 1997
Marshall A. Smith III             Executive Officer)

\s\ Jim C. Bigham                 Executive Vice President,            April 28, 1997
Jim C. Bigham                     Secretary and Director

\s\A. Van Nguyen                  Vice President of Operations         April 28, 1997
A. Van Nguyen

\s\ Ned W. Fowler                 Director                             April 28, 1997
Ned W. Fowler




                                  Director
Alan J. Ostrowe
Director

\s\ Charles D. Ledford            Director                             April 28, 1997
Charles D. Ledford

\s\ Henri M. Nevels               Director                             April 28, 1997
Henri M. Nevels

                              GULFWEST OIL COMPANY

                                FINANCIAL REPORT

                                DECEMBER 31, 1996

                                 C O N T E N T S



                                                                    Page



INDEPENDENT AUDITOR'S REPORT                                         F-1


FINANCIAL STATEMENTS

         Consolidated balance sheets                                 F-2

         Consolidated statements of operations                       F-4

         Consolidated statements of stockholders' equity             F-5

         Consolidated statements of cash flows                       F-7

         Notes to consolidated financial statements                  F-8

         All Financial Statement Schedules have been omitted because they are either inapplicable or the information required is included in the financial statements or the notes thereto

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
GULFWEST OIL COMPANY



     We have audited the accompanying consolidated balance sheets of GulfWest Oil Company (a Texas Corporation) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The 1994 financial statements were audited by other auditors whose report, dated April 7, 1995, expressed an unqualified opinion on those statements but contained an explanatory paragraph identifying conditions that raised substantial doubt about the Company's ability to continue as a going concern.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The Company's financial statements do not disclose proforma results of operations for the years ended December 31, 1996 and 1995 relating to certain significant business acquisitions in 1996, as further described in Note 3 to the consolidated financial statements. In our opinion, disclosure of this information is required to conform with generally accepted accounting principles.

     In our opinion, except for the omission of the information discussed in the previous paragraph, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GulfWest Oil Company as of December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/ Weaver and Tidwell, L.L.P.
WEAVER AND TIDWELL, L.L.P.


Dallas, Texas
April 19, 1997

619

                              GULFWEST OIL COMPANY
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                     ASSETS


                                                                                  1996                       1995

                                                                             ----------------           ----------------

Cash and cash equivalents                                                  $          84,477          $          10,548
Accounts receivable - trade, net of allowance
    for doubtful accounts of $ -0- and
    $ -0- in 1996 and 1995, respectively                                             612,439                    153,619
Prepaid expenses                                                                       2,343                     37,592
                                                                             ----------------           ----------------


       Total current assets                                                          699,259                    201,759

OIL AND GAS PROPERTIES,

using the successful efforts
method of accounting
undeveloped properties                                                                37,910                     37,910

Developed properties                                                              14,823,561                  3,340,419
Gathering systems                                                                                                20,048
                                                                             ----------------           ----------------

                                                                                  14,861,471                  3,398,377


OTHER PROPERTY AND EQUIPMENT                                                         735,507                    278,864
Less accumulated depreciation,
    depletion, and amortization                                                   (1,249,472)                  (783,375)
                                                                             ----------------           ----------------


       Net oil and gas properties and
           other property and equipment                                           14,347,506                  2,893,866


LONG-TERM ACCOUNTS AND NOTE RECEIVABLE -
  RELATED PARTIES, net of allowance for doubtful accounts
  of $446.948 and $395,364 in 1996 and 1995, respectively                            112,659                    113,775
                                                                             ----------------           ----------------




TOTAL ASSETS                                                                 $    15,159,424          $       3,209,400
                                                                             ================          ================













The Notes to Consolidated Financial Statements are an integral part of these statements.


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                     1996                       1995

                                                                                ----------------           ----------------

CURRENT LIABILITIES
    Current portion of long-term debt                                        $     1,702,208          $          59,906
    Notes payable                                                                                                87,675
    Accounts payable - trade                                                       1,018,419                    329,495
    Accrued expenses                                                                 156,663                     66,489
                                                                                ----------------           ----------------



          Total current liabilities                                                2,877,290                    543,565
                                                                                ----------------           ----------------



LONG-TERM DEBT, net of current portion                                             8,352,941                  1,451,938
                                                                                ----------------           ----------------



LONG-TERM DEBT - RELATED PARTIES                                                     525,000                    226,101
                                                                                ----------------           ----------------



COMMITMENTS AND CONTINGENCIES



STOCKHOLDERS' EQUITY
    Preferred stock                                                                       46
    Common stock                                                                       1,611                      1,086
    Additional paid-in capital                                                     6,909,092                  3,596,514
    Retained deficit                                                              (3,506,556)                (2,609,804)
                                                                                ----------------           ----------------




          Total stockholders' equity                                               3,404,193                    987,796
                                                                                ----------------           ----------------





TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                                     $    15,159,424          $       3,209,400
                                                                                ================           ================






                              GULFWEST OIL COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                                 1996             1995            1994
                                                             --------------   -------------   --------------

OPERATING REVENUES
    Oil and gas sales                                     $      1,549,069 $       551,355 $        548,134
    Gathering system revenue                                                        32,385           37,264
    Lease sales                                                    252,333
    Well servicing revenues                                         58,881
    Operating overhead and other income                            105,729          85,627          172,140
                                                             --------------   -------------   --------------

                                                                 1,966,012         669,367          757,538
                                                             --------------   -------------   --------------
COST AND EXPENSES
    Lease operating expenses                                       656,957         415,816          288,347
    Gathering system expense                                                           287            1,648
    Cost of leases sold                                             91,831
    Cost of well servicing operations                               46,424
    Lease abandonment                                               85,696          51,618           38,080
    Depreciation, depletion, and amortization                      466,097         331,315          389,578
    General and administrative                                   1,058,870         912,322          923,494
                                                             --------------   -------------   --------------

                                                                 2,405,875       1,711,358        1,641,147
                                                             --------------   -------------   --------------


LOSS FROM OPERATIONS                                              (439,863)     (1,041,991)        (883,609)
                                                             --------------   -------------   --------------


OTHER INCOME AND EXPENSE
    Interest income                                                 35,211          27,708           72,547
    Interest expense                                              (420,083)       (172,560)         (68,684)
                                                             --------------   -------------   --------------


LOSS BEFORE INCOME TAXES                                          (824,735)     (1,186,843)        (879,746)


INCOME TAXES
                                                             --------------   -------------   --------------


NET LOSS                                                  $       (824,735)$    (1,186,843)$       (879,746)
                                                             ==============   =============   ==============



LOSS PER SHARE                                            $          (0.71)          (1.17)           (0.88)
                                                             ==============   =============   ==============











The Notes to Consolidated Financial Statements are an integral part of these statements.


                              GULFWEST OIL COMPANY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                                                           Number of Shares
                                                     --------------------------------------------------------
                                                      Preferred              Common               Treasury
                                                        Stock                 Stock                 Stock
                                                     ------------          ------------          ------------

BALANCE,
  December 31, 1993                                                          1,000,000               366,754

    Cancellation of treasury shares                                                                 (366,754)

    Net loss
                                                     ------------          ------------          ------------


BALANCE,
  December 31, 1994                                                          1,000,000

    Issuance of 86,125 common shares
       through private placement                                                86,125

    Issuance of warrants for goods, services and additional financing costs

    Net loss
                                                     ------------          ------------          ------------


BALANCE,
  December 31, 1995                                                          1,086,125

    Issuance of 525,029 common shares
      (360,875 shares through private placement,
      152,954 shares to convert a $500,000 note
      payable and 11,200 shares for goods and
      services)                                                                525,029

    Issuance of 4,621 shares of preferred stock
      (900 shares of Class AA and 3,421 shares
      of Class AAA through private placement and
      300 shares of Class AA to covert a $150,000
      note payable)                                        4,621

    Issuance of warrants for goods, services and additional financing costs

    Net loss

    Dividends paid on preferred stock
                                                     ------------          ------------          ------------


BALANCE,
  December 31, 1996                                        4,621             1,611,154
                                                     ============          ============          ============









The Notes to Consolidated Financial Statements are an integral part of these statements.





                                                                   Additional
                       Common                 Preferred              Paid-In              Retained               Treasury
                        Stock                   Stock                Capital               Deficit                 Stock
                     ------------            ------------          ------------          ------------           ------------


                   $       1,367           $                     $   3,237,735         $    (543,215)         $        (367)

                            (367)                                                                                       367

                                                                                            (879,746)
                     ------------            ------------          ------------          ------------           ------------



                           1,000                                     3,237,735            (1,422,961)


                              86                                       129,101


                                                                       229,678

                                                                                          (1,186,843)
                     ------------            ------------          ------------          ------------           ------------



                           1,086                                     3,596,514            (2,609,804)





                             525                                     1,078,721





                                                      46             2,131,681

                                                                       102,176


                                                                                            (824,735)

                                                                                             (72,017)
                     ------------            ------------          ------------          ------------           ------------



                   $       1,611           $          46         $   6,909,092         $  (3,506,556)         $
                     ============            ============          ============          ============           ============



                              GULFWEST OIL COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS END DECEMBER 31, 1996, 1995 AND 1994



                                                                                  1996                1995               1994
                                                                              --------------      -------------      --------------

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    Net loss                                                                $      (824,735)    $   (1,186,843)    $      (879,746)
    Adjustments to reconcile net loss to net cash
      provided  by (used in) operating activities:
       Depreciation, depletion, and amortization                                    466,097            331,315             389,578
       Abandoned leases                                                              85,696             51,618
       Common stock and warrants issued
          and charged to operations                                                 122,276            358,865
       Provision for bad debts                                                       61,482
       Conversion of accrued liabilities to notes payable                                               75,790
       (Increase) decrease in accounts
          receivable - trade, net                                                  (458,820)           (80,099)              6,639
       (Increase) decrease in prepaid expenses                                       35,249            (32,113)              6,283
       (Increase) decrease in discounts on notes payable                             33,334            (43,846)
       Increase (decrease) in accounts payable
          and accrued expenses                                                      779,098             (3,902)            198,920
                                                                              --------------      -------------      --------------

          Net cash provided by (used in) operating activities                       299,677           (529,215)           (278,326)
                                                                              --------------      -------------      --------------


CASH FLOWS USED IN INVESTING ACTIVITIES:
    (Increase) decrease in short-term investments                                                                          101,066
    Purchase of property and equipment                                           (2,713,569)          (245,309)           (516,953)
    (Increase) decrease in accounts and notes
       receivable - related party                                                   (60,366)           140,737              98,501
    (Increase) decrease in note receivable                                                                                  82,027
    Payments received in loans to related parties                                                                          244,571
                                                                              --------------      -------------      --------------

             Net cash provided by (used in) investing activities                 (2,773,935)          (104,572)              9,212
                                                                              --------------      -------------      --------------


CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
    Proceeds from sale of common stock, net                                       1,059,145
    Proceeds from sale of preferred stock, net                                    1,981,728
    Payments on debt                                                               (743,875)          (220,526)            (46,716)
    Proceeds from debt issuance                                                     323,206            834,000              14,539
    Dividends paid                                                                  (72,017)
                                                                              --------------      -------------      --------------

             Net cash provided by (used in) financing activities                  2,548,187            613,474             (32,177)
                                                                              --------------      -------------      --------------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     73,929            (20,313)           (301,291)

CASH AND CASH EQUIVALENTS,
    beginning of year                                                                10,548             30,861             332,152
                                                                              --------------      -------------      --------------

CASH AND CASH EQUIVALENTS,
    end of year                                                             $        84,477     $       10,548     $        30,861
                                                                              ==============      =============      ==============

CASH PAID FOR INTEREST                                                      $       202,111     $       85,214     $        57,529
                                                                              ==============      =============      ==============











The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST OIL COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1.   Summary of Significant Accounting Policies

     The  following  is  a  summary  of  the  significant   accounting  policies
consistently applied by management in the preparation of the accompanying financial statements.

     Organization/Concentration of Credit Risk

     GulfWest Oil Company (the "Company") intends to pursue the acquisition of quality oil and gas prospects which have proved developed and undeveloped reserves and the development of prospects with third party industry partners.

     The accompanying financial statements include the Company and its wholly-owned subsidiaries: WestCo Producing Company (WestCo), formed in 1995; Vanco Well Service, Inc. ("Vanco"), GulfWest Texas Company ("GWT") and GulfWest Permian Company ("GWP") all formed in 1996. All material intercompany transactions and balances are eliminated upon consolidation.

     The Company grants credit to independent and major oil and gas companies for the sale of crude oil and natural gas. In addition, the Company grants credit to joint owners of oil and gas properties which the Company, through WestCo, operates. Such amounts are secured by the underlying ownership interests in the properties.

     The Company maintains cash on deposit in interest and non-interest bearing accounts which, at times, exceed federally insured limits. The Company has not experienced any losses on such accounts and believes it is not exposed to any significant credit risk on cash and equivalents.

     Statement of Cash Flows

     The Company considers all highly liquid investment instruments purchased with remaining maturities of three months or less to be cash equivalents for purposes of the consolidated statements of cash flows.

     In 1995, the Company acquired oil and gas properties through the assumption and issuance of debt totaling $720,508. Additionally, the Company financed $50,061 towards the purchase of other property and equipment.

     In 1996, a $150,000 note payable was converted to preferred stock. In addition, the Company acquired oil and gas properties and other property and equipment through the issuance of debt totaling $9,291,864 and $348,486, respectively.

     Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Oil and Gas Properties

     The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, and geological and geophysical costs are expensed.

                              GULFWEST OIL COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1.   Summary of Significant Accounting Policies - continued


     Oil and Gas Properties - continued

     As the Company acquires significant oil and gas properties, any unproved property that is considered individually significant is periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

     On the sale of an entire interest in an unproved property, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property has been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained. On the sale of an entire or partial interest in a proved property, gain or loss is recognized, based upon the fair values of the interests sold and retained.

     Depreciation and Amortization

     The  company  provides  for   depreciation   and  amortization   using  the
straight-line method over the following estimated useful lives of the respective assets:

          Automobiles                                          3 - 5 years
          Office equipment                                     7     years
          Gathering system                                    10     years
          Well servicing equipment                            10     years

     Oil and Gas Revenues

     The Company recognizes oil and gas revenues on the sales method as oil and gas production is sold. Differences between sales and production volumes during the years ended December 31, 1996, 1995, and 1994 were not significant.

     Reclassifications

     Some amounts on the 1995 financial statements have been reclassified to conform to 1996 presentation. Such reclassifications had no effect on result of operations for 1995.

     Accounting Pronouncements

     In March 1995, Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was issued. The statement was adopted by the Company in the first quarter of 1996. Under provisions of the statement, impairments, measured using fair market value, are recognized whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable and the future undiscounted cash flows attributable to the asset are less than its carrying value. Adoption of the statement had no effect on financial position or results of operations in 1996.

                              GULFWEST OIL COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1.   Summary of Significant Accounting Policies - continued

     Accounting Pronouncements - continued

     In October 1995, SFAS No. 123, "Stock Based Compensation," was issued. This statement requires the Company to choose between two different methods of accounting for stock options and warrants. The statement defines a fair-value-based method of accounting for stock options and warrants but allows an entity to continue to measure compensation cost for stock options and warrants using the accounting prescribed by APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Use of the APB 25 accounting method results in no compensation cost being recognized if options are granted at an exercise price at the current market value of the stock or higher. The Company will continue to use the intrinsic value method under APB 25 but are required by SFAS No. 123 to make pro forma disclosures of net income and earnings per share as if the fair value method had been applied in its 1996 and 1995 financial statements. See Note 6 to the consolidated financial statements for further information.



Note 2.   Operations and Management Plans

     At December 31, 1996, the Company had suffered recurring operating losses, had cash on hand of $84,500 and its current liabilities exceeded its current assets by $2,178,000. Subsequent to year end, the Company established a $2,000,000 revolving line of credit with a banking institution with part of the proceeds to be used for payment of short- term notes incurred with acquisitions made during the fourth quarter. The line of credit is due January 10, 1998 and is guaranteed by an unrelated third party in exchange for warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $2.88 per share.

     During the fourth quarter of 1996, the Company acquired and assumed operations for $10,654,000 in oil properties in West Texas. Intensive efforts are underway to increase daily production from presently owned properties from 1,000 equivalent barrels of oil per day currently to 1,500 equivalent barrels of oil per day by the end of the second quarter of 1997. Utilizing independently prepared petroleum engineering reports and expected average prices for oil and gas of $18 per barrel and $2 per MCF, respectively, for 1997 (both prices lower than existed at December 31, 1996), management estimates the Company will have sufficient cash flows from operations to fund debt service obligations and preferred stock dividend obligations as they become due.

     Management is seeking a partner to assist in the horizontal development of wells on its Madisonville properties. Management has identified 7 wells for entry using its horizontal technique which has proved up an additional 400,000 equivalent barrels of oil. The partner would be required to provide sufficient funds to pay down the existing debt on the property and fund the drilling and completion of the horizontal wells in exchange for a substantial operating interest in those wells.

     Management will continue an aggressive acquisition strategy with a target of $20,000,000 in additional properties during 1997, and continues to explore the possibilities of issuing more preferred or common shares as the market allows to fund such acquisitions. In a subsequent event, on April 2, 1997, the Company entered into a Purchase and Sale Agreement to acquire oil and gas properties ("Phase III") for a purchase price of $4,700,000, to be funded by bank financing of $3,600,000, with a balance to be paid in cash and through a production net profits interest under certain terms and conditions.

     The Company is presently negotiating with a credit facility for a long-term loan in order to consolidate the debt incurred by the Company as part of the Phase I and II purchases and to finance the Phase III purchase.

                              GULFWEST OIL COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 2.   Operations and Management Plans - continued

     In a subsequent event, on April 23, 1997, the $500,000 principal and $8,329 in unpaid interest (since February 28, 1997) on its subordinated promissory notes was to be due and payable. The note holders of $475,000 in principal agreed to extend the due date of their notes to April 23, 1998, in exchange for warrants to purchase 47,500 shares of the Company's common stock at an exercise price of $3.25 per share and the extension of the expiration date to April 23, 1998 on warrants they hold to purchase 47,500 shares of common stock at an exercise price of $5,00 per share. The note holders also agreed to exercise warrants they hold to purchase 47,500 shares of common stock at an exercise price of $0.50 per share, with proceeds to the Company of $23,750.

     Although management believes the above actions will ultimately provide the Company with the means to become profitable, there is no guarantee these actions can be effectively implemented. Adverse changes in prices of oil and gas and/or the inability of the Company to continue to raise the money necessary to develop existing reserves or acquire new reserves would have a severe impact on the Company.



Note 3.   Cost of Oil and Gas Properties

     The following tables set forth certain information with respect to the Company's oil and gas producing activities for the periods presented:

     Capitalized Costs Relating to Oil and Gas Producing Activities:

                                                                         1996               1995

                  Unproved oil and gas properties                      $    37,910      $   37,910
                  Proved oil and gas properties                         14,469,593       3,087,824
                  Support equipment and facilities                         353,968         272,643
                                                                        14,861,471       3,398,377
                  Less accumulated depreciation,
                     depletion and amortization                        ( 1,070,883)     (  679,150)
                  Net capitalized costs                                $13,970,588      $2,719,227

         Results of Operations for Oil and Gas Producing Activities:

                                                                              1996                1995            1994

                  Oil and gas sales                                    $   1,549,069      $     511,355      $     548,134
                  Gathering system revenues                                   32,385             37,264
                  Production costs                                     (     656,957)    (      416,103)    (      289,995)
                  Exploration costs (lease abandonments)               (      85,696)    (       51,618)    (       38,080)
                  Depreciation, depletion and amortization             (     391,494)    (      289,112)    (      352,494)
                  Income tax expense
                  Results of operations for oil and gas
                    producing activities - income (loss)               $     414,922     ($     213,093)    ($      95,171)

                              GULFWEST OIL COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 3.   Cost of Oil and Gas Properties - continued


     Costs Incurred in Oil and Gas Producing Activities:

                                                                     1996                   1995                 1994
          Property Acquisitions
               Proved                                             $ 11,158,616         $    956,058         $     77,885
               Unproved                                                                                           37,910
          Development Costs                                            273,799              114,779              321,111

                                                                  $ 11,432,415         $  1,070,837         $    436,906


     On July 3, 1994, the Company exercised its option under the Investment Letter and Subscription Agreement with Madisonville Project, Ltd. (the "Partnership"), an unrelated party, to convert $500,000 of the note receivable from the Partnership into 100 Partnership units. At December 31, 1994, the Company's 100 units represent an interest of 32.46% of the Partnership. This noncash transaction is not reflected in the accompany statement of cash flows for the year ended December 31, 1994. Per the agreement with the Partnership, income and expenses are to be distributed between partners based on the weighted average interest in the partnership during the year. As a result of the investment in the Partnership, the balance sheet of the Partnership as of December 31, 1996 and 1995, and its results of operations for the years ended December 31, 1996 and 1995 and for the period August 1, 1994, through December 31, 1994, have been proportionately consolidated with the accompanying balance sheets, statements of operations and cash flows of the Company. All material intercompany transactions and balances have been eliminated in consolidation.

     On July 17, 1995, the Company acquired from SPI beneficial ownership of an additional 42-1/2% of the working interests in 31 proved producing oil and gas properties located in Madison and Grimes Counties, Texas. The acquisition was made pursuant to a Restructuring Agreement (the "Agreement") dated April 18, 1995 which also provided for the assumption of operations of the properties and gathering system by WestCo, a wholly owned subsidiary of the Company. The Agreement was entered into by and between the Company, SPI, Sikes Operating, Inc. ("SOI"), an unrelated party, WestCo, S.G.C. Transmission, L.L.C. ("SGC") a Texas limited liability company of which the Company is a member, and the Partnership, of which the Company is a limited partner. The Company gave SPI its 37-1/2% ownership of the gas pipeline gathering system and assumed a $640,000 nonrecourse note from the Partnership as payment for the working interests.

     The Company also agreed to purchase certain working interest subsequently acquired by SPI for a purchase price of $100,000, with $20,000 paid in cash at closing and a promissory note for $80,000, payable on or before 120 days from the date of the closing with interest at 10% per annum. This note was paid in full in March, 1996.

     In 1996, the Company acquired significant oil and gas reserves from an unrelated entity in two separate transactions. In the first transaction ("Phase I"), the Company acquired various properties for $3,000,000. $1,500,000 was paid at closing and a $1,500,000 note payable was issued. In the second transaction (Phase II'), the Company acquired various properties for $7,654,000. $150,000 was paid at closing and two notes payable totaling $7,504,000 were issued. In connection with the Phase I and Phase II transactions, the Company incurred $200,000 in commissions to a related party.

     Generally accepted accounting principles for publicly held entities require pro-forma results of operations for 1996 and 1995 for the Phase I and Phase II transactions as if the acquisitions had occurred at the beginning of 1995. Because of the unavailability to date of the accounting records necessary to provide such disclosures, such required disclosures are not presented herein. The Company is continuing its efforts to gather the required information and, if successful, will make the amended filings as soon as practicable.

                              GULFWEST OIL COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 4.   Accrued Expenses

     Accrued expenses consisted of the following:
                                                                                       December 31,         December 31,
                                                                                           1996                 1995

          Payroll and payroll taxes                                                   $      23,729      $         6,783
          Interest                                                                          106,634               29,706
          Professional fees                                                                  20,000               30,000
          Sales taxes                                                                         7,300
                                                                                      $     156,663      $        66,489


Note 5.   Notes Payable and Long-Term Debt

     Notes payable are as follows:
                                                                                          1996                1995

          Short-term note payable secured by certain
            oil and gas properties at 10% interest
            per annum; retired.                                                       $                  $        80,000

          Other, retired                                                                                           7,675
                    Total notes payable                                               $                  $        87,675

     Long-term debt is as follows:

          Nonrecourse debt to the Partnership to acquire
            oil and gas properties, at 8% interest per annum.                         $     865,210      $       865,210

          Subordinated promissory notes, net of discount of $10,511
            and $43,846 in 1996 and 1995, respectively, to various
            individuals at 9.5% interest per annum; $25,000 due
            April 23, 1997; $464,489 including $325,000 to related
            parties due in April, 1998.                                                     489,489              456,154

          Notes payable to finance vehicles, payable in aggregate
            monthly installments of $5,623 including interest of 8.5%
            to 10.5% per annum secured by the related equipment,
            due various dates through 2001.                                                 182,813               58,685

          Non-interest bearing notes payable to unrelated entities
            (interest imputed at 10% per annum), payable in monthly
            installments of $14,000; final payments due December,
            1997 through February, 1998; secured by oil and gas well
            servicing equipment.                                                            174,333

          Note payable to unrelated entity to acquire oil and gas
            properties, payable in monthly installments of $14,343
            plus accrued interest of 1.5% above prime, final payment
            of $998,000 due October, 1999, secured by the related
            oil and gas properties.                                                       1,474,926




                              GULFWEST OIL COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 5.   Notes Payable and Long-Term Debt - continued

          Promissory note to an individual at 7% interest.  The
            note was increased to $150,000 and then converted
            to preferred stock in 1996.                                                                           50,000

          Note payable to unrelated entity to purchase oil and
            gas properties, original amount of $7,504,000
            includes $1,604,000 non-interest bearing note
            (interest imputed at 9% per annum); $250,000
            paid in 1996; $422,000 due in 1997 and balance
            of $932,000 due March, 1998 (all including
            imputed interest).  Remainder of $5,900,000 due
            in monthly installments of $49,205 plus accrued
            interest of prime plus 1.5%; final payment of
            $4,274,781 due October, 1999; secured by
            related oil and gas properties.                                               7,193,378

          Individuals notes at 6% to 12% interest ($226,101
            to related parties).  Converted to subordinated
            promissory notes in 1996.                                                                            307,896

          Note payable to shareholder, interest at 10%;
            due November, 1996 and subsequently
            retired in February, 1997.                                                      200,000

                                                                                         10,580,149            1,737,945
          Less current portion                                                        (   1,702,208)     (        59,906)

                    Total long-term debt                                              $   8,877,941      $     1,678,039


     Repayment on the nonrecourse debt to the Partnership is to be made from 75% of the operating cash flow from the acquired wells, with payments applied first to interest, then to principal. In addition, the lender received a 15% net profits interest, as defined in the purchase agreement, in amounts realized from the acquired properties.

     Based upon the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of long-term debt approximates its carrying value.

     Estimated maturities for long-term debt as of December 31, 1996, are as follows:

                                                                                               1996

               1997                                                                        $ 1,702,208
               1998                                                                          2,264,645
               1999                                                                          5,964,813
               2000                                                                            104,345
               2001                                                                             83,969
            Thereafter                                                                         460,169
                                                                                           $10,580,149

                              GULFWEST OIL COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 6.   Stockholders' Equity

     Common Stock                                                                        1996                  1995

          Par value $.001; 20,000,000 shares authorized;
            1,611,154 and 1,086,125 shares issued
            and outstanding as of December 31,
            1996 and 1995, respectively.                                             $        1,611        $       1,086


     Preferred Stock

          Class AA, par value $.01; 4,000 shares authorized;
            1,200 shares issued and outstanding.  Dividends
            are cumulative and payable quarterly at the rate
            of $50 per share per annum.  Shares are
            redeemable at any time, at Company's option, at
            120% of price paid by shareholder plus accrued
            dividends.  The shares are also convertible into
            common stock at the rate of 100 common shares
            for every preferred share converted. Holders of
            Class AA preferred also have the right to receive
            cumulative distributions, commencing December 31,
            1997, of up to 25% of the net profits, as defined,
            of the oil and gas properties acquired with the
            Class AA proceeds.                                                       $           12        $

          Class AAA, par value $.01; 4,000 shares authorized;
            3,421 shares issued and outstanding.  Dividends are
            cumulative and payable quarterly at the rate of $45
            per share per annum.  The shares are convertible
            into common stock based upon a purchase value of
            $500 per share of Class AAA stock divided by the
            lesser of (i) $3.50 per share or (ii) 70% of the average
            closing NASDAQ bid price of the common stock for
            the 15 trading days that end on the 3rd business day
            preceding conversion.  Should the Company be unable
            to register sufficient securities by May 15, 1997 to cover public resales of common stock issuable upon conversion
            of Class AAA shares, the Company is obligated for 90
            days thereafter to pay Class AAA shareholders $2 per
            week per $1,000 purchase amount of Class AAA  stock
            (increasing $.10 per week per $1,000 purchase amount
            thereafter).                                                                         34

                                                                                     $           46        $

Class AA and AAA preferred shareholders have liquidation preference over common shareholders of $500 per preferred share, plus accrued dividends.

                              GULFWEST OIL COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 6.   Stockholders' Equity - continued

     Stock Options

     The Company maintains a Non-Qualified Stock Option Plan (the "Plan") which authorizes the grant of options of up to 200,000 shares of common stock.
     Under the Plan, options may be granted to any of the Company's key employees (including officers), directors, or advisors. The Plan is administered by the Stock Option Committee of the Board of Directors. All options granted under the Plan vest immediately and have been granted at an option price of $3,00 per share. In addition, the Company has granted stock options to a financial consultant in 1994 at stock options, including weighted-average ("WTD AVG") exercise prices of options in each category.


                                                 1996                       1995                 1994
                                       WTD AVG                       WTD AVG              WTD AVG
                                       Prices          Number        Prices     Number    Prices      Number

          Balance, January 1           $  3.07         205,000     $  3.06      180,000   $

          Options issued               $  3.00          10,000     $  3.13       25,000   $  3.06     180,000

          Options exercised/expired    $                           $                      $

          Balance, December 31         $  3.06         215,000     $  3.07      205,000   $  3.06     180,000

          Following is a schedule by year and by exercise price of the expiration of the Company's stock options issued as of December 31, 1996:

                                        1997        1998         1999        2000        2001       Total

               $3.00                                            100,000                 10,000     110,000
               $3.13                                            105,000                            105,000

                                                                205,000                 10,000     215,000

     Stock Warrants

     The Company has issued a significant number of stock warrants for a variety of reasons, including compensation to employees, additional inducements to purchase the Company's common or preferred stock, inducements related to the issuance of debt and for payment of goods and services. Following is a schedule by year of the activity related to stock warrants, including weighted-average exercise prices of warrants in each category:

                                               1996                       1995                 1994
                                       WTD AVG                       WTD AVG              WTD AVG
                                       Prices      Number            Prices    Number     Prices   Number

          Balance, January 1           $  3.84         867,555     $  5.69     286,130   $  6.30   250,000

          Warrants issued              $  2.84       1,986,500     $  2.93     581,425   $  1.43    36,130

          Warrants exercised/expired   $  2.89     (   152,000)    $                     $

          Balance, December 31         $  3.16       2,702,055     $  3.84     867,555   $  5.69   286,130

     Included in the "warrants issued" and "warrants exercised/expired" columns in 1996 are 121,000 warrants issued in 1995 whose expiration dates were extended in 1996.

                              GULFWEST OIL COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 6.   Stockholders''Equity - continued


        Following is a schedule by year and by exercise price of the expiration of the Company's stock warrants issued as of December 31, 1996:

                           1997         1998        1999         2000        2001    Thereafter     Total

          $ .475                                                                        68,546        68,546
             .50        73,125                                                          28,630       101,755
            1.50                                  175,000                                            175,000
            1.75        90,000        92,000      444,250                                            626,250
            1.80        40,000                                                                        40,000
            2.25                                                            40,000                    40,000
            2.50        25,000                     75,000                                            100,000
            3.00        20,000                                                         666,754       686,754
            4.50                                  169,250                                            169,250
            5.00        57,500        91,000      106,000                              100,000       354,500
            5.75                                   50,000                               40,000        90,000
            6.00                     200,000                                                         200,000
            7.50                      50,000                                                          50,000

                       305,625       433,000    1,019,500                   40,000     903,930     2,702,055

     Warrants outstanding to officers, directors and employees of the Company at December 31, 1996, 1995 and 1994 were 687,300, 44,300 and -0-, respectively. The exercise prices on these warrants range from $.50 to $5.00 and expire various dates through 2006.

     During 1996, the Company issued options and warrants totaling 653,000 to employees as compensation. As disclosed in Note 1, the Company continues to use the intrinsic value based method to measure stock based compensation. As such, no compensation cost was recognized as the exercise price was greater than the stock's fair value at the measurement date. If the Company had used the fair value method required by SFAS No. 123, compensation expense would have increased approximately $390,000 for the year ended December 31, 1996. Loss per share would have increased from ($0.71) to ($1.02) for the year ended December 31, 1996. There would be no effect on income taxes. No compensatory equity instruments were issued to employees in 1995.

     The Company utilized the Black-Sholes option pricing model to estimate the fair value of the options and warrants. A 60% discount off the NASDAQ market price at the measurement date was utilized because of (1) the restricted nature of the stock underlying the options/warrants and (2) the dilutive effect of the substantial number of options/warrants issued and outstanding. Accordingly, the exercise price of all stock options and warrants issued in 1996 exceeded the discounted market price at the measurement date. Other significant assumptions include (1) 5.75% risk free interest rate; (2) weighted average expected life of 4.95 years; (3) expected volatility of 82% and (4) no expected dividends.



Note 7.   Loss Per Common Share

     Loss per share has been computed based upon the weighted average number of common shares outstanding. The weighted average common shares outstanding at December 31, 1996, 1995 and 1994 were 1,266,974, 1,010,765 and
     1,000,000, respectively. Loss per share for 1996 was computed by adding the net loss for the year plus preferred dividends divided by the weighted average shares outstanding at December 31, 1996. Loss per share for 1995 and 1994 was computed as net loss divided by the weighted average shares outstanding at December 31, 1995 and 1994, respectively. Stock options and stock warrants (and convertible preferred stock in 1996) were not considered in any year as their inclusion would decrease reported loss per share and thus be anti-dilutive.

                              GULFWEST OIL COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 8.   Related Party Transactions

     On December 1, 1992, Ray Holifield and Associates, Inc. executed an unsecured promissory note to the Company for $118,645 with interest at 10% per annum, due on October 1, 1993. At December 31, 1993, the note was still outstanding. During 1994, the Company entered into an agreement with the Holifield Trust in which Holifield will make payments on the past due note from future oil and gas revenue. During 1995, $10,995 of interest payments were received. No principal payments were received during 1996 or 1995. At December 31, 1996 the unsecured promissory note has been partially reserved.

     On December 1, 1992, Parkway Petroleum Company, a Ray Holifield related company, executed an unsecured promissory note to the Company for $54,616 with interest at 10% per annum, due on October 1, 1993. The note was issued for amounts due from contract drilling services provided by the Company. At December 31, 1993, the note was still outstanding. During 1994, the Company entered into an agreement with the Holifield Trust in which Holifield will make payments on the past due note from future oil and gas revenue. During 1995, $6,250 of interest payments were received. No principal payments were received during 1994 or 1995. At December 31, 1996, the unsecured promissory note has been partially reserved.

     On January 10, 1994, the Company entered into a consulting agreement with Williams Southwest Drilling Company, Inc. ("Williams") whereby the Company would provide management and accounting services for $25,000 per month for a period of one year. The Company accrued the consulting fees with an offset to deferred income until payment of the fees are actually received. During 1994, $172,140 was recorded as consulting fee income. Beginning in the second quarter 1994, the Company began recognizing consulting income only as cash payments were received. Prior to the second quarter, $75,000 in consulting fee revenue was accrued. The Company has received $97,140 in consulting fee payments. As of December 31, 1994, the receivable from Williams of $202,860 for consulting fees has been offset by deferred income of $127,860 and a provision for doubtful accounts of $75,000. Effective January 1, 1995, the Company received a promissory note from Williams in the amount of $202,860, bearing interest at the rate of 10% per annum, and payable in quarterly installments of principal and interest of $15,538.87. During 1996 and 1995, the Company received no payments on this note.

     Effective March 31, 1994, the Company recorded a note receivable from Williams Drilling Equipment, Inc. (WDE), a related part and an affiliate of Williams, in the amount of $100,000 bearing interest at the rate of 10% per annum. The note is secured by the borrower's equity in a lease/purchase agreement on drilling equipment. At December 31, 1994, the outstanding principal balance due on the note was $100,000. The principal balance was repaid in 1995.

     On May 31, 1994, the Company executed a $40,000 note bearing interest at the rate of 10.0% per annum, payable to Star-Tex Trading Corp., a related entity owned by a shareholder of the Company. This note is now a part of the subordinated promissory notes described in Note 5 and is due April, 1998.

     On February 6, 1995, the Company executed a $50,000 one year note bearing interest at 10% with ST Advisory Corp., (a related party owned by a director of the Company). At December 31, 1995, the full amount of the note and accrued interest is outstanding. This note is now a part of the subordinated promissory notes described in Note 5 and is due April, 1998.

                              GULFWEST OIL COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 8.   Related Party Transactions - continued


     As of December 31, 1995, the Company had accrued compensation for two officers of the Company totaling $54,123. On March 27, 1996, notes due April 1, 1997 were issued to these two officers for this amount. Additionally, the Company has accrued consulting fees to ST Advisory Corp., a related party owned by a director of the Company, totaling $12,500 for services performed in connection with economic evaluations and nonrecourse financing arrangements for future acquisitions of oil and gas properties and other corporate development opportunities. As of December 31, 1996, accrued compensation to one officer totaled $10,500.

     On January 17, 1995, the Company executed a $20,000 note bearing interest at 10% with Marshall Smith, Senior, grandfather of the president. At December 31, 1995, the note was outstanding. On March 27, 1996, the principal and interest on this note was extended by a new note due April, 1998.

     Interest expensed on related party notes totaled approximately $26,000 and $19,000 for the years December 31, 1996 and 1995, respectively.




Note 9.   Income Taxes

     On January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), which changes the method of accounting for income taxes under generally accepted accounting principles. There was no effect on the Company's results of operations as a result of adopting SFAS 109.

     The components of the net deferred federal income tax assets (liabilities) recognized in the Company's balance sheet were as follows:


                                                                                   December 31,         December 31,
                                                                                       1996                 1995
          Deferred tax assets

               Provision for bad debts                                             $       151,962      $       134,424
               Net operating loss carryforwards                                            977,174              766,880

          Deferred tax liability

               Oil and gas properties                                             (         20,199)    (         20,199)

          Net deferred tax assets before
            valuation allowance                                                          1,108,937              881,105

          Valuation allowance                                                     (      1,108,937)    (        881,105)

          Net deferred tax assets (liabilities)                                    $                    $

                              GULFWEST OIL COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 9.   Income Taxes - continued


     As of December 31, 1996 and 1995, the Company did not believe it was more likely than not that the net operating loss carryforwards would be realizable through generation of future taxable income; therefore, they were fully reserved.

     The following table summarizes the difference between the actual tax provision and the amounts obtained by applying the statutory tax rate of 34% to the loss before income taxes for the years ended December 31, 1996 and 1995.


                                                                                          1996                   1995


          Tax benefit calculated at statutory rate                                  ($      280,410)      ($     403,527)

          Increase (reductions) in taxes due to:


               Effect of net operating loss carryforwards                                   210,294              412,027

               Effect on non-deductible expenses                                             71,306

               Other                                                                (         1,190)      (        8,500)

          Current federal income tax provision                                       $                     $


     The benefit of the net operating loss generated for the year ended December 31, 1995 was not recognized because the benefit was not assured of being realized.

     As of December 31, 1996, the Company had net operating loss carryforwards of $2,874,039, which are available to reduce future taxable income and the related income tax liability. These carryforwards expire as follows:

                                                                                           Net
                                                                                        Operating
                                                                                          Losses

                    2004                                                              $    73,936
                    2006                                                                  217,957
                    2008                                                                  152,504
                    2009                                                                  636,826
                    2010                                                                1,174,305
                    2011                                                                  618,511

                                                                                      $ 2,874,039

                              GULFWEST OIL COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 10.    Commitments and Contingencies



     Lease Obligations

     The Company leases office space at two locations. Both lease agreements are maintained on a month-to- month basis on a month-to-month basis. The Company also leases four compressors used in the production of oil and gas revenue.



     Litigation

     The Company is involved in other litigation and disputes. Management believes such claims are without merit with respect to the Company or are adequately covered by insurance and has concluded the ultimate resolution of such disputes will not have a material effect on the Company's consolidated financial statements.




Note 11.    Oil and Gas Reserves Information (Unaudited)

     The estimates of proved oil and gas reserves utilized in the preparation of the financial statements are estimated in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations over prices and costs existing at year end except by contractual arrangements.

     The Company emphasizes that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. The Company's policy is to amortize capitalized oil and gas costs on the unit of production method, based upon these reserve estimates. It is reasonably possible that, because of changes in market conditions or the inherent imprecision of these reserve estimates, that the estimates of future cash inflows, future gross revenues, the amount of oil and gas reserves, the remaining estimated lives of the oil and gas properties, or any combination of the above may be increased or reduced in the near term. If reduced, the carrying amount of capitalized oil and gas properties may be reduced materially in the near term.

                              GULFWEST OIL COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 11.    Oil and Gas Reserves Information (Unaudited) - continued


     The following unaudited table sets forth proved oil and gas reserves, all within the United States, at December 31, 1996, 1995, and 1994, together with the changes therein.


                                                                                         Crude Oil          Natural Gas
                                                                                          (Bbls)               (Mcf)

          QUANTITIES OF PROVED RESERVES:

            Balance December 31, 1993                                                       140,532            2,548,863

               Revisions                                                              (      49,733)             272,102
               Extensions, discoveries, and additions
               Purchases                                                                     25,844            3,486,715
               Sales
               Production                                                             (       8,139)        (    212,324)


            Balance December 31, 1994                                                       108,504            6,095,356

               Revisions                                                              (      16,991)        (    963,894)
               Extensions, discoveries, and additions                                       274,585              823,752
               Purchases                                                                     85,782            1,875,897
               Sales                                                                  (       1,421)        (    510,853)
               Production                                                             (      10,656)        (    226,703)


            Balance December 31, 1995                                                       439,803            7,093,555

               Revisions                                                                     47,808         (    379,529)
               Extensions, discoveries, and additions                                       250,995            1,132,433
               Purchases                                                                  3,008,522              689,515
               Sales                                                                  (      34,000)        (    350,000)
               Production                                                             (      55,175)        (    225,501)

            Balance December 31, 1996                                                     3,657,953            7,960,473

          PROVED DEVELOPED RESERVES:


            December 31, 1994                                                                84,081            3,526,150

            December 31, 1995                                                               140,702            3,688,906

            December 31, 1996                                                             2,498,287            4,067,278

                              GULFWEST OIL COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 11.    Oil and Gas Reserves Information (Unaudited) - continued


          STANDARDIZED MEASURE:

          Standardized measure of discounted future net cash flows relating to proved reserves:

                                                                     1996                 1995                 1994

          Future cash inflows                                     $117,580,889         $ 21,873,331         $ 12,244,413

          Future production and development costs
             Production                                             42,128,957            6,942,953            3,809,564
             Development                                             6,596,609            3,876,951            2,093,847

          Future cash flows before income taxes                     68,855,323           11,053,427            6,341,002
          Future income taxes                                    (  17,027,637)       (   2,069,248)       (     972,608)

          Future net cash flows after income taxes                  51,827,686            8,984,179            5,368,394
          10% annual discount for estimated
            timing of cash flows                                 (  21,704,010)       (   3,076,444)       (   2,247,711)

          Standardized measure of discounted
            future net cash flows                                 $ 30,123,676         $  5,907,735         $  3,120,683


          The following reconciles the change in the standardized measure of discounted future net cash flows:


          Beginning of year                                       $  5,907,735         $  3,120,683         $  2,077,579

          Changes from:
             Purchases                                              22,269,011            1,223,501            2,805,047
             Sales                                               (   1,307,000)       (     263,598)
             Extensions, discoveries and improved
               recovery, less related costs                          4,174,440            2,588,778
             Sales of oil and gas produced net of
               production costs                                  (     892,112)       (     135,538)       (     259,787)
             Revisions                                               7,909,928        (     132,102)       (   1,406,686)
             Accretion of discount                                     715,122              312,068              207,758
             Change in income taxes                              (   8,653,448)       (     806,057)       (     303,228)

          End of year                                             $ 30,123,676         $  5,907,735         $  3,120,683