Form 10-Q
period 1997-03-31
GULFWEST OIL CO
filed 1997-05-15
CIK 813779

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                         NO____              YES _X_

     The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, May 14, 1997, was 1,743,654 shares of Class A Common Stock, $.001 par value.

                              GULFWEST OIL COMPANY

                         FORM 10-Q FOR THE QUARTER ENDED
                                 MARCH 31, 1997


                                                                                                  Page of
                                                                                                 Form 10-Q

Part I:  Financial Statements

Item 1.           Financial Statements
                  Consolidated Balance Sheets, March 31, 1997,
                   and December 31, 1996                                                             3
                  Consolidated Statements of Operations-for the three
                    months ended March 31, 1997, and 1996                                            5
                  Consolidated Statements of Cash Flows-for the three
                    months ended March 31, 1997, and 1996                                            6
                  Notes to Consolidated Financial Statements                                         7

Item 2.           Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                                                    8

Part II:          Other Information

Item 4.           Submission of Matters to a Vote of Security Holders                               10

Item 6.           Exhibits and Reports on 8-K                                                       10

Signatures                                                                                          11


                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                              GULFWEST OIL COMPANY
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996
                                   (UNAUDITED)

                                     ASSETS

                                                                                              March 31,        December 31,
                                                                                                 1997               1996

Current Assets:
  Cash and Cash Equivalents                                                                  $      66,912     $     84,477
  Accounts Receivable - Trade, Net of Allowance for Doubtful
     Accounts of -0- in 1997 and 1996                                                            1,433,324          612,439
  Prepaid Expenses                                                                                   8,678            2,343
  Notes Receivable                                                                                 100,000             -

    Total Current Assets                                                                         1,608,914          699,259


Oil & Gas Properties, Using the Successful Efforts Method of Accounting:
  Undeveloped Properties                                                                            80,489           37,910
  Developed Properties                                                                          15,319,120       14,823,561

Other Property and Equipment                                                                       838,119          735,507

Less - Accumulated Depreciation, Depletion,
    and Amortization                                                                            (1,482,240)      (1,249,472)

    Net Oil and Gas Properties and
      Other Property and Equipment                                                              14,755,488       14,347,506



Long-Term Accounts and Notes Receivable -
  Related Parties, Net of Allowance for Doubtful Accounts
      of $446,948 in 1997 and 1996                                                                  97,695          112,659

    Total Assets                                                                             $  16,462,097     $ 15,159,424







        The accompanying notes are an integral part of these consolidated financial statements.

                              GULFWEST OIL COMPANY
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996
                                   (UNAUDITED)



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                               March 31,      December 31,
                                                                                                 1997               1996

Current Liabilities:
  Current Portion of Long-Term Debt                                                          $  2,967,373      $  1,702,208

  Accounts Payable - Trade                                                                      1,489,858         1,018,419
  Accrued Expenses                                                                                102,256           156,663

    Total Current Liabilities                                                                   4,559,487         2,877,290

Long-Term Debt, Net of Current Portion                                                          7,763,783         8,352,941
Long-Term Debt, Related Parties                                                                   325,000           525,000

    Total Long-Term Debt                                                                        8,088,783         8,877,941

Commitments and Contingencies                                                                        -                 -

Stockholders' Equity:
  Preferred Stock, Par Value at $.01, 10,000,000 Shares
    Authorized, 4,621 and 4,621 Shares Issued and Outstanding
    in 1997 and 1996, Respectively                                                                     46                46
  Common Stock, Par Value at $.001, 20,000,000 Shares
    Authorized, 1,696,154 and 1,611,154 Shares Issued and Outstanding
    in 1997 and 1996, Respectively                                                                  1,696             1,611
  Additional Paid-in Capital                                                                    7,304,364         6,909,092
  Retained Deficit                                                                             (3,492,279)       (3,506,556)

    Total Stockholders' Equity                                                                  3,813,827         3,404,193

    Total Liabilities and Stockholders'
      Equity                                                                                 $ 16,462,097      $ 15,159,424







        The accompanying notes are an integral part of these consolidated financial statements.

                              GULFWEST OIL COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)


                                                                                                 1997               1996
Revenues:
  Oil and Gas Sales                                                                          $ 1,154,621       $ 202,507
  Well Servicing Revenues                                                                        224,990            -
  Operating Overhead and Other Income                                                            115,518          38,345

    Total Revenues                                                                             1,495,129         240,852

Costs and Expenses:
  Lease Operating Expenses                                                                       435,558          94,382
  Cost of Well Servicing Operations                                                              162,923            -
  Depreciation and Depletion                                                                     232,768          90,214
  Lease Abandonment                                                                                 -              8,178
  General and Administrative                                                                     345,242         221,724

    Total Costs and Expenses                                                                   1,176,491         414,498

Income (Loss) From Operations                                                                    318,638        (173,646)

Other Income and Expense:
  Interest Income                                                                                  8,774           7,017
  Interest Expense                                                                              (241,390)        (59,708)

    Total Other Income and Expense                                                              (232,616)        (52,691)

Net Income (Loss) Before Taxes                                                                    86,022        (226,337)

Income Tax Provision                                                                                -               -

Net Income (Loss)                                                                            $    86,022       $(226,337)


Earnings (Loss) Per Share and Common Stock Equivalents                                       $       .05       $    (.21)

Weighted Average Number of Shares                                                              1,655,097       1,087,074






        The accompanying notes are an integral part of these consolidated financial statements.

                              GULFWEST OIL COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)


                                                                                                1997              1996

Cash Flows Provided (Used) By Operating Activities:
  Net Income (Loss)                                                                          $    86,022       $ (225,134)

  Adjustments to Reconcile Net Income (Loss) to Net
    Cash Provided (Used) by Operating Activities:
      Depreciation, Depletion, and Amortization                                                  232,768           90,213
      Decrease in Accounts Receivable - Related Party, Net                                          -               3,069
      (Increase) in Accounts Receivable - Other, Net                                            (820,885)         (55,370)
      (Increase) in Prepaid Expenses                                                              (6,335)          (1,187)
      Increase (Decrease) in Accounts Payable                                                     471,439         (24,823)
      (Decrease) in Accrued Expenses                                                              (54,407)         (8,081)

        Net Cash Provided (Used) By Operating Activities                                          (91,398)       (221,313)

Cash Flows Provided (Used) By Investing Activities:
  Purchase of Oil and Gas Properties                                                             (538,138)         (2,011)
  Purchase of Equipment                                                                          (102,612)           -

        Net Cash Provided (Used) By Investing Activities                                         (640,750)         (2,011)

Cash Provided (Used) By Financing Activities:
  Decrease in Accounts and Notes Receivable - Related Party                                        14,964            -
  (Increase) in Notes Receivable                                                                 (100,000)           -
  (Payment) on Debt                                                                              (707,650)        (90,392)
  Amortization of Prepaid Interest                                                                   -              8,333
  (Payments) on Notes Payable - Related Parties                                                  (200,000)           -
  Proceeds From Notes Payable - Other                                                           1,383,657         100,000
  Proceeds From Sale of Common and Preferred Stock                                                395,357         515,000
  (Payment) of Dividends                                                                          (71,745)           -

        Net Cash Provided (Used) By Financing Activities                                          714,583         532,941

Increase (Decrease) in Cash and Cash Equivalents                                                  (17,565)        309,617

Cash and Cash Equivalents, Beginning of Period                                                     84,477          10,548

Cash and Cash Equivalents, End of Period                                                     $     66,912      $  320,165

Cash Interest Paid                                                                           $    216,668      $   34,792


        The accompanying notes are an integral part of these consolidated financial statements.

                              GULFWEST OIL COMPANY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1997 AND 1996
                                   (UNAUDITED)


1. During interim periods, GulfWest Oil Company ("the Company") follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report when reviewing interim financial results.

2. The accompanying financial statements include the Company and its wholly-owned subsidiaries: WestCo Producing Company ("WestCo"), formed in 1995; Vanco Well Service, Inc. ("Vanco"), GulfWest Texas Company ("GWT") and GulfWest Permian Company ("GWP") all formed in 1996. All material intercompany transactions and balances are eliminated upon consolidation.

3. In management's opinion, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations, and the statements of cash flows of GulfWest Oil Company for the interim periods.

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

     On July 17, 1995, the Company acquired from Sikes Producing, Inc. ("SPI"), beneficial ownership of an additional 42.5% of the working interests in 31 proved producing oil and gas properties located in the Madisonville Field, Texas. Under a Restructuring Agreement, GulfWest contributed its 37.5% ownership in a gas pipeline gathering system and assumed a $640,000 nonrecourse note as payment for the working interests. GulfWest also purchased certain additional working interests in Madisonville from SPI for a purchase price of $100,000, with $20,000 paid in cash at closing and a promissory note for $80,000 which was subsequently paid in full in 1996. The Company's subsidiary, WestCo, assumed operation of the 31 wells, effective August 1, 1995.

     During the fourth quarter of 1996, the Company acquired significant oil and gas reserves from an unrelated entity in two separate transactions. In the first transaction ("Phase I"), the Company acquired various properties for $3,000,000. $1,500,000 was paid at closing and a $1,500,000 note payable was issued. In the second transaction ("Phase II"), the Company acquired various properties for $7,654,000. $150,000 was paid at closing and two notes payable totaling $7,504,000 were issued.

Results of Operations

     Comparative results of operations for the periods indicated are discussed below.

     Three-Month Period Ended March 31, 1997 compared to Three Month Period Ended March 31, 1996.

     Oil and gas sales for the first quarter increased from $202,500 in 1996 to $1,154,600 in 1997, due to the addition of working interest ownership in the Phase I and Phase II acquisitions during the fourth quarter of 1996. Well servicing revenues for 1997 were generated by VanCo which did not commence operations until September 1996. Revenues from operating overhead and other income for 1997 increased to $115,500 and included management fees of $51,000, gain on the sale of a lease of $37,500, truck rentals of $15,000 and saltwater disposal fees of $12,000.

     Lease operating expenses, depreciation and depletion increased for the period in 1997 due to the acquisition of the additional working interests discussed above.

     Interest expense for the first quarter of 1997 compared to 1996 increased from $59,700 to $241,390 due to borrowing cost related to the acquisition of additional working interests in oil properties and other debt incurred during the year to finance the Company's operations. Also, included is a non-cash expense of $10,000 for options issued to a non-related third party who guaranteed a $2,000,000 revolving line-of-credit.

Financial Condition and Capital Resources

     The Company realized a net profit of $86,000 or $.05 per share for the first quarter of 1997.

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

     On January 7, 1997, the Company established a $2,000,000 revolving line of credit with a banking institution, with part of the proceeds to be used for payment of short-term notes incurred with acquisitions made during the fourth quarter of 1996. The line-of-credit is guaranteed by an unrelated third party in exchange for options to purchase $250,000 shares of the Company's Common Stock at an exercise price of $2.88 per share. The Company used the Black-Sholes option pricing model to estimate the fair value of the options resulting in a $40,000 non-cash interest expense amortized over one year, with $10,000 recorded each quarter.

     Management is seeking a partner to assist in the horizontal development of wells on its Madisonville properties. Management has identified 7 wells for re-entry using its horizontal technique which has proved up an additional 400,000 barrels of oil equivalent. The partner would be required to provide sufficient funds to pay down the existing debt on the property and fund the drilling and completion of the horizontal wells in exchange for a substantial operating interest in those wells.

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

     Although management believes the above actions will provide the Company with the means to remain profitable, there is no guarantee these actions can be effectively implemented. Adverse changes in prices of oil and gas and/or the inability of the Company to continue to raise the money necessary to develop existing reserves or acquire new reserves would have a severe impact on the Company.

                           PART II. OTHER INFORMATION


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the shareholders during the first quarter of 1997.



ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits -

                  None


         (b)      Form 8-K -

               The Company filed a report on Form 8-K dated January 10, 1997 reporting the establishment of a $2,000,000.00 revolving line of credit with a financial institution.

                                   SIGNATURES


     Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          GULFWEST OIL COMPANY
                                               (Registrant)


Date:  May 15, 1997                       By: /s/ Jim C. Bigham
                                             Jim C. Bigham
                                             Executive Vice President and
                                               Secretary


Date:  May 15, 1997                       By: /s/ John E. Loehr
                                             John E. Loehr
                                             Chairman of the Board and
                                               Chief Financial Officer