Form 10-K/A
period 1996-12-31
GULFWEST OIL CO
filed 1997-08-08
CIK 813779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or informational statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock of the Registrant held by non-affiliates (excluding voting shares held by officers and directors) was $3,564,373 on August 1, 1997.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock: Class A Common Stock $.001 par value: 1,753,428 shares on August 1, 1997.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

     This Annual Report on Form 10-K/A is intended to amend and restate in its entirety the Company's Annual Report on Form 10-K (the "Original Report") for the year ended December 31, 1996 in order to ensure that the information contained in the Original Report is true, accurate and complete as of the date of the filing of the Annual Report on Form 10-K/A, August 8,1997. Certain financial information discussed below, which was not available to the Company at the time the Original Report was filed, has been included, as well as a revised independent auditor's report issued by Weaver & Tidwell, L.L.P.

     During the fourth quarter of 1996, the Company acquired significant oil and gas reserves from an unrelated entity in two separate transactions. In the first transaction ("Phase I") on October 10, 1996, the Company acquired various properties for $3,000,000. In the second transaction ("Phase II") on December 5, 1996, the Company acquired various properties for $7,654,000.

     The Company's financial report contained in the Original Report did not disclose pro forma results of operations for the years ended December 31, 1996 and 1995 relating to the above significant acquisitions. In the independent auditor's opinion, disclosure of this information is required to conform with generally accepted accounting principles. This amendment to the Original Report contains a revised Note 3 to the consolidated financial statements which has been expanded to include the required pro forma results of operations. In addition, an independent auditor's report covering 1994 has been included.

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

     Proved Reserves. The following table reflects the estimated Proved Reserves of the Company for the preceding three years.

                                                                 1996              1995             1994
                                                               ---------         ---------        ---------

         Crude Oil (Bbls)
           Developed                                           2,498,287           140,702           84,081
           Undeveloped                                         1,159,666           299,101           24,423
                                                               ---------         ---------        ---------
             Total                                             3,657,953           439,803          108,504
                                                               =========         =========        =========

         Natural Gas (Mcf)
           Developed                                           4,067,278         3,688,816        3,526,150
           Undeveloped                                         3,893,195         3,404,739        2,569,206
                                                               ---------         ---------        ---------
             Total                                             7,960,473         7,093,555        6,095,356
                                                               =========         =========        =========

         Total Equivalent Barrels(a)(b)                        4,984,699         1,622,062        1,124,397
                                                               =========         =========        =========

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


     Standardized Measure of discounted future net cash flows at December 31, 1996, 1995 and 1994.

                                                                       1996                1995              1994
                                                                   ------------        ------------        -----------

         Future cash inflows                                       $117,580,889        $ 21,873,331       $ 12,244,413

         Future production and development costs-
         Production                                                 (42,128,957)         (6,942,953)        (3,809,564)
         Development                                                 (6,596,609)         (3,876,951)        (2,093,847)
                                                                   ------------        ------------       ------------

         Future net cash flows before income taxes                   68,855,323          11,053,427          6,341,002
         Future income taxes                                        (17,027,637)         (2,069,248)          (972,608)
                                                                    -----------        ------------       ------------

         Future net cash flows after income taxes                    51,827,686           8,984,179          5,368,394
         10% annual discount for estimated timing
           of cash flows                                            (21,704,010)         (3,076,444)        (2,247,711)
                                                                    -----------        ------------       ------------

         Standardized Measure of discounted
           future net cash flows                                   $ 30,123,676         $ 5,907,735        $ 3,120,683
                                                                   ============         ===========        ===========


     Significant Properties. Substantially all of the Company's properties are located in Texas. Summary information on the Company's properties with Proved
Reserves is set forth below as of December 31, 1996.


                      Gross           Net                        Proved Reserves                                 Pre-Tax
                     Productive    Productive         Crude            Natural         Equivalent               10% NPV
                        Wells         Wells            Oil               Gas            Barrels             Amount         %
                     ----------    ----------         -----            -------         ----------           ------        ---
                                                       (Bbl)             (Mcf)
Texas                   442          414.43         3,657,953         7,960,473         4,984,699         $40,020,607      100
Kansas                    6            3.00             -                 -                 -                 -             -
Louisiana                 2             .15             -                 -                 -                 -             -
                        ---          ------         ---------         ---------         ---------         -----------      ---

  Total                 450          417.58         3,657,953         7,960,473         4,984,699         $40,020,607      100
                        ===          ======         =========         =========         =========         ===========      ===


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

                                                                  1996               1995               1994
                                                               ----------         ---------          ---------

                  Production
                    Oil (Bbls)                                     55,175            10,656              8,139
                    Gas (Mcf)                                     225,501           226,703            212,324
                    Equivalent (Bbl)(a)                            92,758            48,439             43,526

                  Revenues
                    Oil production                             $1,115,647         $ 193,230          $ 132,082
                    Gas production                                433,422           358,125            416,052
                      Total                                    $1,549,069         $ 551,355          $ 548,134

                  Direct operating expenses                     $ 656,957         $ 415,816          $ 288,347

                  Production data
                    Average sales price
                     Per barrel of oil                             $20.22            $18.13             $16.23
                     Per Mcf of gas                                  1.92              1.58               1.96
                     Per equivalent barrel                          16.70             11.38              12.59

                  Average operating expense
                    per equivalent barrel                           $7.08             $8.58              $6.62

                    (a) Gas production is converted to oil equivalents at a rate of 6 Mcf per barrel.


         Productive Wells at December 31, 1996:

                                                      Gross Oil Wells             Net Oil Wells
                                                      ---------------             -------------

                  Texas                                    432.00                    412.10
                  Kansas                                     6.00                      3.00
                  Louisiana                                  2.00                      0.15
                                                           ------                    ------
                    Total                                  440.00                    415.25
                                                           ======                    ======

                                                       Gross Gas Wells             Net Gas Wells
                                                       ---------------             -------------

                  Texas                                     10.00                      2.33


                    Total                                   10.00                      2.33
                                                            =====                      ====

         Developed Acreage at December 31, 1996:
                                                            Gross                    Net
                                                          ---------               ---------

                  Texas                                   20,474.23               14,021.36
                  Kansas                                     320.00                  160.00
                  Louisiana                                  155.61                   11.67
                                                          ---------               ---------
                    Total                                 20,949.84               14,193.03
                                                          =========               =========

         Undeveloped Acreage at December 31, 1996:

                                                            Gross                      Net
                                                           --------                  ------

                  Texas                                    1,300.00                  260.00
                                                           ========                  ======

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


                  1994                  High                       Low
                  ----                  ----                       ---


                  First Quarter          4.25                      2.75
                  Second Quarter         4.00                      2.875
                  Third Quarter          3.50                      2.25
                  Fourth Quarter         3.50                      2.625

                  1995
                  ----
                  First Quarter          2.875                     2.375
                  Second Quarter         2.875                     2.25
                  Third Quarter          2.875                     2.50
                  Fourth Quarter         2.875                     1.875

                  1996
                  ----
                  First Quarter          5.375                     1.25
                  Second Quarter         6.625                     2.50
                  Third Quarter          4.00                      2.125
                  Fourth Quarter         3.25                      2.75


     As  of  August 1,  1997,   there  were  210  shareholders  of  record  and
approximately 324 beneficial shareholders of the Common Stock. Fidelity Transfer Company, 1800 South West Temple, Suite 301, Box 53, Salt Lake City, Utah 84115,
(801)484-7222 is the transfer agent for the Common Stock.

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

                                                                     Year Ended December 31,
                                     --------------------------------------------------------------------------------------------
                                          1996                 1995                  1994               1993              1992
                                     -----------           ------------           ----------         -----------       ----------

Income Statement Data
---------------------

Operating Revenues                   $ 1,966,012           $   669,367            $ 682,538          $  197,579        $  93,781

Net income (loss) from                  (824,735)           (1,186,843)            (879,746)           (453,520)        (343,880)
continuing operations

Net income (loss) from                      -                    -                     -                290,935          178,579
discontinued operations

Net income (loss)                       (824,735)           (1,186,843)            (879,746)           (162,585)        (165,301)

Income (loss) from                         (0.71)                (1.17)               (0.88)              (0.48)           (0.40)
continuing operations
per share of Common Stock

Net income (loss) from               $      -             $      -                $    -             $     0.31        $    0.21
discontinued operations,
per share of Common
Stock outstanding(1)

Net Income (loss), per               $     (0.71)         $      (1.17)           $   (0.88)         $    (0.17)       $   (0.19)
share of Common Stock
outstanding(1)

Weighted average number                1,266,974             1,010,765            1,000,000             938,305          861,844
of shares of Common Stock
outstanding(1)

Balance Sheet Data
------------------

Current assets                       $   699,259          $    201,759           $  226,860          $1,333,849        $ 303,702

Total assets                          15,159,424             3,209,400            2,625,293           3,597,076          784,187

Current liabilities                    2,877,290               543,565              610,843             408,661          131,431

Long-term obligations                  8,877,941             1,678,039              198,676             492,895             -

Stockholders' Equity                 $ 3,404,193          $    987,796           $1,815,774          $2,695,520        $ 652,756


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

     Operating overhead and other income increased to $105,700 for 1996 compared to $85,600 earned by the operating subsidiary after commencement of operations in August 1995. The increase was due to a full year's operation of the Madisonville properties and the assumption of operations for the Phase I and II properties during the fourth quarter of 1996.

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

     During 1994, $97,100 was recorded as consulting fee income, resulting from a one year consulting agreement between the Company and Williams Southwest Drilling Company, Inc. ("Williams"), effective in January, 1994. Under the agreement, the Company provided management and accounting services for a fee of $25,000 per month. Through March 31, 1994, consulting fees of $75,000 were accrued and recorded as consulting fee income. Beginning in April, 1994, the Company began to record the consulting fees on a cash basis due to uncertainty as to the collectibility of these consulting fees. The Company recognized $97,100 in consulting fee revenues related to this agreement during the year ended December 31, 1994 and none in 1995.

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

     Subsequent to year end, the Company established a $2,000,000 revolving line of credit with a banking institution which was increased to $2,750,000 on July 2, 1997. $422,000 of the proceeds was used for payments on the Phase II seller' note. At August 7, 1997, the outstanding balance due on the line of credit was $2,199,515. Management is currently negotiating with lending institutions to secure a long-term note for refinancing of the outstanding debt on Phase I and Phase II and the financing of Phase III.

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


                                                                   Average Prices
                                               ----------------------------------------------
                                               Crude Oil                               Per
                                                  and               Natural        Equivalent
                                                Liquids               gas            Barrel
                                               ---------           ---------       ----------
                                               (per Bbl)           (Per Mcf)

         Quarterly
         ---------`

           1994
           ----
          First                                  $13.34              $2.18           $13.21
          Second                                  16.46               1.86            13.81
          Third                                   16.78               1.68            13.43
          Fourth                                  16.09               1.47            12.45

          1995
          ----
          First                                  $16.85              $1.33           $12.41
          Second                                  17.94               1.48            13.41
          Third                                   16.51               1.51            13.08
          Fourth                                  16.88               1.77            13.75

         1996
         ----
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

                                    PART III

ITEM 10.          Directors and Executive Officers of the Registrant.

         The directors and executive officers of the Company are as follows:

                                                                                                  Year First
                                                                                                    Elected
                                                                                                   Director
    Name                                       Age              Position                          or Officer
    ----                                       ---              --------                          ----------

John E. Loehr                                   51         Chairman of the Board,                    1992
                                                           Chief Financial Officer and
                                                           Director

Marshall A. Smith III                           49         President, Chief Executive                1989
                                                           Officer and Director

Jim C. Bigham                                   61         Executive Vice President,                 1991
                                                           Secretary and Director

A. Van Nguyen                                   41         Vice President of                         1996
                                                           Operations

Ned W. Fowler                                   69         Director                                  1990

Charles D. Ledford                              63         Director                                  1996

Henri M. Nevels                                 32         Director                                  1996

James L. Crowson                                58         Director                                  1997

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

     James L. Crowson was appointed a director of the Company on July 7, 1997 to serve until the next annual shareholder's meeting. Mr. Crowson is Deputy chancellor for Texas Tech University Health Sciences Center, a position he assumed in 1996. He is responsible for activities of the Board of Regents and is the direct administrator over the Vice Chancellors for institutional advancement, governmental relations, legal affairs, and fiscal affairs. From 1987 to 1995, Mr. Crowson was employed by the Lomas Financial Group as Senior Vice President and General Counsel until 1994 and as Executive Vice President in 1994-1995. Mr. Crowson served in various positions from 1970 to 1980 in the University of Texas system.

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

                                   GULFWEST OIL COMPANY


Date: August 8, 1997               By:\s\ Marshall A. Smith III
                                     ----------------------------------
                                          Marshall A. Smith III
                                          President


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

Signature                                  Title                           Date
---------                                  -----                           ----

\s\John E. Loehr                  Chairman of the Board, Chief         August 8, 1997
John E. Loehr                     Financial Officer and Director

\s\ Marshall A. Smith III         President, Chief Executive           August 8, 1997
Marshall A. Smith III             Officer and Director

\s\ Jim C. Bigham                 Executive Vice President,            August 8, 1997
Jim C. Bigham                     Secretary and Director

\s\A. Van Nguyen                  Vice President of Operations         August 8, 1997
A. Van Nguyen

\s\ Ned W. Fowler                 Director                             August 8, 1997
Ned W. Fowler




\s\James L. Crowson               Director                             August 8, 1997
James L. Crowson

\s\ Charles D. Ledford            Director                             August 8, 1997
Charles D. Ledford

\s\ Henri M. Nevels               Director                             August 8, 1997
Henri M. Nevels

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



Board of Directors
GULFWEST OIL COMPANY



     We have audited the accompanying consolidated balance sheets of GulfWest Oil Company (a Texas Corporation) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     in our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GulfWest Oil Company as of December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





/s/ Weaver and Tidwell, L.L.P.
WEAVER AND TIDWELL, L.L.P.


Dallas, Texas
August 1, 1997

                              GULFWEST OIL COMPANY
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                     ASSETS


                                                                                  1996                       1995

                                                                             ----------------           ----------------
CURRENT ASSETS
Cash and cash equivalents                                                  $          84,477          $          10,548
Accounts receivable - trade, net of allowance
    for doubtful accounts of $ -0- and
    $ -0- in 1996 and 1995, respectively                                             612,439                    153,619
Prepaid expenses                                                                       2,343                     37,592
                                                                             ----------------           ----------------


       Total current assets                                                          699,259                    201,759

OIL AND GAS PROPERTIES,
using the successful efforts
method of accounting
undeveloped properties                                                                37,910                     37,910

Developed properties                                                              14,823,561                  3,340,419
Gathering systems                                                                                                20,048
                                                                             ----------------           ----------------

                                                                                  14,861,471                  3,398,377


OTHER PROPERTY AND EQUIPMENT                                                         735,507                    278,864
Less accumulated depreciation,
    depletion, and amortization                                                   (1,249,472)                  (783,375)
                                                                             ----------------           ----------------


       Net oil and gas properties and
           other property and equipment                                           14,347,506                  2,893,866


LONG-TERM ACCOUNTS AND NOTE RECEIVABLE -
  RELATED PARTIES, net of allowance for doubtful accounts
  of $446.948 and $395,364 in 1996 and 1995, respectively                            112,659                    113,775
                                                                             ----------------           ----------------




TOTAL ASSETS                                                                 $    15,159,424          $       3,209,400
                                                                             ================          ================













The Notes to Consolidated Financial Statements are an integral part of these statements.


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                     1996                       1995

                                                                                ----------------           ----------------

CURRENT LIABILITIES
    Current portion of long-term debt                                        $     1,702,208          $          59,906
    Notes payable                                                                                                87,675
    Accounts payable - trade                                                       1,018,419                    329,495
    Accrued expenses                                                                 156,663                     66,489
                                                                                ----------------           ----------------



          Total current liabilities                                                2,877,290                    543,565
                                                                                ----------------           ----------------



LONG-TERM DEBT, net of current portion                                             8,352,941                  1,451,938
                                                                                ----------------           ----------------



LONG-TERM DEBT - RELATED PARTIES                                                     525,000                    226,101
                                                                                ----------------           ----------------



COMMITMENTS AND CONTINGENCIES



STOCKHOLDERS' EQUITY
    Preferred stock                                                                       46
    Common stock                                                                       1,611                      1,086
    Additional paid-in capital                                                     6,909,092                  3,596,514
    Retained deficit                                                              (3,506,556)                (2,609,804)
                                                                                ----------------           ----------------




          Total stockholders' equity                                               3,404,193                    987,796
                                                                                ----------------           ----------------





TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                                     $    15,159,424          $       3,209,400
                                                                                ================           ================






                              GULFWEST OIL COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                                 1996             1995            1994
                                                             --------------   -------------   --------------

OPERATING REVENUES
    Oil and gas sales                                     $      1,549,069 $       551,355 $        548,134
    Gathering system revenue                                                        32,385           37,264
    Lease sales                                                    252,333
    Well servicing revenues                                         58,881
    Operating overhead and other income                            105,729          85,627           97,140
                                                             --------------   -------------   --------------

                                                                 1,966,012         669,367          682,538
                                                             --------------   -------------   --------------
COST AND EXPENSES
    Lease operating expenses                                       656,957         415,816          288,347
    Gathering system expense                                                           287            1,648
    Cost of leases sold                                             91,831
    Cost of well servicing operations                               46,424
    Lease abandonment                                               85,696          51,618           38,080
    Depreciation, depletion, and amortization                      466,097         331,315          389,578
    General and administrative                                   1,058,870         912,322          848,494
                                                             --------------   -------------   --------------

                                                                 2,405,875       1,711,358        1,566,147
                                                             --------------   -------------   --------------


LOSS FROM OPERATIONS                                              (439,863)     (1,041,991)        (883,609)
                                                             --------------   -------------   --------------


OTHER INCOME AND EXPENSE
    Interest income                                                 35,211          27,708           72,547
    Interest expense                                              (420,083)       (172,560)         (68,684)
                                                             --------------   -------------   --------------


LOSS BEFORE INCOME TAXES                                          (824,735)     (1,186,843)        (879,746)


INCOME TAXES
                                                             --------------   -------------   --------------


NET LOSS                                                  $       (824,735)$    (1,186,843)$       (879,746)
                                                             ==============   =============   ==============



LOSS PER SHARE                                            $          (0.71)          (1.17)           (0.88)
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
                     ============            ============          ============          ============           ============



                              GULFWEST OIL COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS END DECEMBER 31, 1996, 1995 AND 1994



                                                                                  1996                1995               1994
                                                                              --------------      -------------      --------------

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    Net loss                                                                $      (824,735)    $   (1,186,843)    $      (879,746)
    Adjustments to reconcile net loss to net cash
      provided  by (used in) operating activities:
       Depreciation, depletion, and amortization                                    466,097            331,315             389,578
       Abandoned leases                                                              85,696             51,618
       Common stock and warrants issued
          and charged to operations                                                 122,276            358,865
       Provision for bad debts                                                       61,482                                143,263
       Conversion of accrued liabilities to notes payable                                               75,790
       (Increase) decrease in accounts
          receivable - trade, net                                                  (458,820)           (80,099)              6,639
       (Increase) decrease in prepaid expenses                                       35,249            (32,113)              6,283
       (Increase) decrease in discounts on notes payable                             33,334            (43,846)
       Increase (decrease) in accounts payable
          and accrued expenses                                                      779,098             (3,902)            198,920
                                                                              --------------      -------------      --------------

          Net cash provided by (used in) operating activities                       299,677           (529,215)           (135,063)
                                                                              --------------      -------------      --------------


CASH FLOWS USED IN INVESTING ACTIVITIES:
    (Increase) decrease in short-term investments                                                                          101,066
    Purchase of property and equipment                                           (2,713,569)          (245,309)           (516,953)
    (Increase) decrease in accounts and notes
       receivable - related party                                                   (60,366)           140,737              98,501
    (Increase) decrease in note receivable                                                                                  82,027
    Payments received in loans to related parties                                                                          101,308
                                                                              --------------      -------------      --------------

             Net cash provided by (used in) investing activities                 (2,773,935)          (104,572)           (134,051)
                                                                              --------------      -------------      --------------


CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
    Proceeds from sale of common stock, net                                       1,059,145
    Proceeds from sale of preferred stock, net                                    1,981,728
    Payments on debt                                                               (743,875)          (220,526)            (46,716)
    Proceeds from debt issuance                                                     323,206            834,000              14,539
    Dividends paid                                                                  (72,017)
                                                                              --------------      -------------      --------------

             Net cash provided by (used in) financing activities                  2,548,187            613,474             (32,177)
                                                                              --------------      -------------      --------------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     73,929            (20,313)           (301,291)

CASH AND CASH EQUIVALENTS,
    beginning of year                                                                10,548             30,861             332,152
                                                                              --------------      -------------      --------------

CASH AND CASH EQUIVALENTS,
    end of year                                                             $        84,477     $       10,548     $        30,861
                                                                              ==============      =============      ==============

CASH PAID FOR INTEREST                                                      $       202,111     $       85,214     $        57,529
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

     In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement 128"), which is effective for periods ending after December 15, 1997. Statement 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). Some of the changes made to current EPS standards include: (i) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (ii) eliminating the modified treasury stock method and the three percent materiality provision, and (iii) revising the contingent share provision and the supplemental EPS data requirements. Statement 128 also requires dual presentation of basic and diluted EPS on the face of the income statement, as well as a reconciliation of the numerator and denominator used in the two computations of EPS. Basic EPS is defined by Statement 128 as net income from continuing operations divided by the average number of common shares outstanding without the consideration of common stock equivalents which may be dilutive to EPS.

Note 2.   Operations and Management Plans

     At December 31, 1996, the Company had suffered recurring operating losses, had cash on hand of $84,500 and its current liabilities exceeded its current assets by $2,178,000. Subsequent to year end, the Company established a $2,000,000 revolving line of credit (increased to $2,750,000 on July 2, 1997) with a banking institution with part of the proceeds to be used for payment of short- term notes incurred with acquisitions made during the fourth quarter. The line of credit is due January 10, 1998 and is guaranteed by an unrelated third party in exchange for warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $2.88 per share and 100,000 shares at an exercise price of $2.56.

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



Note 3.   Cost of Oil and Gas Properties

     The following tables set forth certain information with respect to the Company's oil and gas producing activities for the periods presented:

     Capitalized Costs Relating to Oil and Gas Producing Activities:

                                                                           1996            1995
                                                                       -----------      ----------
                  Unproved oil and gas properties                      $    37,910      $   37,910
                  Proved oil and gas properties                         14,469,593       3,087,824
                  Support equipment and facilities                         353,968         272,643
                                                                       -----------      ----------
                                                                        14,861,471       3,398,377
                  Less accumulated depreciation,
                     depletion and amortization                        ( 1,070,883)     (  679,150)
                                                                        ----------       ---------
                  Net capitalized costs                                $13,790,588      $2,719,227
                                                                       ===========      ==========

         Results of Operations for Oil and Gas Producing Activities:

                                                                            1996              1995               1994
                                                                       -------------     --------------     --------------

                  Oil and gas sales                                    $   1,549,069      $     511,355      $     548,134
                  Gathering system revenues                                                      32,385             37,264
                  Production costs                                     (     656,957)    (      416,103)    (      289,995)
                  Exploration costs (lease abandonments)               (      85,696)    (       51,618)    (       38,080)
                  Depreciation, depletion and amortization             (     391,494)    (      289,112)    (      352,494)
                                                                        ------------      -------------      -------------
                  Income tax expense
                                                                        ------------      -------------      -------------
                  Results of operations for oil and gas
                    producing activities - income (loss)               $     414,922     ($     213,093)    ($      95,171)
                                                                       =============      =============      =============

                              GULFWEST OIL COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 3.   Cost of Oil and Gas Properties - continued


     Costs Incurred in Oil and Gas Producing Activities:

                                                                     1996                   1995                 1994
                                                                  ------------         ------------         ------------
          Property Acquisitions
               Proved                                             $ 11,158,616         $    956,058         $     77,885
               Unproved                                                                                           37,910
          Development Costs                                            273,799              114,779              321,111
                                                                  ------------         ------------         ------------
                                                                  $ 11,432,415         $  1,070,837         $    436,906
                                                                  ============         ============         ============


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

                              GULFWEST OIL COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Note 3.   Cost of Oil and Gas Properties - contined


     Supplemental unaudited pro forma information presenting the Results of Operations for the years ended December 31, 1996 and 1995 as if the Phase I and Phase II transactions had occurred as of January 1, 1996 and 1995:

                                                    Year Ended       Year Ended
                                                   December 31,     December 31,
                                                       1996             1995
                                                   -----------      -----------

     REVENUES                                      $ 4,945,513      $ 3,347,456

     COST AND EXPENSES                               4,526,103        4,504,947
                                                   -----------      -----------

        INCOME (LOSS) FROM OPERATIONS                  419,410       (1,157,491)

     OTHER INCOME AND EXPENSE                       (1,081,997)        (866,352)

     INCOME TAXES                                            0                0
                                                   -----------      -----------

        NET INCOME (LOSS)                          $  (662,587)     $(2,023,843)
                                                   ===========      ===========

        EARNINGS (LOSS) PER SHARE                  $     (0.58)     $     (2.00)
                                                   ===========      ===========

                              GULFWEST OIL COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 4.   Accrued Expenses

     Accrued expenses consisted of the following:
                                                                                       December 31,         December 31,
                                                                                           1996                 1995
                                                                                      -------------      ---------------

          Payroll and payroll taxes                                                   $      22,729      $         6,783
          Interest                                                                          106,634               29,706
          Professional fees                                                                  20,000               30,000
          Sales taxes                                                                         7,300
                                                                                      -------------      ---------------
                                                                                      $     156,663      $        66,489
                                                                                      =============      ===============


Note 5.   Notes Payable and Long-Term Debt

     Notes payable are as follows:
                                                                                          1996                1995
                                                                                      -------------      ---------------

          Short-term note payable secured by certain
            oil and gas properties at 10% interest
            per annum; retired.                                                       $                  $        80,000

          Other, retired                                                                                           7,675
                                                                                      -------------      ---------------
                    Total notes payable                                               $                  $        87,675
                                                                                      =============      ===============

     Long-term debt is as follows:

          Nonrecourse debt to the Partnership to acquire
            oil and gas properties, at 8% interest per annum.                         $     865,210      $       865,210

          Subordinated promissory notes, net of discount of $10,511
            and $43,846 in 1996 and 1995, respectively, to various
            individuals at 9.5% interest per annum; $25,000 due
            April 23, 1997; $464,489 including $325,000 to related
            parties due in April, 1998.                                                     489,489              456,154

          Notes payable to finance vehicles, payable in aggregate
            monthly installments of $5,623 including interest of 8.5%
            to 10.5% per annum secured by the related equipment,
            due various dates through 2001.                                                 182,813               58,685

          Non-interest bearing notes payable to unrelated entities
            (interest imputed at 10% per annum), payable in monthly
            installments of $14,000; final payments due December,
            1997 through February, 1998; secured by oil and gas well
            servicing equipment.                                                            174,333

          Note payable to unrelated entity to acquire oil and gas
            properties, payable in monthly installments of $14,343
            plus accrued interest of 1.5% above prime, final payment
            of $998,000 due October, 1999, secured by the related
            oil and gas properties.                                                       1,474,926




                              GULFWEST OIL COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 5.   Notes Payable and Long-Term Debt - continued

          Promissory note to an individual at 7% interest.  The
            note was increased to $150,000 and then converted
            to preferred stock in 1996.                                                                           50,000

          Note payable to unrelated entity to purchase oil and
            gas properties, original amount of $7,504,000
            includes $1,604,000 non-interest bearing note
            (interest imputed at 9% per annum); $250,000
            paid in 1996; $422,000 due in 1997 and balance
            of $932,000 due March, 1998 (all including
            imputed interest).  Remainder of $5,900,000 due
            in monthly installments of $49,205 plus accrued
            interest of prime plus 1.5%; final payment of
            $4,274,781 due October, 1999; secured by
            related oil and gas properties.                                               7,193,378

          Individuals notes at 6% to 12% interest ($226,101
            to related parties).  Converted to subordinated
            promissory notes in 1996.                                                                            307,896

          Note payable to shareholder, interest at 10%;
            due November, 1996 and subsequently
            retired in February, 1997.                                                      200,000
                                                                                      -------------      ---------------

                                                                                         10,580,149            1,737,945
          Less current portion                                                        (   1,702,208)     (        59,906)
                                                                                      -------------      ---------------

                    Total long-term debt                                              $   8,877,941      $     1,678,039
                                                                                      =============      ===============


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

     Estimated maturities for long-term debt as of December 31, 1996, are as follows:

                                                                                               1996
                                                                                           ------------

               1997                                                                        $ 1,702,208
               1998                                                                          2,264,645
               1999                                                                          5,964,813
               2000                                                                            104,345
               2001                                                                             83,969
            Thereafter                                                                         460,169
                                                                                           -----------
                                                                                           $10,580,149
                                                                                           ===========

                              GULFWEST OIL COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 6.   Stockholders' Equity

     Common Stock                                                                        1996                  1995
                                                                                     --------------        -------------

          Par value $.001; 20,000,000 shares authorized;
            1,611,154 and 1,086,125 shares issued
            and outstanding as of December 31,
            1996 and 1995, respectively.                                             $        1,611        $       1,086
                                                                                     ==============        =============

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

     Class AAA, par value $.01; 4,000 shares authorized; 3,421 shares issued and outstanding.  Dividends are  cumulative  and payable  quarterly at the rate of $45 per share per  annum.  The  shares  are  convertible  into common  stock  based upon a purchase  value of $500 per share of Class
          AAA stock  divided by the lesser of (i) $3.50 per share or (ii) 70% of the average  closing  NASDAQ bid price of the common  stock for the 15 trading days that end on the 3rd business  day  preceding  conversion.
          Should the Company be unable to register sufficient  securities by May
          15,  1997 to cover  public  resales  of  common  stock  issuable  upon conversion  of Class AAA shares,  the Company is obligated for 90 days thereafter  to pay  Class  AAA  shareholders  $2 per week  per  $1,000 purchase  amount  of Class  AAA  stock  (increasing  $.10 per week per
          $1,000 purchase amount thereafter).                                                    34
                                                                                     --------------        -------------
                                                                                     $           46        $
                                                                                     ==============        =============

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
                                                 1996                       1995                 1994
                                       ----------------------        -----------------    ------------------
                                       WTD AVG                       WTD AVG              WTD AVG
                                       Prices          Number        Prices     Number    Prices      Number
                                       -------         ------        -------    ------    -------     ------

          Balance, January 1           $  3.07         205,000     $  3.06      180,000   $

          Options issued               $  3.00          10,000     $  3.13       25,000   $  3.06     180,000

          Options exercised/expired    $                           $                      $
                                                       -------                  -------               --------

          Balance, December 31         $  3.06         215,000     $  3.07      205,000   $  3.06     180,000
                                                       =======                  =======               =======

          Following is a schedule by year and by exercise price of the expiration of the Company's stock options issued as of December 31, 1996:
                                        1997        1998         1999        2000        2001       Total
                                        ----        ----         ----        ----        ----       -----

               $3.00                                            100,000                 10,000     110,000
               $3.13                                            105,000                            105,000
                                        ----        ----        -------      ----       ------     -------

                                                                205,000                 10,000     215,000
                                        ====        ====        =======      ====       ======     =======

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
                                               1996                       1995                 1994
                                       ---------------------       ------------------    ----------------
                                       WTD AVG                     WTD AVG               WTD AVG
                                       Prices         Number       Prices      Number    Prices    Number
                                       -------        ------       ------      ------    -------   ------

          Balance, January 1           $  3.84         867,555     $  5.69     286,130   $  6.30   250,000

          Warrants issued              $  2.84       1,986,500     $  2.93     581,425   $  1.43    36,130

          Warrants exercised/expired   $  2.89     (   152,000)    $                     $
                                                    ----------                 -------             -------
          Balance, December 31         $  3.16       2,702,055     $  3.84     867,555   $  5.69   286,130
                                                    ==========                 =======             =======

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

                              GULFWEST OIL COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 6.   Stockholders''Equity - continued


        Following is a schedule by year and by exercise price of the expiration of the Company's stock warrants issued as of December 31, 1996:

                         1997         1998        1999          2000         2001     Thereafter     Total
                       --------      -------    ---------       ----        ------    ----------   ---------

          $ .475                                                                        68,546        68,546
             .50        73,125                                                          28,630       101,755
            1.50                                  175,000                                            175,000
            1.75        90,000        92,000      444,250                                            626,250
            1.80        40,000                                                                        40,000
            2.25                                                            40,000                    40,000
            2.50        25,000                     75,000                                            100,000
            3.00        20,000                                                         666,754       686,754
            4.50                                  169,250                                            169,250
            5.00        57,500        91,000      106,000                              100,000       354,500
            5.75                                   50,000                               40,000        90,000
            6.00                     200,000                                                         200,000
            7.50                      50,000                                                          50,000
                       -------       -------    --------       ------       ------     -------     ---------
                       305,625       433,000    1,019,500                   40,000     903,930     2,702,055
                       =======       =======    =========      ======       ======     =======     =========

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

     Effective March 31, 1994, the Company recorded a note receivable from Williams Drilling Equipment, Inc. (WDE), a related party and an affiliate of Williams, in the amount of $100,000 bearing interest at the rate of 10% per annum. The note is secured by the borrower's equity in a lease/purchase agreement on drilling equipment. At December 31, 1994, the outstanding principal balance due on the note was $100,000. The principal balance was repaid in 1995.

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

     The components of the net deferred federal income tax assets (liabilities) recognized in the Company's balance sheet were as follows:


                                                                                   December 31,         December 31,
                                                                                       1996                 1995
                                                                                  ----------------     ----------------
          Deferred tax assets

               Provision for bad debts                                             $       151,962      $       134,424
               Net operating loss carryforwards                                            977,174              766,880

          Deferred tax liability

               Oil and gas properties                                             (         20,199)    (         20,199)
                                                                                   ---------------      ---------------

          Net deferred tax assets before
            valuation allowance                                                          1,108,937              881,105

          Valuation allowance                                                     (      1,108,937)    (        881,105)
                                                                                   ---------------      ---------------

          Net deferred tax assets (liabilities)                                    $                    $
                                                                                   ===============      ===============

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


                                                                    1996            1995             1994
                                                                -----------       ---------       ----------



          Tax benefit calculated at statutory rate              ($  280,410)     ($ 403,527)     ($  299,114)

          Increase (reductions) in taxes due to:


               Effect of net operating loss carryforwards           210,294         412,027          242,725

               Effect on non-deductible expenses                     71,306                           56,388

               Other                                            (     1,190)     (    8,500)
                                                                 ----------       ---------       ----------

          Current federal income tax provision                   $                $               $
                                                                 ==========       =========       ==========


     The benefit of the net operating loss generated for the years ended December 31, 1996, 1995 and 1994 was not recognized because the benefit was not assured of being realized.

     As of December 31, 1996, the Company had net operating loss carryforwards of $2,874,039, which are available to reduce future taxable income and the related income tax liability. These carryforwards expire as follows:

                                                                                           Net
                                                                                        Operating
                                                                                          Losses

                    2004                                                              $    73,936
                    2006                                                                  217,957
                    2008                                                                  152,504
                    2009                                                                  636,826
                    2010                                                                1,174,305
                    2011                                                                  618,511
                                                                                      -----------
                                                                                      $ 2,874,039
                                                                                      ===========


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


                                                                                         Crude Oil          Natural Gas
                                                                                          (Bbls)               (Mcf)

          QUANTITIES OF PROVED RESERVES:

            Balance December 31, 1993                                                       140,532            2,548,863

               Revisions                                                              (      49,733)             272,102
               Extensions, discoveries, and additions
               Purchases                                                                     25,844            3,486,715
               Sales
               Production                                                             (       8,139)        (    212,324)
                                                                                       ------------          -----------


            Balance December 31, 1994                                                       108,504            6,095,356

               Revisions                                                              (      16,991)        (    963,894)
               Extensions, discoveries, and additions                                       274,585              823,752
               Purchases                                                                     85,782            1,875,897
               Sales                                                                  (       1,421)        (    510,853)
               Production                                                             (      10,656)        (    226,703)
                                                                                       ------------          -----------


            Balance December 31, 1995                                                       439,803            7,093,555

               Revisions                                                                     47,808         (    379,529)
               Extensions, discoveries, and additions                                       250,995            1,132,433
               Purchases                                                                  3,008,522              689,515
               Sales                                                                  (      34,000)        (    350,000)
               Production                                                             (      55,175)        (    225,501)

            Balance December 31, 1996                                                     3,657,953            7,960,473
                                                                                       ============          ===========

          PROVED DEVELOPED RESERVES:


            December 31, 1994                                                                84,081            3,526,150
                                                                                       ------------         ------------
            December 31, 1995                                                               140,702            3,688,906
                                                                                       ------------         ------------
            December 31, 1996                                                             2,498,287            4,067,278
                                                                                       ------------         ------------

                              GULFWEST OIL COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 11.    Oil and Gas Reserves Information (Unaudited) - continued


          STANDARDIZED MEASURE:

          Standardized measure of discounted future net cash flows relating to proved reserves:

                                                                     1996                 1995                 1994
                                                                 -------------        -------------        -------------

          Future cash inflows                                     $117,580,889         $ 21,873,331         $ 12,244,413

          Future production and development costs
             Production                                             42,128,957            6,942,953            3,809,564
             Development                                             6,596,609            3,876,951            2,093,847
                                                                  ------------         ------------         ------------

          Future cash flows before income taxes                     68,855,323           11,053,427            6,341,002
          Future income taxes                                    (  17,027,637)       (   2,069,248)       (     972,608)
                                                                  ------------         ------------         ------------

          Future net cash flows after income taxes                  51,827,686            8,984,179            5,368,394
          10% annual discount for estimated
            timing of cash flows                                 (  21,704,010)       (   3,076,444)       (   2,247,711)
                                                                  ------------         ------------         ------------

          Standardized measure of discounted
            future net cash flows                                 $ 30,123,676         $  5,907,735         $  3,120,683
                                                                  ============         ============         ============


          The following reconciles the change in the standardized measure of discounted future net cash flows:


          Beginning of year                                       $  5,907,735         $  3,120,683         $  2,077,579

          Changes from:
             Purchases                                              22,269,011            1,223,501            2,805,047
             Sales                                               (   1,307,000)       (     263,598)
             Extensions, discoveries and improved
               recovery, less related costs                          4,174,440            2,588,778
             Sales of oil and gas produced net of
               production costs                                  (     892,112)       (     135,538)       (     259,787)
             Revisions                                               7,909,928        (     132,102)       (   1,406,686)
             Accretion of discount                                     715,122              312,068              207,758
             Change in income taxes                              (   8,653,448)       (     806,057)       (     303,228)
                                                                  ------------         ------------         ------------

          End of year                                             $ 30,123,676         $  5,907,735         $  3,120,683
                                                                  ============         ============         ============