Form 10-Q
period 1997-06-30
GULFWEST OIL CO
filed 1997-08-15
CIK 813779

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       for the transition period from _____ to _____

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

                    NO                        YES  X

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, August 14, 1997, was 1,753,428 shares of Class A Common Stock, $.001 par value.


                              GULFWEST OIL COMPANY

                         FORM 10-Q FOR THE QUARTER ENDED
                                  JUNE 30, 1997


                                                                                  Page of
                                                                                  Form 10-Q
                                                                                  ---------

Part I:           Financial Statements

Item 1.           Financial Statements
                  Balance Sheets, June 30, 1997,
                   and December 31, 1996                                              3
                  Statements of Operations-for the three months
                    and six months ended June 30, 1997, and 1996                      5
                  Statements of Cash Flows-for the six
                    months ended June 30, 1997, and 1996                              6
                  Notes to Financial Statements                                       7

Item 2.           Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                                     8

Part II:          Other Information                                                  None

Signatures                                                                            11


                          PART I. FINANCIAL INFORMATION




ITEM 1.           FINANCIAL STATEMENTS.

                              GULFWEST OIL COMPANY
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996
                                   (UNAUDITED)


                                                                                                June 30,       December 31,
                                                                                                   1997               1996

                                     ASSETS
Current Assets:
  Cash and Cash Equivalents                                                                   $    251,944      $    84,477
  Accounts Receivable - Trade, Net of Allowance for Doubtful
     Accounts of -0- in 1997 and 1996                                                              671,312          612,439
  Prepaid Expenses                                                                                  67,719            2,343
  Notes Receivable                                                                                 100,000             -

    Total Current Assets                                                                         1,090,975          699,259

Oil & Gas Properties, Using the Successful Efforts Method of Accounting:
  Undeveloped Properties                                                                           109,234           37,910
  Developed Properties                                                                          16,074,524       14,823,561

Other Property and Equipment                                                                     1,033,528          735,507

Less - Accumulated Depreciation, Depletion,
    and Amortization                                                                            (1,801,193)      (1,249,472)

    Net Oil and Gas Properties and
      Other Property and Equipment                                                              15,416,093       14,347,506

Long-Term Accounts and Notes Receivable -
   Related Party, Net of Allowance for Doubtful Accounts
      of $446,948 in 1997 and 1996                                                                  22,367          112,659

    Total Assets                                                                              $ 16,529,435      $15,159,424






 The accompanying notes are an integral part of these consolidated financial statements.


                              GULFWEST OIL COMPANY
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996
                                   (UNAUDITED)



                                                                                                June 30,         December 31,
                                                                                                   1997              1996

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable - Trade                                                                    $    882,696      $ 1,018,419
  Accrued Expenses                                                                                 212,986          156,663
  Current Portion of Long-Term Debt                                                              2,903,813        1,702,208

    Total Current Liabilities                                                                    3,999,495        2,877,290

Long-Term Debt, Net of Current Portion                                                           8,593,047        8,352,941
Long-Term Debt, Related Parties                                                                    325,000          525,000

    Total Long-Term Debt                                                                         8,918,047        8,877,941


Commitments and Contingencies                                                                       -                  -


Stockholders' Equity:
  Preferred Stock, Par Value at $.01, 10,000,000 Shares
    Authorized, 5,065 and 4,621 shares Issued and Outstanding
    In 1997 and 1996, respectively                                                                      51               46
  Common Stock, Par Value at $.001, 20,000,000 Shares
     Authorized, 1,753,428 and 1,611,154  Shares Issued and Outstanding
     in 1997 and 1996, respectively                                                                  1,753            1,611
  Additional Paid-in Capital                                                                     7,341,176        6,909,092
  Retained Deficit                                                                              (3,731,087)      (3,506,556)

    Total Stockholders' Equity                                                                   3,611,893        3,404,193

    Total Liabilities and Stockholders'
      Equity                                                                                  $ 16,529,435      $15,159,424






The accompanying notes are an integral part of these consolidated financial statements.


                              GULFWEST OIL COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                                                                 Three Months                            Six Months
                                                                Ended June 30,                         Ended June 30,
                                                         1997                 1996                1997                  1996
Revenues:
  Oil and Gas Sales                                 $   1,056,002        $   272,090         $  2,210,623         $   474,597
  Gathering System Income                                    -                 1,768                 -                  2,971
  Well Servicing Revenues                                 269,827               -                 494,817                -
  Operating Overhead and Other Income                      79,099             44,096              194,617              82,441

    Total Revenues                                      1,404,928            317,954            2,900,057             560,009

Costs and Expenses:
  Lease Operating Expenses                                464,182            116,795              899,740             211,177
  Cost of Well Servicing Operations                       258,293               -                 421,216                -
  Depreciation and Depletion                              318,953             91,538              551,721             181,752
  Lease Abandonments                                         -                77,518                 -                 85,696
  General and Administrative                              352,308            236,784              697,550             458,508

    Total Costs and Expenses                            1,393,736            522,635            2,570,227             937,133

Income (Loss) From Operations                              11,192           (204,681)             329,830            (377,124)

Other Income and Expense:
  Interest Income                                           8,618              8,600               17,392              15,617
  Interest Expense                                       (258,618)           (55,855)            (500,008)           (115,563)

    Total Other Income and Expense                       (250,000)           (47,255)            (482,616)            (99,946)

Net Income (Loss) Before Taxes                           (238,808)          (251,936)            (152,786)           (477,070)

Income Tax Provision                                         -                  -                    -                   -

Net Income (Loss)                                   $    (238,808)       $  (251,936)        $   (152,786)        $  (477,070)


Earnings Per Share and Common Stock
  Equivalents                                       $        (.14)       $      (.23)        $       (.09)        $      (.44)

Weighted Average Number of Shares                       1,735,669          1,098,644            1,695,551           1,092,681




The accompanying notes are an integral part of these consolidated financial statements.


                              GULFWEST OIL COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                                                      1997              1996
Cash Flows Provided (Used) By Operating Activities:
  Net Income (Loss)                                                                             $  (152,786)       $  (477,070)

  Adjustments to Reconcile Net Income (Loss) to Net
     Cash Provided (Used) by Operating Activities:
      Depreciation, Depletion, and Amortization                                                     551,721            181,752
      Lease Abandonments                                                                               -                85,696
      (Increase) in Accounts Receivable - Other, Net                                                (58,873)           (56,339)
      (Increase) Decrease in Prepaid Expenses                                                       (65,376)            10,730
      Increase (Decrease) in Accounts Payable - Other                                              (135,723)            96,556
      Increase (Decrease) in Accrued Expenses                                                        56,323             (8,234)

        Net Cash Provided (Used) By Operating Activities                                            195,286           (166,909)

Cash Flows Provided (Used) By Investing Activities:
  Purchase of Oil and Gas Properties                                                             (1,322,287)          (412,279)
  Purchase of Equipment                                                                            (298,021)           (33,440)

        Net Cash Provided (Used) By Investing Activities                                         (1,620,308)          (445,719)

Cash Provided (Used) By Financing Activities:
  Amortization Prepaid Interest                                                                        -                16,667
  (Increase) Decrease in Accounts and Notes Receivable - Related Party                               90,292            (31,245)
  (Increase) in Notes Receivable                                                                   (100,000)              -
  (Payments) on Notes Payable - Related Parties                                                    (200,000)           (23,668)
  Proceeds From Notes Payable - Other                                                             2,452,083            122,875
  (Payment) on Debt                                                                              (1,010,372)          (173,471)
   Proceeds From Sale of Common and Preferred Stock                                                 432,231            881,675
   (Payment) of Dividends                                                                           (71,745)              -

        Net Cash Provided (Used) By Financing Activities                                          1,592,489            792,833

Increase (Decrease) in Cash and Cash Equivalents                                                    167,467            180,205

Cash and Cash Equivalents, Beginning of Period                                                       84,477             10,548

Cash and Cash Equivalents, End of Period                                                        $   251,944        $   190,753

Cash Interest Paid                                                                              $   205,167        $    82,734


The accompanying notes are an integral part of these consolidated financial statements.

                              GULFWEST OIL COMPANY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

     1. During interim periods, GulfWest Oil Company ("the Company") follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report when reviewing interim financial results.

     2. The accompanying financial statements include the Company and its wholly-owned subsidiaries: WestCo Oil Company ("WestCo"), formed in 1995; VanCo Well Service, Inc. ("VanCo") , GulfWest Texas Company ("GWT") and GulfWest Permian Company ("GWP") all formed in 1996. All material intercompany transactions and balances are eliminated upon consolidation.

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

During the fourth quarter of 1996, the Company acquired significant producing oil properties with proved reserves from an unrelated entity in two separate transactions. In the first transaction ("Phase I"), the Company acquired various properties for $3,000,000. In the second transaction ("Phase II"), the Company acquired various properties for $7,654,000. The Company's subsidiary, WestCo Oil Company ("WestCo") is the operator of the acquired properties.


Results of Operations

Comparative results of operations for the periods indicated are discussed below.

Three-Month Period Ended June 30, 1997 compared to Three Month Period Ended June 30, 1996.

Oil and gas sales for the second quarter increased from $272,090 in 1996 to $1,056,002 in 1997, due to the addition of the Phase I and Phase II properties during the fourth quarter of 1996. Well servicing revenues for 1997 were generated by the Company's subsidiary, VanCo Well Service, Inc. ("VanCo") which commenced operations in September 1996. Revenues from operating overhead and other income for 1997 increased from $44,096 to $79,099 and included management fees, rentals and saltwater disposal fees.

Lease operating expenses, depreciation and depletion and general and administrative expenses increased for the period in 1997 due to the acquisitions of the additional properties discussed above and the associated expansion of operations.

Interest expense for the second quarter of 1997 compared to 1996 increased from $55,855 to $258,618 due to borrowing costs related to the acquisition of additional oil properties and other debt incurred during the year to finance the Company' operations. Also included is a non-cash expense of $10,000 for options issued to a non-related third party who guaranteed a $2,000,000 revolving line-of-credit.

Six-Month Period Ended June 30, 1997 compared to Six Month Period Ended June 30, 1996.

Oil and gas revenues increased by $1,736,026 in the first six months of 1997 compared to the same period in 1996 due to the acquisition of the additional properties previously discussed above. The Company contributed its interest in the gathering system in exchange for working interests in wells in the Madisonville Field, therefore, there was no gathering system income for the 1997 period.

The Company generated $194,617 in revenues from the management of oil and gas wells, rentals and saltwater disposal fees compared to management fees only of $82,441 for the same period in 1996.

Costs and expenses, including interest expense, all increased significantly for the period in 1997 compared to 1996, due to the additional properties acquired and financed in the fourth quarter of 1996.

VanCo commenced operations in September 1996, therefore, there were no well servicing revenues and expenses for the period in 1996.


Financial Condition and Capital Resources

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

On January 7, 1997, the Company established a $2,000,000 revolving line-of-credit with a banking institution, with part of the proceeds to be used for payment of short-term notes incurred with acquisitions made during the fourth quarter of 1996. The line-of-credit is guaranteed by an unrelated third party in exchange for options to purchase 250,000 shares of the Company's Common Stock at an exercise price of $2.88 per share. The Company used the Black-Sholes option pricing model to estimate the fair value of the options resulting in a $40,000 non-cash interest expense amortized over one year, with $10,000 recorded each quarter.

In a subsequent event, on July 2, 1997, the revolving line-of-credit was increased to $2,750,000 with the additional funds to be used for acquisitions and further enchancements of the West Texas properties. The guarantor was issued additional options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $2.56 per share.

Management is currently negotiating with a partner to assist in the horizontal development of wells on its Madisonville properties. Management has identified 7 wells for re-entry using its horizontal technique which has proved up an additional 400,000 barrels of oil equivalent. The partner would be required to provide sufficient funds to pay down the existing debt on the property and fund the drilling and completion of the horizontal wells in exchange for a substantial operating interest in those wells.

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

On April 23, 1997, the $500,000 principal and $8,329 in unpaid interest (since February 28, 1997) on the Company's subordinated promissory notes was to be due and payable. The note holders of $475,000 in principal agreed to extend the due date of their notes to April 23, 1998, in exchange for warrants to purchase 47,500 shares of the Company's Common Stock at an exercise price of $3.25 per share and the extension of the expiration date to April 23, 1998 on warrants they hold to purchase 47,500 shares of Common Stock at an exercise price of $5.00 per share. The note holders also agreed to exercise warrants they hold to purchase 47,500 shares of Common Stock at an exercise price of $0.50 per share, with proceeds to the Company of $23,750.

Although management believes the above actions will provide the Company with the means to remain cash flow positive, there is no guarantee these actions can be effectively implemented. Adverse changes in prices of oil and gas and/or the inability of the Company to continue to raise the money necessary to develop existing reserves or acquire new reserves would have a severe impact on the Company.

                                   SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         GULFWEST OIL COMPANY
                                         (Registrant)


Date:  August 14, 1997                   By: /s/ Jim C. Bigham
                                            Jim C. Bigham
                                            Executive Vice President
                                            and Secretary


Date:  August 14, 1997                   By: /s/ John E. Loehr
                                            John E. Loehr
                                            Chief Financial Officer