Form 10-Q
period 1997-09-30
GULFWEST OIL CO
filed 1997-11-17
CIK 813779

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       for the transition period from to

                         Commission file number 1-12108

                              GULFWEST OIL COMPANY
             (Exact name of Registrant as specified in its charter)

       Texas                                                87-0444770
    (State or other jurisdiction                         (IRS Employer
     of incorporation)                                    Identification No.)

          16800 Dallas Parkway
               Suite 250
             Dallas, Texas                               75248
  (Address of principal executive offices)             (zip code)

                                 (972) 250-4440
              (Registrant's telephone number, including area code)

       2644 Sherwood Forest Plaza, Suite 229, Baton Rouge, Louisiana 70816
                                 (504) 293-1100
               (Registrant's former address and telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           NO                        YES  X

1,765,209 shares of the registrant's Class A Common Stock, $.001 par value per share, were outstanding as of November 13, 1997.




                              GULFWEST OIL COMPANY

                         FORM 10-Q FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1997


                                                                                                  Page of
                                                                                                 Form 10-Q

Part I:           Financial Information

Item 1.           Financial Statements
                  Balance Sheets, September 30, 1997
                   and December 31, 1996                                                             3
                  Statements of Operations for the three months
                    and nine months ended September 30, 1997 and 1996                                5
                  Statements of Cash Flows for the nine
                    months ended September 30, 1997 and 1996                                         6
                  Notes to Financial Statements                                                      7

Item 2.           Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                                                   8

Part II:          Other Information

Item 6.           Exhibits and Reports on Form 8-K                                                  11

Signatures                                                                                          14

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                   (UNAUDITED)


                                                                                              September 30,       December 31,
                                                                                                   1997               1996

                                                               ASSETS
Current Assets:
  Cash and Cash Equivalents                                                                   $    100,764      $      84,477
  Accounts Receivable - Trade, Net of Allowance for Doubtful
      Accounts of -0- in 1997 and 1996                                                             688,669            612,439
  Prepaid Expenses                                                                                  80,879              2,343
  Notes Receivable                                                                                 100,000               -

    Total Current Assets                                                                           970,312            699,259

Oil & Gas Properties, Using the Successful Efforts Method of Accounting:
  Undeveloped Properties                                                                           100,095             37,910
  Developed Properties                                                                          16,692,880         14,823,561

Other Property and Equipment                                                                     1,053,655            735,507

Less - Accumulated Depreciation, Depletion,
    and Amortization                                                                            (2,136,293)        (1,249,472)

    Net Oil and Gas Properties and
      Other Property and Equipment                                                              15,710,337         14,347,506

Long-Term Accounts and Notes Receivable -
   Related Party, Net of Allowance for Doubtful Accounts
     of $446,948 in 1997 and 1996                                                                   26,166            112,659

    Total Assets                                                                              $ 16,706,815      $  15,159,424





     The accompanying notes are an integral part of these consolidated financial statements.


                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                   (UNAUDITED)



                                                                                             September 30,       December 31,
                                                                                                  1997               1996

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable - Trade                                                                    $    959,055      $   1,018,419
  Accrued Expenses                                                                                 232,955            156,663
  Current Portion of Long-Term Debt                                                              4,142,764          1,702,208

    Total Current Liabilities                                                                    5,334,774          2,877,290
Long-Term Debt, Net of Current Portion                                                           7,850,476          8,352,941
Long-Term Debt, Related Parties                                                                    325,000            525,000

    Total Long-Term Debt                                                                          8,175,476         8,877,941

Commitments and Contingencies                                                                        -                -


Stockholders' Equity:
  Preferred Stock, Par Value at $.01, 10,000,000 Shares
    Authorized, 5,065 and 4,621 Shares Issued and Outstanding
    In 1997 and 1996, respectively                                                                      54                 46
  Common Stock, Par Value at $.001, 20,000,000 Shares
     Authorized, 1,753,428 and 1,611,154 Shares Issued and Outstanding
     in 1997 and 1996, respectively                                                                  1,753              1,611
  Additional Paid-in Capital                                                                     7,533,671          6,909,092
  Retained Deficit                                                                              (4,338,913)        (3,506,556)

    Total Stockholders' Equity                                                                   3,196,565          3,404,193

    Total Liabilities and Stockholders'
      Equity                                                                                  $ 16,706,815      $  15,159,424




     The accompanying notes are an integral part of these consolidated financial statements.


                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                           SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                    Three Months                       Nine Months
                                                                   Ended Sept. 30,                   Ended Sept. 30,
                                                               1997                1996                1997                  1996
Revenues:
  Oil and Gas Sales                                        $   921,891         $   283,340         $ 3,132,514          $   757,937
  Well Servicing Revenues                                      319,147                -                813,964                 -
  Operating Overhead and Other Income                           88,545              56,497             283,162              141,909

    Total Revenues                                           1,329,583             339,837           4,229,640              899,846

Costs and Expenses:
  Lease Operating Expenses                                     575,476             176,711           1,475,216              387,888
  Cost of Well Servicing Operations                            263,729                -                684,945                 -
  Depreciation and Depletion                                   335,100              99,813             886,821              281,565
  Lease Abandonments                                              -                   -                   -                  85,696
  General and Administrative                                   412,936             261,271           1,110,485              719,779

    Total Costs and Expenses                                 1,587,241             537,795           4,157,467            1,474,928

Income (Loss) From Operations                                 (257,658)           (197,958)             72,173             (575,082)

Other Income and Expense:
  Interest Income                                                9,699              11,210              27,090               26,827
  Interest Expense                                            (281,550)            (57,108)           (781,558)            (172,671)

    Total Other Income and Expense                            (271,851)            (45,898)           (754,468)            (145,844)

Net (Loss) Before Taxes                                       (529,509)           (243,856)           (682,295)            (720,926)

Income Tax Provision                                              -                   -                   -                     -

Net (Loss)                                                 $   (529,509)       $  (243,856)       $    (682,295)       $   (720,926)

(Loss) Per Share                                           $       (.35)       $      (.18)       $        (.48)       $       (.61)

Weighted Average Number of Shares                             1,753,428          1,360,931            1,715,055           1,184,393




     The accompanying notes are an integral part of these consolidated financial statements.


                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


                                                                                                       1997              1996
Cash Flows Provided (Used) By Operating Activities:
  Net Income (Loss)                                                                              $  (682,295)      $ (720,926)

  Adjustments to Reconcile Net Income (Loss) to Net
     Cash Provided (Used) by Operating Activities:
      Depreciation, Depletion, and Amortization                                                      886,821          281,564
      Lease Abandonments                                                                                -              85,696
      (Increase) in Accounts Receivable - Other, Net                                                 (76,230)        (112,153)
      (Increase) Decrease in Prepaid Expenses                                                        (78,536)          23,025
      Increase (Decrease) in Accounts Payable - Trade                                                (59,364)          87,297
      Increase (Decrease) in Accrued Expenses                                                         76,292           (6,792)

        Net Cash Provided (Used) By Operating Activities                                              66,688         (362,289)

Cash Flows Provided (Used) By Investing Activities:
  Purchase of Oil and Gas Properties                                                              (1,931,504)        (762,636)
  Purchase of Other Equipment                                                                       (318,148)         (60,410)

        Net Cash Provided (Used) By Investing Activities                                          (2,249,652)        (823,046)

Cash Provided (Used) By Financing Activities:
  Amortization Prepaid Interest                                                                        -               25,002
  (Increase) Decrease in Accounts and Notes Receivable - Related Parties                              86,493         (119,238)
  (Increase) in Notes Receivable                                                                    (100,000)         (69,578)
  Proceeds From Notes Payable - Related Parties                                                        -              200,000
  (Payments) on Notes Payable - Related Parties                                                     (200,000)            -
  Proceeds From Notes Payable - Other                                                              3,252,083          158,344
  (Payment) on Notes Payable - Other                                                              (1,313,992)        (185,474)
   Proceeds From Sale of Common Stock and Preferred Stock                                            624,729        1,304,638
   Dividends on Preferred Stock                                                                    (150,062)             -

        Net Cash Provided By Financing Activities                                                  2,199,251        1,313,694

Increase in Cash and Cash Equivalents                                                                 16,287          128,359

Cash and Cash Equivalents, Beginning of Period                                                        84,477           10,548

Cash and Cash Equivalents, End of Period                                                         $   100,764       $  138,907

Cash Interest Paid                                                                               $   707,780       $  168,911




     The accompanying notes are an integral part of these consolidated financial statements.

                              GULFWEST OIL COMPANY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)



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

4. Loss per share has been computed based upon the weighted average number of common shares outstanding. Loss per share for the three months and nine months ended September 30, 1997 was computed by adding the net loss for the period plus preferred dividends divided by the weighted average shares outstanding at September 30, 1997.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

     GulfWest Oil Company ("GulfWest" or the "Company") is an independent oil and gas company primarily engaged in the acquisition of producing oil and gas properties with proved reserves which have the potential for increased value through continued development and the application of enhanced recovery technology. The Company's objective is to maximize production and continue to increase reserves through relatively low-risk development activities, such as workovers, recompletions, horizontal drilling from existing wellbores, and infield drilling, efficient use of production facilities and expansion of existing waterflood operations.

     During the fourth quarter of 1996, the Company acquired in two separate transactions ("Phase I" and "Phase II") oil properties in the Permian Basin area of West Texas for a total purchase price of $10.65 million. The Company's subsidiary, WestCo Oil Company ("WestCo") is the operator of the acquired properties.


Results of Operations

Comparative results of operations for the periods indicated are discussed below.

     Three-Month Period Ended September 30, 1997 compared to Three-Month Period Ended September 30, 1996.

         Revenues

          Total revenues increased 291% to $1,329,583 for the third quarter of 1997 compared to $339,837 for the third quarter of 1996. Oil and gas revenues increased by 225% to $921,891 for the period in 1997 compared to $283,340 for the period in 1996 due to the acquisition of the additional properties discussed above. Well servicing revenues of $319,147 for the third quarter of 1997 were generated by the Company's subsidiary, VanCo Well Service, Inc. ("VanCo") which commenced operations in late September 1996. Accordingly, there were no well servicing revenues generated for the three-month period of 1996. Revenues from operating overhead and other income in the third quarter of 1997 increased 57% to $88,545 from $56,497 in the third quarter of 1996 and included management fees, rentals and saltwater disposal fees.

         Costs and Expenses

          Costs and expenses increased 195% to $1,587,241 in the third quarter of 1997 compared to $537,795 in the third quarter of 1996. The increases in lease operating expenses, depreciation and depletion and general and administrative expenses were due to the acquisitions of the additional properties discussed above and the associated expansion of operations.

          Interest expense in the third quarter of 1997 increased 393% to $281,550 from $57,108 in the third quarter of 1996 due to the additional properties acquired and financed in the fourth quarter of 1996. Also included  is  a  non-cash  expense  of  $17,500  for  options  issued  to a
     non-related   third   party   who   guaranteed   a   $2,750,000   revolving
     line-of-credit.

     Nine-Month Period Ended September 30, 1997 compared to Nine-Month Period Ended September 30, 1996.

         Revenues

          Total revenues increased 370% to $4,229,640 in the first nine months of 1997 compared to $899,846 in the first nine months of 1996. Oil and gas revenues increased by 313% to $3,132,514 for the period in 1997 compared to $757,937 for the period in 1996 due to the acquisition of the additional properties discussed above.

          Well servicing revenues of $813,964 in the nine-month period of 1997 were generated by VanCo which commenced operations in late September 1996. Accordingly, there were no well servicing revenues generated in the nine-month period of 1996. Revenues from operating overhead and other income in the nine- month period of 1997 increased 100% to $283,162 from $141,909 in the nine-month period of 1996, due to the additional management fees for the operation of the properties acquired in the fourth quarter of 1996.

         Costs and Expenses

          Costs and expenses increased 182% to $4,157,467 in the first nine months in 1997 compared to $1,474,928 in the first nine months in 1996. The increases in lease operating expenses, depreciation and depletion and general and administrative expenses were due to the acquisitions of the additional properties discussed above and the associated expansion of operations. There were no well servicing expenses in the nine-month period of 1996.

          Interest expense in the first nine months of 1997 compared to the first nine months of 1996 increased 353% to $781,558 from $172,671 due to the additional properties acquired and financed in the fourth quarter of 1996. Also included is a non-cash expense of $37,500 for options issued to a non-related third party who guaranteed a $2,750,000 revolving line-of-credit.


Financial Condition and Capital Resources

          During the fourth quarter of 1996, the Company acquired and assumed operations for $10,654,000 in oil properties in West Texas. In connection with these acquisitions, the Company issued senior secured notes payable (the "Senior Debt") due October and December, 1999 in the original principal amount of $7,400,000. The Company is currently negotiating with banking institutions to refinance the outstanding balance of the Senior Debt which was $6,645,000 at October 31, 1997. There can be no assurance that this refinancing will be completed, and that if completed, on terms favorable to the Company.

          On January 7, 1997, the Company established a $2,000,000 revolving line-of-credit with Southwest Bank of Texas, with part of the proceeds to be used for payment of short-term notes incurred for acquisitions made during the fourth quarter of 1996. The line-of-credit is guaranteed by an unrelated third party in exchange for options to purchase 250,000 shares of the Company's Common Stock at an exercise price of $2.88 per share. The Company used the Black-Sholes option pricing model to estimate the fair value of the options, resulting in a $40,000 non-cash interest expense amortized over one year, with $10,000 recorded each quarter.

          On July 2, 1997, the Company's revolving line-of-credit was increased to $2,750,000 with the additional funds to be used for acquisitions and further enhancements of the Company's West Texas properties. In connection with the increase in the line-of-credit, the guarantor received additional options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $2.56 per share. The Company used the Black-Sholes option pricing model to estimate the fair value of the options, resulting in a $15,000 non-cash interest expense amortized over six months, with $7,500 recorded each quarter.

          The Company is currently negotiating with a group of investors (the "Investor Partners") regarding the formation of a drilling partnership to fund the intangible drilling costs associated with the exploitation and development of several of the Company's Proved Undeveloped Reserves. The formation and terms of the drilling partnership are conditioned upon several events the occurrence of which are unable to be predicted with reasonable certainty.

          To date, the Company has completed two separate acquisitions of oil and gas properties in 1997, with a combined total of approximately 330 MBOE of net Proved Reserves as of the effective date of each acquisition. (1) Effective May 1, 1997, the Company purchased a 25% Working Interest in certain oil and gas properties in Hardin County, Texas from an independent oil company for a purchase price of $240,000. (2) Effective October 1, 1997, the Company purchased a 75% Working Interest in certain oil and gas properties in Blaine County, Oklahoma from an independent oil company for a purchase price of $190,000.

          On April 2, 1997, the Company entered into a Purchase and Sale Agreement to acquire oil and gas properties ("Phase III") for a purchase price of $4,774,000, subject to acceptable financing, with a balance to be paid in cash and through a net profits interest from oil and gas sales under certain terms and conditions. Closing will occur upon the Company's receipt of evidence of: (1) the properties meeting a certain production quota, (2) satisfactory title to the properties, and (3) acceptable financing.

          Management does not anticipate closing any additional acquisitions in 1997; however, management does intend to pursue an aggressive acquisition strategy during 1998 and continues to explore the possibilities of issuing more Common and/or Preferred Stock as the market allows to fund such acquisitions.

          The matters discussed herein may contain "forward-looking"  statements
     that  involve  risks  and  uncertainties  including,   without  limitation,
     competitive factors in the marketplace.

                           PART II. OTHER INFORMATION



ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits -

     Number    Description

     X2.1 Restructuring  Agreement Regarding Madisonville Prospect,  dated April
          18, 1995.

     X2.2 Unanimous   Consent  to  First  Amendment  to  Regulations  of  S.G.C.
          Transmission, L.L.C., dated July 17, 1995.

     X2.3 Security Agreement RE: Subsequently Acquired Interests, dated July 17,
          1995.

     ^2.4 Purchase and Sale Agreement, with amendments,  between Pharaoh Oil and
          Gas, Inc, as Seller, and WestCo Producing Company, as Purchaser, dated June 12, 1996.

     ^2.5 Addendum of Purchase and Sale  Agreement by and between Gary O. Bolen,
          Individually and d/b/a Badger Oil Company, Pharaoh Oil and Gas, Inc., and GulfWest Texas Company.

     ^2.6 Assignment  of Purchase  and Sale  Agreement  by and  between  Gary O.
          Bolen, Individually and d/b/a Badger Oil Company, Pharaoh Oil and Gas, Inc., GulfWest Texas Company and WestCo Producing Company.

     ^2.7 Assignment and Bill of Sale by and between Gary O. Bolen, Individually and d/b/a Badger Oil Company and Pharaoh Oil and Gas, Inc. as Assignor and GulfWest Texas Company as Assignee.

     +2.8 Purchase and Sale Agreement  between Pharaoh Oil and Gas, Inc., Taylor
          Link Operating Co. and Gary O. Bolen, Individually and d/b/a Badger Oil Company (collectively, "Pharaoh"), as Seller, and WestCo Producing Company, as Purchaser, dated November 6, 1996.

     +2.9 Addendum of Purchase  and Sale  Agreement  between  Pharaoh and WestCo
          Producing Company, dated December 5, 1996.

    +2.10 Assignment  of Purchase  and Sale  Agreement  by and between  Pharaoh,
          GulfWest Permian Company and WestCo Producing Company, dated December 5, 1996.

    +2.11 Form of Assignment and Bill of Sale by and between Pharaoh as Assignor and GulfWest Permian Company as Assignee.

     *3.1 Articles of Incorporation of the Registrant and Amendments thereto.

     *3.2 Bylaws of the Registrant.

     ^4.1 Statement of Resolution  Establishing  and  Designating  the Company's
          Class AA Preferred Stock, filed with the Secretary of State of Texas as an amendment to the Company's Articles of Incorporation on September 23, 1996.

     ^4.2 Statement of Resolution  Establishing  and  Designating  the Company's
          Class AAA Preferred Stock, filed with the Secretary of State of Texas as an amendment to the Company's Articles of Incorporation on September 23, 1996.

     @4.3 Form of Note Purchase and Sale Agreement for the Company's 1995 Series
          A 9.5% Subordinated Notes, undated.

     @4.4 Subscription  and  Registration  Rights  Agreement for the Purchase of
          Preferred  Stock  Between the Company and Eco2,  Inc.  dated March 13,
          1996.

     ^4.5 Term note in the amount of $1,500,000.00 payable to the order of Pharaoh Oil and Gas, Inc. and to be executed by GulfWest Texas Company.

     +4.6 Term note in the amount of $5,900,000.00 payable to the order of Pharaoh Oil and Gas, Inc. and executed by GulfWest Permian Company, dated December 5, 1996.

     +4.7 Term note in the amount of $1,604,000.00 payable to the order of Pharaoh Oil and Gas, Inc. and executed by GulfWest Permian Company, dated December 5, 1996.

    !10.1 GulfWest Oil Company 1994 Stock Option Plan,  approved by the Board of
          Directors on February 11, 1994.

    !10.2 Form of Nonqualified Stock Option Agreement, dated February 11, 1994 between the Company and certain officers, directors and advisors of the Company.

    #10.3 Letter  Agreement  between  the  Company  and  Madisonville   Project,
          Limited, dated December 28, 1993 and amendment dated March 28, 1994.

    #10.4 Investment Letter Subscription  Agreement of the Madisonville Project,
          Limited, executed by the Company on July 31, 1994.

    #10.5 The Madisonville Project, Limited Agreement of Limited Partnership, dated July 31, 1994.

    !10.6 Warrant Agreement between the Company and Jackson & Walker, L.L.P., dated December 21, 1994.

    @10.7 Stock Option  Agreement  between the Company and John E. Loehr,  dated
          May 11, 1995.

    @10.8 Stock Option Agreement between the Company and Marshall A. Smith III, dated May 11, 1995.

     10.9 Employment Agreement between the Company and Marshall A Smith III, dated September 9, 1997, filed herewith.

    10.10 Employment Agreement between the Company and Jim C. Bigham, dated September 9, 1997, filed herewith.

    10.11 Employment Agreement between the Company and Richard L. Creel, dated September 9, 1997, filed herewith.

     27    Article 5 Financial Data Schedule

_______________

+ Previously filed with the Company's Current Report on Form 8-K, dated December 5, 1996, filed with the Commission on December 17, 1996.

^ Previously filed with the Company's Current Report on Form 8-K, dated October 10, 1996, filed with the Commission on October 25, 1996.

@ Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Commission on April 12, 1996.

X Previously filed with the Company's Current Report on Form 8-K, dated July 17, 1995, filed with the Commission on July 31, 1995.

! Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994, filed with the Commission on April 14, 1995.

# Previously filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1994, filed with the Commission on August 14, 1994.

* Previously filed with the Company's Registration Statement (on Form S-1, Reg. No. 33-53526), filed with the Commission on October 21, 1992.


(b)      Form 8-K -

     Current Report on Form 8-K/A-2 to amend the Company's Current Report on Form 8-K dated October 10, 1996 as amended by the Company's Current Report on Form 8-K/A dated December 30, 1996, filed with the Commission on July 15, 1997.

     Current Report on Form 8-K/A-2 to amend the Company's Current Report on Form 8-K dated December 5, 1996 as amended by the Company's Current Report on Form 8-K/A dated February 19, 1997, filed with the Commission on July 15, 1997.

                                   SIGNATURES


     Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      GULFWEST OIL COMPANY
                                      (Registrant)


Date: November 14, 1997               By: /s/ Jim C. Bigham
                                         Jim C. Bigham
                                         Executive Vice President
                                         and Secretary


Date: November 14, 1997                By: /s/ John E. Loehr
                                          John E. Loehr
                                          Chief Financial Officer

                                                                  EXHIBIT 10.9



                              EMPLOYMENT AGREEMENT



     AGREEMENT dated as of the 9th of September, 1997, by and between GulfWest Oil Company, hereinafter called the Employer, and Marshall A. Smith III, hereinafter called the Employee.


     1. Employment. Employer hereby employs the Employee and the Employee hereby accepts employment upon the terms and conditions hereinafter set forth.


     2. Term. Subject to the provisions for termination as hereinafter provided, the term of this Agreement shall be for a period of three (3) years, commencing on the effective date of this Agreement between Employer and Employee.


     3. Compensation. For all services rendered by the Employee under this Agreement, the Employer shall pay the Employee a base salary of $125,000 increasing a minimum of 15% annually.


     4. Medical Insurance. The Employee shall be entitled to coverage pursuant to the terms and provisions of Employer's Medical/Hospitalization insurance coverage and such other prerequisites as are generally available to executive employees of the Company.


     5. Duties. The Employee is engaged in an executive capacity with the Employer and shall be assigned to supervise and direct the activities of the Employer as well as to maintain the public relations and good will of the Employer. The precise services of the Employee may be specified or changed from time to time at the direction of the Board of Directors of Employer.


     6. Extent of Services. The Employee shall devote as much of his time, attention and energies to the business of the Employer as shall be necessary in the reasonable determination of the Board of Directors of Employer, to carry out the duties and responsibilities delegated to Employee by Employer, but Employee shall not be precluded from engaging in other business activities so long as such additional business activities do not, in the reasonable determination of the Board of Directors of Employer, conflict with the interests of Employer, whether or not such business activity is pursued for gain, profit or other pecuniary advantages.

     7. Disclosure of Information. Employee will make no unauthorized disclosure of any Employer's trade secrets or confidential information, the disclosure of which would be detrimental to Employer. In the event of a breach or threatened breach by the Employee of the provisions of this paragraph, the Employer shall be entitled to an injunction restraining the Employee from disclosing such information, in whole or in part, or from rendering any services to any person, firm, corporation, association or other entity to whom such information, in whole or in part, has been disclosed or is threatened to be disclosed. Nothing herein shall be construed as prohibiting the Employer from pursuing any other remedies available to the Employer for such breach or threatened breach, including the recovery of damages from the Employee.


     8. Expenses. The Employee is authorized to incur reasonable expenses for promoting the business of the Employer, including expenses for automobile, entertainment, travel and similar items. The Employer will reimburse the Employee for all such expenses upon the presentation by the Employee, from time to time, of an itemized account of such expenditures.


     9. Vacations. The Employee shall be entitled each year to a vacation of three (3) weeks during which time his compensation shall be paid in full.


     10. Disability. If the Employee is unable to perform his services by reason of illness or incapacity for a continuous period of more than three months, the compensation otherwise payable to him shall cease during the continued period of such illness or incapacity. The Employee's full compensation shall be reinstated upon his return to employment and the discharge of his full duties hereunder. Notwithstanding anything herein to the contrary, the Employer may terminated this Agreement at any time after the Employee shall be absent from his employment, for whatever cause, for a continuous period of more than three months, and all obligation of the Employer hereunder shall cease upon any such termination.


     11. Death During Employment. If the Employee dies during the term of his employment, the Employer shall pay to the estate of the Employee the compensation which would otherwise be payable to the Employee up to the end of the month in which the Employee's death occurs.


     12. Restrictive Covenant. If the Employee is terminated with cause or leaves the employ of the Employer for any reason, then for a period of one year following such termination by the Employer, the Employee will not, within any geographical area wherein Employer conducts its business, engage directly or indirectly, own, manage, operate, control, be employed by, participate in, or engage in any manner with the ownership, management, operation, or control of any business entity whose primary activity includes the exploration for oil and/or gas, or engaging in any other similar business which would in any way compete with the business conducted by the Employer, at the time of the termination of said Employee.

     13. Notices. Any notice of termination of the Agreement shall be sufficient if in writing, and if sent by certified mail to his residence in the case of the Employee, or to its principal offices in the case of the Employer.


     14. Termination. The Employer shall have the right to terminate the employment of Employee at any time for cause. As used herein, the term "Cause" is defined to mean (a) willful action intended by the Employee to adversely impact the Employer or (b) the conviction of Employee of a felony or any other offense involving moral turpitude. Employee may terminate this agreement at any time by the giving of ninety (90) days' prior written notice to Employer, in which case Employer shall be obligated to pay Employee all compensation accrued through the effective date of the termination of the employment, after which neither party shall have any further rights or obligations except the obligation of Employee described in paragraph 7 and 13 hereof.


     15. Waiver of Breach. The waiver by the Employer of a breach of any provision of this Agreement by the Employee shall not operate or be construed as a waiver of any subsequent breach by the Employee.


     16. Assignment. The rights and obligations of the Employee under this Agreement shall not be assignable without the prior written consent of the Employer, which consent may be withheld at the discretion of the Employer.


     17. Attorney's Fees. If either party hereto is required to retain the services of legal counsel to enforce its rights hereunder, the party prevailing in any such proceeding shall be entitled to reimbursement of its reasonable legal expenses incurred.


     18. Additional Compensation to Employee in the Event of the Change of Control of the Board of Directors of Employer. In the event of a change of control, the Employee will have the option to continue as an employee of the Company under the terms of the Agreement or receive a lump-sum cash severance payment equal to 300% of his annual base salary for the year following the change of control, it being understood by Employer that Employee would not otherwise commit to provide his services to Employer upon the Terms and conditions set forth herein. Such additional sums shall be paid to Employee within fifteen (15) business days from the written demand therefor by Employee.

     A "change of control" is defined as: (i) an acquisition (other than from the Company) by an individual, entity or a group (excluding the Company, its subsidiaries, a related employee benefit plan or a corporation the voting stock of which is beneficially owned following such acquisition 50% or more by the Company's stockholders in substantially the same proportions as their holdings in the Company prior to such acquisition) of beneficial ownership of 20% or more of the Company's voting stock; (ii) a change in a majority of the Board of Directors (excluding any persons approved by a vote of at least a majority of the incumbent Board other than in connection with a proxy contest);
(iii) the approval by the stockholders of a reorganization, merger or consolidation (other than a reorganization, merger or consolidation in which all or substantially all of the stockholders of the Company receive 50% or more of the voting stock of the surviving company); or (iv) a complete liquidation or dissolution of the Company or the sale of all, or substantially all, of its assets.


     19. Entire Agreement. This instrument contains the entire agreement of the parties. It may not be changed orally but only by an agreement in writing signed by the party against whom enforcement or any waiver, change, modification or discharge is sought.


     IN WITNESS WHEREOF, the parties have executed this Agreement on the 9th day of September, 1997.

                                       EMPLOYER:

                                       GULFWEST OIL COMPANY


                                       By:/s/John E. Loehr
                                       Name:   John E. Loehr
                                       Title: Chairman of the Board


                                       EMPLOYEE:


                                       /s/Marshall A. Smith III

                                                                EXHIBIT 10.10


                              EMPLOYMENT AGREEMENT



     AGREEMENT dated as of the 9th of September, 1997, by and between GulfWest Oil Company, hereinafter called the Employer, and Jim C. Bigham, hereinafter called the Employee.


     1. Employment. Employer hereby employs the Employee and the Employee hereby accepts employment upon the terms and conditions hereinafter set forth.


     2. Term. Subject to the provisions for termination as hereinafter provided, the term of this Agreement shall be for a period of three (3) years, commencing on the effective date of this Agreement between Employer and Employee.


     3. Compensation. For all services rendered by the Employee under this Agreement, the Employer shall pay the Employee a base salary of $75,000 increasing a minimum of 15% annually.


     4. Medical Insurance. The Employee shall be entitled to coverage pursuant to the terms and provisions of Employer's Medical/Hospitalization insurance coverage and such other prerequisites as are generally available to executive employees of the Company.


     5. Duties. The Employee is engaged in an executive capacity with the Employer and shall be assigned to supervise and direct the activities of the Employer as well as to maintain the public relations and good will of the Employer. The precise services of the Employee may be specified or changed from time to time at the direction of the Board of Directors of Employer.


     6. Extent of Services. The Employee shall devote as much of his time, attention and energies to the business of the Employer as shall be necessary in the reasonable determination of the Board of Directors of Employer, to carry out the duties and responsibilities delegated to Employee by Employer, but Employee shall not be precluded from engaging in other business activities so long as such additional business activities do not, in the reasonable determination of the Board of Directors of Employer, conflict with the interests of Employer, whether or not such business activity is pursued for gain, profit or other pecuniary advantages.

     7. Disclosure of Information. Employee will make no unauthorized disclosure of any Employer's trade secrets or confidential information, the disclosure of which would be detrimental to Employer. In the event of a breach or threatened breach by the Employee of the provisions of this paragraph, the Employer shall be entitled to an injunction restraining the Employee from disclosing such information, in whole or in part, or from rendering any services to any person, firm, corporation, association or other entity to whom such information, in whole or in part, has been disclosed or is threatened to be disclosed. Nothing herein shall be construed as prohibiting the Employer from pursuing any other remedies available to the Employer for such breach or threatened breach, including the recovery of damages from the Employee.


     8. Expenses. The Employee is authorized to incur reasonable expenses for promoting the business of the Employer, including expenses for automobile, entertainment, travel and similar items. The Employer will reimburse the Employee for all such expenses upon the presentation by the Employee, from time to time, of an itemized account of such expenditures.


     9. Vacations. The Employee shall be entitled each year to a vacation of three (3) weeks during which time his compensation shall be paid in full.


     10. Disability. If the Employee is unable to perform his services by reason of illness or incapacity for a continuous period of more than three months, the compensation otherwise payable to him shall cease during the continued period of such illness or incapacity. The Employee's full compensation shall be reinstated upon his return to employment and the discharge of his full duties hereunder. Notwithstanding anything herein to the contrary, the Employer may terminated this Agreement at any time after the Employee shall be absent from his employment, for whatever cause, for a continuous period of more than three months, and all obligation of the Employer hereunder shall cease upon any such termination.


     11. Death During Employment. If the Employee dies during the term of his employment, the Employer shall pay to the estate of the Employee the compensation which would otherwise be payable to the Employee up to the end of the month in which the Employee's death occurs.


     12. Restrictive Covenant. If the Employee is terminated with cause or leaves the employ of the Employer for any reason, then for a period of one year following such termination by the Employer, the Employee will not, within any geographical area wherein Employer conducts its business, engage directly or indirectly, own, manage, operate, control, be employed by, participate in, or engage in any manner with the ownership, management, operation, or control of any business entity whose primary activity includes the exploration for oil and/or gas, or engaging in any other similar business which would in any way compete with the business conducted by the Employer, at the time of the termination of said Employee.

     13. Notices. Any notice of termination of the Agreement shall be sufficient if in writing, and if sent by certified mail to his residence in the case of the Employee, or to its principal offices in the case of the Employer.


     14. Termination. The Employer shall have the right to terminate the employment of Employee at any time for cause. As used herein, the term "Cause" is defined to mean (a) willful action intended by the Employee to adversely impact the Employer or (b) the conviction of Employee of a felony or any other offense involving moral turpitude. Employee may terminate this agreement at any time by the giving of ninety (90) days' prior written notice to Employer, in which case Employer shall be obligated to pay Employee all compensation accrued through the effective date of the termination of the employment, after which neither party shall have any further rights or obligations except the obligation of Employee described in paragraph 7 and 13 hereof.


     15. Waiver of Breach. The waiver by the Employer of a breach of any provision of this Agreement by the Employee shall not operate or be construed as a waiver of any subsequent breach by the Employee.


     16. Assignment. The rights and obligations of the Employee under this Agreement shall not be assignable without the prior written consent of the Employer, which consent may be withheld at the discretion of the Employer.


     17. Attorney's Fees. If either party hereto is required to retain the services of legal counsel to enforce its rights hereunder, the party prevailing in any such proceeding shall be entitled to reimbursement of its reasonable legal expenses incurred.


     18. Additional Compensation to Employee in the Event of the Change of Control of the Board of Directors of Employer. In the event of a change of control, the Employee will have the option to continue as an employee of the Company under the terms of the Agreement or receive a lump-sum cash severance payment equal to 300% of his annual base salary for the year following the change of control, it being understood by Employer that Employee would not otherwise commit to provide his services to Employer upon the Terms and conditions set forth herein. Such additional sums shall be paid to Employee within fifteen (15) business days from the written demand therefor by Employee.

     A "change of control" is defined as: (i) an acquisition (other than from the Company) by an individual, entity or a group (excluding the Company, its subsidiaries, a related employee benefit plan or a corporation the voting stock of which is beneficially owned following such acquisition 50% or more by the Company's stockholders in substantially the same proportions as their holdings in the Company prior to such acquisition) of beneficial ownership of 20% or more of the Company's voting stock; (ii) a change in a majority of the Board of Directors (excluding any persons approved by a vote of at least a majority of the incumbent Board other than in connection with a proxy contest);
(iii) the approval by the stockholders of a reorganization, merger or consolidation (other than a reorganization, merger or consolidation in which all or substantially all of the stockholders of the Company receive 50% or more of the voting stock of the surviving company); or (iv) a complete liquidation or dissolution of the Company or the sale of all, or substantially all, of its assets.


     19. Entire Agreement. This instrument contains the entire agreement of the parties. It may not be changed orally but only by an agreement in writing signed by the party against whom enforcement or any waiver, change, modification or discharge is sought.


     IN WITNESS WHEREOF, the parties have executed this Agreement on the 9th day of September, 1997.

                                 EMPLOYER:

                                 GULFWEST OIL COMPANY


                                 By:/s/Marshall A. Smith III
                                 Name: Marshall A. Smith III
                                 Title: President


                                  EMPLOYEE:


                                  /s/Jim C. Bigham

                                                               EXHIBIT 10.11


                              EMPLOYMENT AGREEMENT



     AGREEMENT dated as of the 9th of September, 1997, by and between GulfWest Oil Company, hereinafter called the Employer, and Richard L. Creel, hereinafter called the Employee.


     1. Employment. Employer hereby employs the Employee and the Employee hereby accepts employment upon the terms and conditions hereinafter set forth.


     2. Term. Subject to the provisions for termination as hereinafter provided, the term of this Agreement shall be for a period of three (3) years, commencing on the effective date of this Agreement between Employer and Employee.


     3. Compensation. For all services rendered by the Employee under this Agreement, the Employer shall pay the Employee a base salary of $50,000 increasing a minimum of 15% annually.


     4. Medical Insurance. The Employee shall be entitled to coverage pursuant to the terms and provisions of Employer's Medical/Hospitalization insurance coverage and such other prerequisites as are generally available to executive employees of the Company.


     5. Duties. The Employee is engaged in an executive capacity with the Employer and shall be assigned to supervise and direct the activities of the Employer as well as to maintain the public relations and good will of the Employer. The precise services of the Employee may be specified or changed from time to time at the direction of the Board of Directors of Employer.


     6. Extent of Services. The Employee shall devote as much of his time, attention and energies to the business of the Employer as shall be necessary in the reasonable determination of the Board of Directors of Employer, to carry out the duties and responsibilities delegated to Employee by Employer, but Employee shall not be precluded from engaging in other business activities so long as such additional business activities do not, in the reasonable determination of the Board of Directors of Employer, conflict with the interests of Employer, whether or not such business activity is pursued for gain, profit or other pecuniary advantages.

     7. Disclosure of Information. Employee will make no unauthorized disclosure of any Employer's trade secrets or confidential information, the disclosure of which would be detrimental to Employer. In the event of a breach or threatened breach by the Employee of the provisions of this paragraph, the Employer shall be entitled to an injunction restraining the Employee from disclosing such information, in whole or in part, or from rendering any services to any person, firm, corporation, association or other entity to whom such information, in whole or in part, has been disclosed or is threatened to be disclosed. Nothing herein shall be construed as prohibiting the Employer from pursuing any other remedies available to the Employer for such breach or threatened breach, including the recovery of damages from the Employee.


     8. Expenses. The Employee is authorized to incur reasonable expenses for promoting the business of the Employer, including expenses for automobile, entertainment, travel and similar items. The Employer will reimburse the Employee for all such expenses upon the presentation by the Employee, from time to time, of an itemized account of such expenditures.


     9. Vacations. The Employee shall be entitled each year to a vacation of three (3) weeks during which time his compensation shall be paid in full.


     10. Disability. If the Employee is unable to perform his services by reason of illness or incapacity for a continuous period of more than three months, the compensation otherwise payable to him shall cease during the continued period of such illness or incapacity. The Employee's full compensation shall be reinstated upon his return to employment and the discharge of his full duties hereunder. Notwithstanding anything herein to the contrary, the Employer may terminated this Agreement at any time after the Employee shall be absent from his employment, for whatever cause, for a continuous period of more than three months, and all obligation of the Employer hereunder shall cease upon any such termination.


     11. Death During Employment. If the Employee dies during the term of his employment, the Employer shall pay to the estate of the Employee the compensation which would otherwise be payable to the Employee up to the end of the month in which the Employee's death occurs.


     12. Restrictive Covenant. If the Employee is terminated with cause or leaves the employ of the Employer for any reason, then for a period of one year following such termination by the Employer, the Employee will not, within any geographical area wherein Employer conducts its business, engage directly or indirectly, own, manage, operate, control, be employed by, participate in, or engage in any manner with the ownership, management, operation, or control of any business entity whose primary activity includes the exploration for oil and/or gas, or engaging in any other similar business which would in any way compete with the business conducted by the Employer, at the time of the termination of said Employee.


     13. Notices. Any notice of termination of the Agreement shall be sufficient if in writing, and if sent by certified mail to his residence in the case of the Employee, or to its principal offices in the case of the Employer.


     14. Termination. The Employer shall have the right to terminate the employment of Employee at any time for cause. As used herein, the term "Cause" is defined to mean (a) willful action intended by the Employee to adversely impact the Employer or (b) the conviction of Employee of a felony or any other offense involving moral turpitude. Employee may terminate this agreement at any time by the giving of ninety (90) days' prior written notice to Employer, in which case Employer shall be obligated to pay Employee all compensation accrued through the effective date of the termination of the employment, after which neither party shall have any further rights or obligations except the obligation of Employee described in paragraph 7 and 13 hereof.


     15. Waiver of Breach. The waiver by the Employer of a breach of any provision of this Agreement by the Employee shall not operate or be construed as a waiver of any subsequent breach by the Employee.


     16. Assignment. The rights and obligations of the Employee under this Agreement shall not be assignable without the prior written consent of the Employer, which consent may be withheld at the discretion of the Employer.


     17. Attorney's Fees. If either party hereto is required to retain the services of legal counsel to enforce its rights hereunder, the party prevailing in any such proceeding shall be entitled to reimbursement of its reasonable legal expenses incurred.


     18. Additional Compensation to Employee in the Event of the Change of Control of the Board of Directors of Employer. In the event of a change of control, the Employee will have the option to continue as an employee of the Company under the terms of the Agreement or receive a lump-sum cash severance payment equal to 300% of his annual base salary for the year following the change of control, it being understood by Employer that Employee would not otherwise commit to provide his services to Employer upon the Terms and conditions set forth herein. Such additional sums shall be paid to Employee within fifteen (15) business days from the written demand therefor by Employee.

     A "change of control" is defined as: (i) an acquisition (other than from the Company) by an individual, entity or a group (excluding the Company, its subsidiaries, a related employee benefit plan or a corporation the voting stock of which is beneficially owned following such acquisition 50% or more by the Company's stockholders in substantially the same proportions as their holdings in the Company prior to such acquisition) of beneficial ownership of 20% or more of the Company's voting stock; (ii) a change in a majority of the Board of Directors (excluding any persons approved by a vote of at least a majority of the incumbent Board other than in connection with a proxy contest);
(iii) the approval by the stockholders of a reorganization, merger or consolidation (other than a reorganization, merger or consolidation in which all or substantially all of the stockholders of the Company receive 50% or more of the voting stock of the surviving company); or (iv) a complete liquidation or dissolution of the Company or the sale of all, or substantially all, of its assets.


     19. Entire Agreement. This instrument contains the entire agreement of the parties. It may not be changed orally but only by an agreement in writing signed by the party against whom enforcement or any waiver, change, modification or discharge is sought.


     IN WITNESS WHEREOF, the parties have executed this Agreement on the 9th day of September, 1997.

                                 EMPLOYER:

                                 GULFWEST OIL COMPANY


                                 By:/s/Marshall A. Smith III
                                 Name: Marshall A. Smith III
                                 Title: President



                                 EMPLOYEE:


                                 /s/Richard L. Creel