Form 10-K
period 1997-12-31
GULFWEST OIL CO
filed 1998-04-02
CIK 813779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____ to ____.
                         Commission file number 1-12108.

                              GulfWest Oil Company
             (Exact name of registrant as specified in its charter)

                        Texas                            87-0444770
             (State or other jurisdiction of           (I.R.S. Employer
              incorporation or organization)           Identification No.)

              16800 Dallas Parkway, Suite 250
                      Dallas, Texas                            75248
           (Address of principal executive offices)          (Zip Code)

           Registrant's telephone number, including area code:  (972) 250-4440.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or informational statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock of the Registrant held by non-affiliates (excluding voting shares held by officers and directors) was $3,403,972 on March 27, 1998.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock: Class A Common Stock $.001 par value: 1,759,185 shares on March 27, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     The registrants' definitive Proxy Statement pertaining to the 1998 Annual Meeting of Shareholders (the "Proxy Statement") and filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A is incorporated herein by reference into Part III.

                                     PART I

ITEM 1.           Business.

General

     GulfWest is an independent oil and gas company primarily engaged in the acquisition of producing oil and gas properties with Proved Reserves which have the potential for increased value through continued development and the application of enhanced recovery technology. Since June 1993, the Company has substantially increased its reserves through a combination of acquisitions of oil and gas properties and the further exploitation and development of such properties.

     As a result of its acquisition, exploitation and development activities, GulfWest has significantly increased its Proved Reserves and average daily production, while increasing its gross margin per BOE. The Company's total Proved Reserves and Present Value increased from 565.3 MBOE (25% crude oil) and $2.3 million (94% Proved Developed), respectively, on December 31, 1993, to 5,709 MBOE (82% crude oil) and $25.5 million (50% Proved Developed) on December 31, 1997, as determined from reserve reports prepared by independent petroleum engineers. GulfWest's average net daily production has increased from approximately 72 BOE for the six months ended December 31, 1993 to approximately 674 BOE for the year ended December 31, 1997. Based on pro forma reserves and production at December 31, 1997, the Company has a reserve life index of 23.2 years. The Company's gross margin has increased from $1.80 per BOE for the six months ended December 31, 1993 to $8.65 per BOE for the year ended December 31, 1997.

     At present, substantially all of the Company's properties are located onshore in Texas; however, in the future the Company plans to expand to analogous onshore areas in the continental United States in which it believes attractive acquisition opportunities exist. The operations of the Company are considered to fall within a single industry segment, the acquisition, development and production of natural gas and crude oil. See "Item 2. Properties".

     The Company has a highly qualified management team and operating staff with an average of over 20 years of industry experience in both the exploration and production and drilling and workover segments of the industry. In addition, at March 24, 1998, members of the Company's management and its Board of Directors own in the aggregate 24.9% of the issued and outstanding shares of the Company's Common Stock, warrants, options and convertible securities, on an as-converted basis.

Corporate History

     In July 1992, GulfWest Energy, Inc., a Utah corporation, merged into the Company to change the state of incorporation of the Company from Utah to Texas. GulfWest Energy, Inc., formerly First Preference Fund, Inc. and Gallup Acquisitions, Inc., was incorporated in 1987 as a Utah corporation.

     GulfWest has five wholly-owned subsidiaries: WestCo, GulfWest Texas Company ("GW Texas"), GulfWest Permian Company ("GW Permian"), DutchWest Oil Company ("DutchWest") and VanCo Well Service, Inc. ("VanCo"), all Texas corporations. WestCo was organized July 14, 1995 and operates properties in which the Company owns majority Working Interests. GW Texas was organized September 23, 1996 and is the owner of record of certain properties located in the Vaughn Field, West Texas. GW Permian was organized November 25, 1996, and is the owner of record of certain properties located in four counties in West Texas. DutchWest was organized July 28, 1997 and is the owner of record of certain properties. VanCo was organized September 5, 1996 and operates well servicing equipment under contracts with the Company and third parties. On July 31, 1994, the Company exercised its option to purchase a 32.5% interest in The Madisonville Project, Limited (the "Partnership"). At the time of acquisition, the Partnership's assets included ownership of Working Interests in 31 producing oil and gas properties, a 25% ownership interest in a natural gas pipeline gathering system and notes receivable in the amount of $1,281,000 at June 30, 1994, of which $640,500 was due from the Company.

     The Company maintains its executive offices at 16800 Dallas Parkway, Suite 250, Dallas, Texas 75248 and its telephone number is (972) 250-4440. The Company also maintains an administrative office at 2644 Sherwood Forest Plaza, Suite 229, Baton Rouge, Louisiana 70816, and its telephone number is (504) 293-1100.

Business Strategy

     GulfWest believes it is now poised for substantial growth, having established a solid base of reserves, producing properties, operating cash flow and qualified personnel. Key elements of the Company's business strategy, which is designed to enhance shareholder value, include:

     Acquisition Program.  GulfWest intends to be an aggressive  consolidator of
(i) small, under-capitalized operators with undeveloped properties and (ii) oil and gas properties that may be non-core to larger independent and major oil and gas companies. Acquisitions of producing oil and gas properties have contributed significantly to the Company's historical growth in reserves. During the period from June 30, 1993 through December 31, 1997, the Company acquired, through 14 negotiated transactions, approximately 5,396 MBOE of estimated net Proved Reserves for an aggregate cost of approximately $15.3 million, yielding an average cost of $2.83 per BOE. The Company will continue to be opportunistic in its acquisition of underdeveloped properties, either through negotiated property acquisitions or acquisitions of companies with oil and gas properties. GulfWest will also strive to geographically diversify its asset portfolio.

     Development and Exploitation of Existing Properties. The Company intends to maximize production and continue to increase reserves through relatively low-risk development activities, such as workovers, recompletions, horizontal drilling from existing wellbores and infield drilling, efficient use of production facilities, and expansion of existing waterflood operations. As of December 31, 1997, approximately 50% (2,836.3 MBOE) of the Company's total Proved Reserves were classified as Proved Undeveloped. The Company believes that the proximity of these undeveloped reserves to existing production makes development of these properties less risky and more cost-effective than other drilling opportunities available to the Company. The Company estimates that it has an inventory of approximately 220 potential exploitation and development opportunities on its existing properties, which it anticipates developing over the next 24 months at a cost of approximately $10.6 million, with approximately $5.1 million budgeted for calendar year 1998. The exploitation and development program is to be funded from the Company's credit lines and cash flow resulting from increased production, subject to the successful completion of a private placement whereby gross proceeds of up to $5.5 million will be realized from the sale of the Company's Common Stock. The Company believes such development activities will allow it to increase substantially its average net daily production over that period notwithstanding any additional property acquisitions.

     Significant Operating Control. As of December 31, 1997, the Company operated over 94% of, and owned an average 93% working interest in, its 499 producing wells. This operating control enables the Company to better control the nature, timing and costs of development of its properties, as well as the marketing of the resulting production.

     Ownership of Workover Rigs. Management of the Company has considerable experience operating workover and drilling rigs. The Company, through a wholly-owned subsidiary, currently owns four workover rigs which it operates for its own account and for third parties. Through management's experience and the ownership and operation of equipment for its own account, the Company is better able to control its costs, quality of operations and availability of equipment and services. The Company's work for third parties also provides it with the opportunity to participate in the acquisition and continued development of oil and gas properties to which it would not otherwise be exposed. The Company may acquire additional workover rigs and equipment to service its operations and third parties in the future.

     Low Operating Cost Structure. As the Company has increased its production through acquisitions, its cost structure has improved. For the year ended December 31, 1997, the Company's unit lease operating cost per BOE averaged $8.69. Management believes that the unit lease operating cost will continue to decline as production increases through capital expenditures on Company-owned properties.

     Future Expansion into Exploration. Historically, the Company has not drilled any exploratory wells. However, in the future, the Company may allocate a portion of its capital budget to acquire undeveloped exploratory acreage and utilize improved seismic interpretation, subsurface geological data and horizontal drilling technology to develop drilling prospects that it will market to third party industry partners for a carried working interest.

Recent Developments

     On December 15, 1997, the Company obtained a drilling loan from Mr. J. Virgil Waggoner, a director of the Company, in the amount of $1,000,000 and in January, 1998 commenced a program to drill 17 developmental wells in the Vaughn Field. If successful, upon completion of the drilling program, the Company will have increased its Proved Producing oil reserves in the Vaughn Field from approximately 700,000 barrels to an estimated 1.7 million barrels. On March 25, 1998, Mr. Waggoner agreed to extend the due date of the loan to June 30, 1999 and, at the Company's option, to convert the outstanding principal amount to Common Stock of the Company.

     On March 3, 1998, the Company established a $500,000 revolving-line-of-credit with Compass Bank of Dallas, with the proceeds to be used for equipment purchases and working capital for its subsidiary, VanCo. The line of credit was guaranteed by J. Virgil Waggoner, a director, Marshall A. Smith, III, President of the Company and Jay Waggoner, an officer of VanCo.

     On March 20, 1998, the Company purchased 27 oil wells in West Texas for $2.9 million. The Company financed $2.6 million and refinanced senior debt of approximately $7.6 million with Chase of Texas, N.A. with a note totaling $10.2 million. The note bears interest at the prime rate for the first 6 months and the prime rate plus one-half percent for the subsequent 6 months, with principal due on March 20, 1999. The Company has entered into a purchase and sale agreement for certain oil properties in West Texas for a purchase price of $1,450,000 by increasing the aforementioned bank note and seller note $1 million and $450,000, respectively.

     At a special meeting of the shareholders of the Company on March 24, 1998, the shareholders approved the offering, sale and issuance of shares of the Company's Common Stock through a private placement at a price to be determined whereby gross proceeds of at least $500,000 and up to $5.5 million are anticipated to be raised. If fully subscribed, the Company expects to use the proceeds from the offering for working capital and general corporate purposes. These general purposes may include (i) approximately $2.75 million for payment of the current balance of a revolving credit facility with a financial institution and personally guaranteed by J. Virgil Waggoner, a director (this credit facility would continue to be available to the Company for acquisition, development and enhancement of oil and gas properties); (ii) approximately $1 million for repayment of a drilling loan from J. Virgil Waggoner (as noted above, Mr. Waggoner has agreed to convert the outstanding principal amount of the note to Common Stock, at the option of the Company); and (iii) approximately $600,000 for placement agent fees and expenses of the offering. The use of proceeds is subject to change, however, based upon the number of shares of Common Stock sold in the offering, the amount of net proceeds to the Company, competitive developments and the availability to the Company of other methods of financing. See " Item 4. Submission of Matters to a Vote of Security Holders."

     Also, on March 30, 1998, the Company's revolving line of credit of $2.75 million, bearing interest at the prime rate, was renewed with a maturity date of April 10, 2000. The demand feature in the note was removed.

Historical Developments

1997 Acquisitions

     During 1997, the Company acquired various Working Interests in oil and gas properties located in Texas, Kansas and Oklahoma through five negotiated transactions, with a combined total of approximately 396 MBOE of net Proved Reserves as of the effective date of each acquisition for an aggregate purchase price of $563,000.

1997 Prospect Sales

     Effective April 1, 1997, the Company sold its non-operated 20% interest in approximately 1,300 undeveloped acres in the White Oak Creek prospect in East Texas for $49,000. Management determined it would be more advantageous to direct its capital and efforts toward the enhancement and further development of its operated properties rather than non-operated where it has no control over expenditures. The Company retained an overriding royalty interest in the property.

1996 Acquisitions

     During the fourth quarter of 1996, the Company acquired in two separate transactions oil properties in the Permian Basin area of West Texas for a total purchase price of $10.65 million. The first of the two acquisitions was the purchase of oil properties in the Vaughn Field (Phase I) for $3 million, which closed on October 10, 1996. The acquisition was funded with $1.5 million from the net proceeds of a private placement of Preferred Stock and $1.5 million of seller financing.

     On December 9, 1996, the Company closed the purchase of an additional group of oil properties (Phase II), located in Pecos, Howard, Sterling and Lynn Counties, Texas for $7.65 million. This acquisition was funded by $150,000 in cash from working capital, short-term seller financing of $1.6 million and long term seller financing of $5.9 million.

     The Phase I and Phase II acquisitions included 392 Net Productive Wells on approximately 9,500 Net Acres at the time of acquisition and contained combined Proved Reserves of 2,911 MBOE acquired for a purchase price of $3.66 per BOE.

1995 Acquisitions

     On July 17, 1995, GulfWest acquired beneficial ownership of an additional 42.5% of the Working Interests in 31 producing oil and gas properties located in the Madisonville Field from Sikes Producing, Inc. ("SPI"). Under a Restructuring Agreement, GulfWest contributed the 37.5% ownership interest in a natural gas pipeline gathering system that it acquired in 1993 and assumed a $640,000 nonrecourse note as payment for the Working Interests. GulfWest also agreed to purchase certain additional Working Interests in the Madisonville Field subsequently acquired by SPI, with $20,000 paid in cash and a promissory note for $80,000 which was subsequently paid in full in 1996. WestCo assumed operations of the 31 wells effective August 1, 1995. These actions increased the Company's Proved Reserves to 1,622 MBOE at December 31, 1995 and provided additional operating income to WestCo through the generation of operating fees.

1994 Acquisitions

     On July 31, 1994, the Company exercised its option to purchase a 32.5% interest in the Partnership in exchange for the cancellation of a $500,000 promissory note owed to the Company by the Partnership. At the time of acquisition, the Partnership's assets included ownership of Working Interests in 31 producing oil and gas properties, a 25% ownership interest in a natural gas pipeline gathering system and notes receivable in the amount of $1,281,000 at June 30, 1994, of which $640,500 was due from the Company. In November, 1994, the Company acquired a 20% Working Interest in 1,300 undeveloped acres in a field in which the Company already owned interests in 2 producing wells. With these additions, the Company increased its reserve base from 565.3 MBOE at December 31, 1993 to 1,124.4 MBOE at December 31, 1994.

1993 Acquisitions

     During the six-month period ended December 31, 1993, through two negotiated transactions GulfWest acquired 556.7 MBOE (75% natural gas) of estimated net proved reserves for a purchase price of $1.85 million which equated to $3.32 per BOE. In July and August, 1993, GulfWest purchased Working Interests in 26 producing oil and gas wells in East Texas from SPI for $930,000 (the "Sikes Acquisition"). In December, 1993, GulfWest acquired Working Interests in an additional 31 producing oil and gas wells in the Madisonville Field, Texas (the "Madisonville Acquisition") and a 37.5% ownership interest in a natural gas pipeline system.

Employees

     At February 15, 1998, the Company had approximately 46 full time employees, of whom 37 were field personnel.

Executive Officers

     See Item 10 of this report, which information is incorporated herein by reference.

ITEM 2.           Properties.

     The Company holds an average 93% Working Interest in 499 gross productive oil and gas wells and Royalty Interests in 2 additional wells. At December 31, 1997, the properties contained (net to the Company's interest) estimated Proved Reserves of 4,676,427 barrels of oil and 6,195,358 Mcf of natural gas. Substantially all of the Company's reserves are located in Texas, with approximately 69% of the Texas reserves located in the Permian Basin of West Texas and approximately 31% located in East Texas.

     Proved Reserves. The following table reflects the estimated Proved Reserves of the Company at December 31 for each of the preceding three years.

                                                      1997               1996              1995
                                                  ------------        -----------       ----------

Crude Oil (Bbls)
  Developed                                          2,158,239         2,498,287           140,702
  Undeveloped                                        2,518,188         1,159,666           299,101

  Total                                              4,676,427         3,657,953           439,803

 Natural gas (Mcf)
  Developed                                          4,286,755         4,067,278         3,688,816
  Undeveloped                                        1,908,603         3,893,195         3,404,739
  Total                                              6,195,358         7,960,473         7,093,555

Total BOE(a)                                         5,708,987         4,984,699         1,622,062

     (a) The above table does not include reserves for the Company's interests in wells in Louisiana which represents less than 1% of the Company's operations.

          Approximately   50%  of  the  Company's  total  Proved  Reserves  were
          classified as Proved Developed at December 31, 1997.

     Standardized Measure of Discounted Future Net Cash Flows. The following table sets forth as of December 31 for each of the preceding three years, the estimated future net cash flow from and standardized measure of discounted future net cash flows of the Company's Proved Reserves which were prepared in accordance with the rules and regulations of the SEC. Future net cash flow represents future gross cash flow from the production and sale of Proved Reserves, net of oil and gas production costs (including production taxes, ad valorem taxes and operating expenses) and future development costs. Such calculations are based on current cost and price factors at December 31 for each year. There can be no assurance that the Proved Reserves will all be developed within the periods used in the calculations or that prices and costs will remain constant.



                                                           1997                     1996                     1995
                                                   --------------------      -------------------      -------------------
Future cash inflows                                        $ 87,414,045            $ 117,580,889             $ 21,873,331

Future production and development costs-
  Production                                                (35,441,101)             (42,128,957)              (6,942,953)
  Development                                                (9,937,663)              (6,596,609)              (3,876,951)
                                                   --------------------      -------------------      -------------------

Future net cash flows before income taxes                    42,035,281               68,855,323               11,053,427
Future income taxes                                          (7,852,795)             (17,027,637)              (2,069,248)
                                                   --------------------      -------------------      -------------------

Future net cash flows after income taxes                     34,182,486               51,827,686                8,984,179
10% annual discount for estimated timing
  of cash flows                                             (13,419,225)             (21,704,010)              (3,076,444)
                                                   --------------------      -------------------      -------------------
Standardized measure of discounted
 future net cash flows(1)                                   $20,763,261              $30,123,676              $ 5,907,735
                                                   ====================      ===================      ===================


(1) Based upon year end weighted average prices of $23.64 per Bbl and $3.91 per Mcf for the calendar year 1996 and $15.68 per Bbl and $2.28 per Mcf for the calendar year 1997.

     Significant Properties. Substantially all of the Company's properties are located in Texas. Summary information on the Company's properties with Proved Reserves is set forth below as of December 31, 1997.



                                                                Proved Reserves(1)                          Present Value(2)
                                                      -------------------------------------------          -----------------
                         Gross            Net
                       Productive      Productive       Crude           Natural
                         Wells            Wells          Oil              Gas             Total               Amount      %
                       ----------      ----------     ---------        ---------        ---------          -----------   ---
                                                        (Bbl)            (Mcf)            (BOE)

Texas:
  Permian
    Basin                  417            416.32      3,916,440            -            3,916,440          $17,328,796    69
  East                      71             43.78        734,244        5,912,050        1,719,586            7,800,437    31
    Tex.
Kansas                       5              2.50         20,149            -               20,149               78,611     -
Oklahoma                     4              3.00          5,594          283,308           52,812              325,393     -
Louisiana              ----------      ----------     ---------        ---------        ---------          -----------    ---

Total                      499            465.75      4,676,427        6,195,358        5,708,987          $25,533,237    100
                       ----------      ----------     ---------        ---------        ---------          -----------    ---


(1) The above table does not include reserves for the Company's interests in wells in Louisiana which represents less than 1% of the Company's operations.

(2) Based upon year end weighted average prices of $15.68 per Bbl and $2.28 per Mcf for the calendar year 1997.

     All information set forth herein relating to the Company's Proved Reserves, estimated future net cash flows and Present Values is taken from reports prepared by Ryder Scott Company and H. J. Gruy & Associates (with respect to the Company's West Texas properties), Forrest Garb and Associates, Inc., Eastex Geological Consultants and Thomas R. Kaetzer (with respect to the Company's East Texas properties) and James Engineering, Inc. (with respect to the Company's Oklahoma and Kansas properties), each of which is a firm of independent petroleum engineers. The estimates of these engineers were based upon review of production histories and other geological, economic, ownership and engineering data provided by the Company. No reports on the Company's reserves have been filed with any federal agency. In accordance with the SEC's guidelines, the Company's estimates of Proved Reserves and the future net revenues from which Present Values are derived are made using year end oil and gas sales prices held constant throughout the life of the properties (except to the extent a contract specifically provides otherwise). The prices of oil and gas at December 31, 1996 used to estimate the Company's Proved Reserves and the future net revenues from which Present Value is derived were substantially higher than the prices used in previous years to make such estimates. The closing price on the New York Mercantile Exchange ("NYMEX") for the prompt month futures contract for delivery of West Texas Intermediate Crude Oil on December 31, 1996 and March 24, 1998 was $25.92 and $15.92 per Bbl, respectively. The closing price on the NYMEX for the prompt month futures contract for natural gas delivered at Henry Hub, Louisiana on December 31, 1996 and March 24, 1998 was $2.76 and $2.28 per MMBtu, respectively. The Present Value of the Company's estimated total net Proved Reserves on December 31, 1996, would have been $21.3 million if calculated using $18.00 per Bbl of oil and $2.00 per Mcf of natural gas at that date, which the Company believes is more in line with current and expected future prices. See "Item 2. Properties. Risk Factors-Uncertainty of Estimates of Oil and Gas Reserves." Operating costs, development costs and certain production-related taxes were deducted in arriving at estimated future net revenues, but such costs do not include debt service, general and administrative expenses and income taxes.

     There are numerous uncertainties inherent in estimating oil and gas reserves and their values, including many factors beyond the Company's control. The reserve data set forth in this report represents estimates only. Reservoir engineering is a subjective process of estimating the sizes of underground accumulations of oil and gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment. As a result, estimates of different engineers, including those used by the Company, may vary. In addition, estimates of reserves are subject to revision based upon actual production, results of future development, exploitation and exploration activities, prevailing oil and gas prices, operating costs and other factors, which revisions may be material. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered and are highly dependent upon the accuracy of the assumptions upon which they are based. There can be no assurance that these estimates are accurate predictions of the Company's oil and gas reserves or their values. Estimates with respect to Proved Reserves that may be developed and produced in the future are often based upon volumetric calculations and upon analogy to similar types of reserves rather than actual production history. Estimates based on these methods are generally less reliable than those based on actual production history. Subsequent evaluation of the same reserves based upon production history will result in variations, which may be substantial, in the estimated reserves. See "Item 2. Properties. Risk Factors-Uncertainty of Estimates of Oil and Gas Reserves."


         Production, Revenue and Price History

     The following table sets forth  information  (associated with the Company's
Proved Reserves) regarding production volumes (net to the Company's interest) of crude oil and gas, revenues and expenses attributable to such production and certain price and cost information for the years ended December 31, 1997, 1996 and 1995.

                                                    1997                   1996                  1995
                                               ---------------      --------------        -------------------------------

Production
  Oil (Bbls)                                           200,898              55,175               10,656
  Natural gas (Mcf)                                    271,263             225,501              226,703
  Total (BOE)                                          246,109              92,758               48,439

Revenue
  Oil production                                    $3,637,911          $1,115,647            $ 193,230
  Gas production                               ---------------      --------------        -------------

    Total                                           $4,269,032          $1,549,069            $ 551,355

Operating expenses                                  $2,139,128           $ 656,957            $ 415,816

Production Data
  Average sales price
    Per Bbl of oil                                      $18.11              $20.22               $18.13
    Per Mcf of natural gas                                2.33                1.92                 1.58
    Per BOE                                              17.35               16.70                11.38

  Average expenses per BOE
    Lease Operating                                      $8.69               $7.08                $8.58
    DD&A                                                  6.60                5.02                 6.84
    G&A                                                   6.01               11.42                18.83


Productive Wells at December 31, 1997:

                                         Gross                     Net                    Gross                  Net
                                       Oil Wells                Oil Wells                Natural                Natural
                                                                                        Gas Wells             Gas Wells
                                  --------------------      ------------------       ---------------      ------------------
Texas:
  Permian Basin                             417.00                  416.32
  East Texas                                 41.00                   31.32                 30.00                   12.46
Kansas                                        5.00                    2.50
Oklahoma                                                                                    4.00                    3.00
Louisiana                                     2.00                    0.15
                                  --------------------      ------------------       ---------------      ------------------
   Total                                    465.00                  450.29                 34.00                   15.46
                                  ====================      ==================       ===============      ==================

Developed Acreage at December 31, 1997:

                                                Gross                             Net
                                       -----------------------          -----------------------

Texas:
   Permian Basin                                   9,266.61                         9,246.18
   East Texas                                     12,102.23                         6,982.26
Kansas                                               160.00                            80.00
Oklahoma                                             640.00                           480.00
Louisiana                                            155.61                            11.68
                                       -----------------------          -----------------------
   Total                                          22,324.45                        16,800.12
                                       =======================          =======================


     Undeveloped Acreage. The Company did not own any undeveloped acreage at December 31, 1997.

     Drilling Results. The Company did not participate in drilling any wells during the years ended December 31, 1995, 1996 and 1997.

Risk Factors

Market Conditions and Prices

     The Company's success depends heavily upon its ability to market its oil and gas production at favorable prices, of which there can be no assurance. In recent decades, there have been both periods of worldwide overproduction and underproduction of hydrocarbons and periods of increased and relaxed energy conservation efforts. Such conditions have resulted in periods of excess supply of, and reduced demand for, crude oil on a worldwide basis and for natural gas on a domestic basis; these periods have been followed by periods of short supply of, and increased demand for, crude oil and, to a lesser extent, natural gas. The excess or short supply of oil and gas has placed pressures on prices and has resulted in dramatic price fluctuations.

Historical Operating Losses and Variability of Operating Results

     The Company has incurred net losses since its inception and there can be no assurance that the Company will be profitable in the future. In addition, the Company's future operating results may fluctuate significantly depending upon a number of factors, including industry conditions, prices of oil and gas, rates of production, timing of capital expenditures and drilling success. This variability could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 6. Selected Financial Data" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Uncertainty of Estimates of Oil and Gas Reserves

     This report contains estimates of the Company's proved oil and gas reserves and the estimated future net revenues therefrom that rely upon various assumptions, including assumptions as to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. As a result, such estimates are inherently imprecise. Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves may vary substantially from those estimated in the reports obtained by the Company from reserve engineers. Any significant variance in these assumptions could materially affect the estimated quantities and Present Value of reserves set forth in this

Report. In addition, the Company's Proved Reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing oil and gas prices and other factors, many of which are beyond the Company's control. Actual production, revenues, taxes, development expenditures and operating expenses with respect to the Company's reserves will likely vary from the estimates used, and such variances may be material.

     Approximately 50% of the Company's total estimated Proved Reserves at December 31, 1997 were undeveloped, which are by their nature less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations. The reserve data set forth in the reserve engineer reports assumes that substantial capital expenditures by the Company will be required to develop such reserves. Although cost and reserve estimates attributable to the Company's oil and gas reserves have been prepared in accordance with industry standards, no assurance can be given that the estimated costs are accurate, that development will occur as scheduled or that the results will be as estimated.

     The Present Value referred to in this report should not be construed as the current market value of the estimated oil and gas reserves attributable to the Company's properties. In accordance with applicable requirements of the SEC, the estimated discounted future net cash flows from Proved Reserves are generally based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. The estimates at December 31, 1996 of the Company's Proved Reserves and the future net revenues from which Present Value is derived were made using weighted average sales prices of $23.64 per Bbl of oil and $3.91 per Mcf of natural gas at that date, which prices were substantially higher than the prices used in previous years to make such estimates. The closing price on the NYMEX for the prompt month futures contract for delivery of West Texas Intermediate Crude Oil on December 31, 1996 and March 24, 1998 was $25.92 and $15.92 per Bbl, respectively. The closing price on the NYMEX for the prompt month futures contract for natural gas delivered at Henry Hub, Louisiana on December 31, 1996 and March 24, 1998 was $2.76 and $2.28 per MMBtu, respectively. Actual future net cash flows will also be affected by increases or decreases in consumption by oil and gas purchasers and changes in governmental regulations or taxation. The timing of actual future net cash flows from Proved Reserves, and thus their actual Present Value, will be affected by the timing of both the production and the incurring of expenses in connection with development and production of oil and gas properties. In addition, the 10% discount factor, which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company or the oil and gas industry in general.

Replacement of Reserves

     In general, the volume of production from oil and gas properties declines as reserves are depleted. Except to the extent the Company acquires properties containing Proved Reserves or conducts successful development and exploitation activities, or both, the Proved Reserves of the Company will decline as reserves are produced. The Company's future oil and gas production is, therefore, highly dependent upon its level of success in finding or acquiring additional reserves. The business of acquiring, enhancing or developing reserves is capital intensive. To the extent cash flow from operations is reduced and external sources of capital become limited or unavailable, the Company's ability to make the necessary capital investment to maintain or expand its asset base of oil and gas reserves would be impaired. In addition, there can be no assurance that the Company's future acquisition and development activities will result in additional Proved Reserves or that the Company will be able to drill productive wells at acceptable costs.

Reserve Concentration Risk

     Substantially all of the Company's reserves are located in Texas, with 69% of the total reserves located in the Permian Basin of West Texas and 31% located in East Texas. Any interruption in the production from these reserves could materially adversely affect the operations of the Company.

Industry Risks

     Oil and gas drilling and production activities are subject to numerous risks, many of which are beyond the Company's control. These risks include the risk that no commercially productive oil or gas reservoirs will be encountered, that operations may be curtailed, delayed or canceled, and that title problems, weather conditions, compliance with governmental requirements, mechanical difficulties or shortages or delays in the delivery of drilling rigs and other equipment may limit the Company's ability to develop, produce and market its reserves. There can be no assurance that new wells drilled by the Company will be productive or that the Company will recover all or any portion of its investment. Drilling for oil and gas may involve unprofitable efforts, not only from dry wells but also from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. In addition, the Company's properties may be susceptible to hydrocarbon drainage from production by other operators on adjacent properties.

     Industry operating risks include the risks of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards, such as oil spills, natural gas leaks, ruptures or discharges of toxic gases, the occurrence of any of which could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. In accordance with customary industry practice, the Company maintains insurance against some, but not all, of the risks described above. There can be no assurance that any insurance will be adequate to cover losses or liabilities. The Company cannot predict the continued availability of insurance at premium levels that justify its purchase.

Acquisition Risks

     The  Company's  growth has been  attributable  largely to  acquisitions  of producing oil and gas properties with Proved Reserves. The successful acquisition of such properties requires an assessment of recoverable reserves, future oil and gas prices, operating costs, potential environmental and other liabilities and other factors beyond the Company's control. Such assessments are necessarily inexact and their accuracy inherently uncertain. In connection with such an assessment, the Company performs a review of the subject properties that it believes to be generally consistent with industry practices. Such a review, however, will not reveal all existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. Inspections may not always be performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken. In most cases, the Company is not entitled to contractual indemnification for pre-closing liabilities, including environmental liabilities, and generally acquires interests in the properties on an "as is" basis with limited remedies for breaches of representations and warranties. In those circumstances in which the Company has contractual indemnification rights for pre-closing liabilities, there can be no assurance that the seller will be able to fulfill its contractual obligations. In addition, competition for producing oil and gas properties is intense and many of the Company's competitors have financial and other resources which are substantially greater than those available to the Company. Therefore, no assurance can be given that the Company will be able to acquire producing oil and gas properties which contain economically recoverable reserves or that it will make such acquisitions at acceptable prices.

Substantial Capital Requirements

     The Company makes and will continue to make substantial capital expenditures in its exploitation and development projects. The Company intends to finance these capital expenditures with cash flow from operations, existing financing arrangements and equity offerings. Additional financing may be required in the future to fund the Company's developmental and exploitation activities. No assurance can be given as to the availability or terms of any such additional financing that may be required or that financing will continue to be available under the existing or new financing arrangements. If additional capital resources are not available to the Company, its developmental and other activities may be curtailed and its business, financial condition and results of operations could be materially adversely affected. See "Item 7. Management's Discussion and Analysis of
Financial Condition and Results of Operations-Financial Condition and Capital Resources."

Marketability of Production

     The marketability of the Company's natural gas production depends in part upon the availability, proximity and capacity of natural gas gathering systems, pipelines and processing facilities. Most of the Company's natural gas is delivered through natural gas gathering systems and natural gas pipelines that are not owned by the Company. Federal, state and local regulation of oil and gas production and transportation, tax and energy policies, changes in supply and demand and general economic conditions all could adversely affect the Company's ability to produce and market its oil and gas. Any dramatic change in market factors could have a material adverse effect on the Company's financial condition and results of operations.

Dependence on Key Personnel

     The business of the Company will depend on the continued services of its president and chief executive officer, Marshall A. Smith III. Effective September 9, 1997, the Company entered into an employment agreement with Mr. Smith for a period of 3 years. The loss of the services of Mr. Smith would be particularly detrimental to the Company because of his background and experience in the oil and gas industry.

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

Governmental Regulation

     Domestic  exploration  for  and  production  and  sale  of oil  and gas are extensively regulated at both the federal and state levels. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations affecting the oil and gas industry which often are difficult and costly to comply with and which carry substantial penalties for noncompliance. State statutes and regulations require permits for drilling operations, drilling bonds, and reports concerning operations. Most states in which the Company will operate also have statutes and regulations governing conservation matters, including the unitization or pooling of properties and the establishment of maximum rates of production from wells. Many state statutes and regulations may limit the rate at which oil and gas could otherwise be produced from acquired properties. Some states have also enacted statutes prescribing ceiling prices for natural gas sold within their states. The Company's operations are also subject to numerous laws and regulations governing plugging and abandonment, the discharge of materials into the environment or otherwise relating to environmental protection. The heavy regulatory burden on the oil and gas industry increases its costs of doing business and consequently affects its profitability. Although the Company believes it is in compliance with such laws, rules and regulations, there can be no assurance that a change in such laws, rules or regulations, or the interpretation thereof, will not have a material adverse effect on the Company's financial condition or results of operations.

     The transportation and sale for resale of natural gas in interstate commerce have historically been regulated by the Federal Regulatory Commission ("the FERC"). While sales of natural gas by producers such as the Company, and all sales of crude oil, condensate and natural gas liquids can currently be made at uncontrolled market prices, the federal government in the past has regulated the prices at which oil and gas could be sold, and Congress could reenact price controls in the future.

     The Company's sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms for access to pipeline transportation remain subject to extensive federal and state regulation. Several major regulatory changes have been implemented by Congress and the FERC from 1985 to the present that affect the economics of natural gas production, transportation and sales. In addition, the FERC continues to promulgate revisions to various aspects of the rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies, which remain subject to the FERC's jurisdiction. These initiatives may also affect the intrastate transportation of natural gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote market competition among the various sectors of the natural gas industry and these initiatives generally reflect more light-handed regulation of the natural gas industry. Although the ultimate impact of these complex rules and regulations, many of which are repeatedly subjected to judicial challenge and interpretation, cannot be predicated, the Company does not believe it will be affected by any action taken materially different than other producers with which it competes.

     The Company owns certain gas pipelines that it believes meet the standards the FERC has used to establish a pipeline's status as a gatherer not subject to FERC jurisdiction. State regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, nondiscriminatory take requirements. The Texas Railroad Commission has been reviewing changes to its regulations governing transportation and gathering services provided by intrastate pipelines and gatherers, and recently implemented a code of conduct intended to prevent undue discrimination by intrastate pipelines and gatherers in favor of their marketing affiliates.

     The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue.

Operational Risks and Insurance

     GulfWest's oil and gas activities are subject to all of the risks normally incident to drilling for and production of oil and gas, including blowouts, cratering and fires, each of which could result in damage to life and property. In accordance with customary industry practices, GulfWest carries insurance against some, but not all, of these risks. Losses and liabilities resulting from such events would reduce revenues and increase costs to GulfWest to the extent not covered by insurance. See "Risk Factors-Industry Risks."

Environmental Matters

     The Company is subject to environmental risks normally incident to the operation of oil and gas properties. These environmental risks include uncontrollable flows of natural gas, fluids and other substances into the environment, explosions, fires, pollution and other environmental and safety risks. The following is a discussion of certain environmental and safety concerns related to the Company. It is not intended to constitute a complete discussion of the various federal, state and local statutes, rules, regulations, or orders to which the Company's operations may be subject. Further, the recent trend in environmental legislation and regulations is toward stricter standards, and this will likely continue in the future.

     The Company's activities are subject to environmental and safety regulation by federal and state authorities, including, without limitation, the state environmental agencies and the EPA, which can increase the costs of such operations. Such regulation may increase the cost of planning, designing, drilling, operating, and abandoning wells. In most instances, the regulatory requirements relate to the handling and disposal of drilling and production waste products and measures to control water and air pollution.

     The Company currently owns or leases properties that for many years have been used for the exploration and production of oil and gas. Although the Company has utilized operating and disposal practices that were standard for the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Company or on or under other locations where such wastes have been taken for disposal. In addition, many of the Company's properties were previously operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under the Company's control. These properties and wastes disposed thereon may be subject to the Comprehensive Environmental Response, Compensation, and Liability Act, the Resource Conservation and Recovery Act, or analogous state laws. Under such laws, the Company could be required to remove or remediate previously disposed wastes (including wastes disposed or released by prior owners or operators) or property contamination (including groundwater contamination) or to perform remedial plugging operations to prevent future contamination.

     Environmental laws and regulations may require the acquisition of a permit or other authorization before certain activities may be conducted by the Company. These laws also include fines and penalties for non-compliance. Further, these laws and regulations may limit or prohibit activities on certain lands lying within wilderness areas, wetlands, areas providing habitat for certain species or other protected areas. The Company is also subject to other federal, state, and local laws covering the handling, storage or discharge of materials used by the Company, or otherwise relating to protection of the environment, safety and health. The Company believes that it is in material compliance with all applicable environmental laws and regulations. The Company periodically conducts environmental assessments of its assets and is not aware of any material environmental problems requiring remediation. Because the requirements imposed by environmental laws and regulations frequently change and because the risk of substantial environmental costs is inherent in oil and gas operations, the Company is unable to predict the ultimate costs of compliance with such requirements or whether the incurrence of such costs would have a material adverse effect on the operations of the Company.


ITEM 3.           Legal Proceedings.

     The Company's operating subsidiary, WestCo, is currently involved in a dispute with a company over rental equipment which WestCo contends was faulty and inoperable. At present, neither party has instituted litigation; however, the Company anticipates arbitration to settle the dispute in the near future. Due to the loss of revenues caused by the failure of the equipment to perform properly, the Company believes any claims for back rental would be sufficiently offset by the damages sustained by WestCo. Accordingly, no value has been placed on the other company's claim.

     The Company is not a party to any other material legal proceedings.

ITEM 4.           Submission of Matters to a Vote of Security Holders.

     The Company's annual meeting was held on October 21, 1997. The only matter submitted to a vote of the shareholders was the election of directors. All 7 of the serving directors were re-elected. See Item 10 of this report, which information is incorporated herein by reference.

     A special meeting of the shareholders of the Company was held on March 24, 1998 to consider a proposal for the offering, sale and issuance of the Company's Common Stock through a private placement at a price to be determined whereby gross proceeds of at least $500,000 and up to $5.5 million are anticipated to be raised. Of the 1,759,185 outstanding shares of Common Stock entitled to be voted at the meeting, there were, either in person or represented by proxy, 1,024,465 of such shares voted, which was 58% of the outstanding shares entitled to be voted at the meeting and was a sufficient quorum to conduct business. The proposal was approved with 987,691 votes for the proposal, 44,608 votes against and 1,166 abstentions. No other matters were considered at this special meeting.

                                     PART II


ITEM 5. Market for Registrant's Common Stock and Related Stockholder Matters.

     The Company's Common Stock is traded on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol "GULF" (prior to February 27, 1996 the symbol was "GFWO") and listed on the Boston Stock Exchange under the symbol "GFW". The high and low trading prices for the Common Stock for each quarter in 1996, 1997 and 1998 (through March 27, 1998) are set forth below. The trading prices represent prices between dealers, without retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.

                  1996                                       High                      Low
                  ----                                       ----                      ---


                  First Quarter                              5.375                     1.25
                  Second Quarter                             6.625                     2.50
                  Third Quarter                              4.00                      2.125
                  Fourth Quarter                             3.25                      2.75

                  1997
                  ----

                  First Quarter                              3.75                      2.25
                  Second Quarter                             2.875                     1.875
                  Third Quarter                              3.125                     2.00
                  Fourth Quarter                             3.25                      2.50

                  1998
                  ----

                  First Quarter (through 3/27/98)            2.63                      1.875

Common Stock

     The Company is authorized to issue 20,000,000 shares of Class A Common Stock, par value $.001 per share (the "Common Stock"). As of March 27, 1998, 1,759,185 shares of Class A Common Stock were issued and outstanding and held by approximately 572 beneficial owners. Fidelity Transfer Company, 1800 South West Temple, Suite 301, Box 53, Salt Lake City, Utah 84115, (801)484-7222 is the transfer agent for the Common Stock.

     Holders of Common Stock are entitled, among other things, to one vote per share on each matter submitted to a vote of shareholders and, in the event of liquidation, to share ratably in the distribution of assets remaining after payment of liabilities (including preferential distribution and dividend rights of holders of Preferred Stock). Holders of Common Stock have no cumulative rights, and, accordingly, the holders of a majority of the outstanding shares of the Common Stock have the ability to elect all of the directors.

     Holders of Common Stock have no preemptive or other rights to subscribe for shares. Holders of Common Stock are entitled to such dividends as may be declared by the Board of Directors out of funds legally available therefor. The Company has never paid cash dividends on the Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

Preferred Stock

     The Board of Directors is authorized, without further shareholder action, to issue Preferred Stock in one or more series and to designate the dividend rate, voting rights and other rights, preferences and restrictions of each such series. Currently, there are two classes of Preferred Stock outstanding, Class AA and Class AAA, both immediately convertible into shares of Common Stock.

     There were 1,950 shares of Class AA Preferred Stock outstanding at March 27, 1998, with a stated annual dividend rate of $50 per share, payable annually on a cumulative basis as declared, and convertible to 100 shares of Common Stock per share. Currently, dividends on the Class AA Preferred Stock are in arrears by $45,900. The Company may call the Class AA Preferred Stock for redemption, in whole or in part, at $600 per share (120% of the price paid for each share).

     There were 3,440 shares of Class AAA Preferred Stock outstanding at March 27, 1998, with a stated annual dividend rate of $45 per share, payable quarterly on a cumulative basis as declared. The Company is attempting to renegotiate the terms of its Class AAA Preferred Stock to (a) change the strike price of the conversion feature of the Preferred Stock from 70% of the 15 day trailing average bid price of GulfWest's Common Stock to 100% of the offering price of the private placement, (b) make the Preferred Stock mandatorily redeemable by the Company beginning one year after the filing of a resale registration statement, subject to certain terms and conditions and (c) to provide the holders of the Preferred Stock a bonus equal to one quarterly dividend payment in satisfaction of any past or future compensation in connection with any delay in the registration of the Common Stock underlying the Preferred Stock and accompanying warrants to which the holders of the Preferred Stock might otherwise have been entitled. If the Company is unable to obtain the approval of all of the holders of the Preferred Stock, the present terms and conditions governing the Preferred Stock will remain in effect. Currently, dividends on the Class AAA Preferred Stock are in arrears approximately $141,400.

     Both classes of the Preferred Stock have preference over the Company's Common Stock in payment of dividends and in distributions upon liquidation, dissolution or winding up of the Company. The holders of the Preferred Stock have no preemptive rights. The holders of the Preferred Stock, as a class, have no voting rights (except as required by Texas law or in connection with an amendment to the Certificate of Designation of the Shares to change their rights), other than those resulting from a default in judgment of debt or from a non-payment of dividends for more than six quarters. If the Company has been notified of a default in payment of debt which it is unable to cure or if the dividends on the Preferred Stock are in arrears by more than six quarters, the number of directors of the Company shall be increased to such number that permit the Preferred Shareholders and all such other Preferred Shareholders ("Preferred Class"), voting as a single class, to elect one-fourth of the directors of the Company. The Preferred Stock has transfer restrictions unless such transaction is registered under the Securities Act and applicable state securities laws or is exempt therefrom.

     It is not possible to state the actual effects of the issuance of additional Preferred Stock upon the rights of holders of Common Stock until the Board of Directors of the Company determines the specific rights of the holders of such Preferred Stock. However, as in the case of the outstanding shares of Class AA and Class AAA Preferred Stock, such effects might include restricting dividends on the Common Stock, diluting the voting power of the Common Stock, impairing the liquidation rights of the Common Stock and delaying or preventing a change in control of the Company without further action by the shareholders.

Convertible Debentures

     On November 18, 1997, the Company completed a private offering of $500,000 of convertible debentures (the "Debentures"). The Debentures bear interest at a rate of 12% payable quarterly and are collateralized by certain assets of the Company. Upon the earlier of the close of a private placement or one year from the issuance date of the Debentures, the principal and any accrued and unpaid interest will become payable upon demand. The holders of such Debentures will have the option, for one year from the due date to convert all or a part of the outstanding principal and any accrued and unpaid interest to GulfWest Common Stock at a strike price equal to 80% of the private placement offering price.

ITEM 6.           Selected Financial Data.

     The following table sets forth selected historical financial data of GulfWest Oil Company as of December 31, 1997, 1996, 1995, 1994 and 1993, and for each of the periods then ended. See "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The income statement data for the years ended December 31, 1997, 1996 and 1995, and the balance sheet data at December 31, 1997 and 1996 are derived from the Company's audited financial statements contained elsewhere herein. The balance sheet data at December 31, 1995, 1994 and 1993 and income statement data for the years ended December 31, 1994 and 1993 are derived from the Company's Annual Report on Form 10-K for those periods. The data should be read in conjunction with the consolidated financial statements and the notes thereto of the Company included elsewhere herein.

                                                       Year Ended December 31,
                                   ---------------------------------------------------------------------------------
                                       1997             1996              1995            1994              1993
                                   -----------      -----------       -----------      ----------        -----------

Income Statement Data
---------------------

Operating Revenues                 $ 4,960,966      $ 1,966,012       $   669,367      $  682,538        $  197,579

Net income (loss) from              (1,750,413)        (824,735)       (1,186,843)       (879,746)         (453,520)
continuing operations

Net income (loss) from                    -                -                 -               -              290,935
discontinued operations

Net income (loss)                  $(1,750,413)     $  (824,735)      $(1,186,843)     $ (879,746)       $ (162,585)

Income (loss) from                 $     (1.21)     $     (0.71)      $     (1.17)     $    (0.88)       $    (0.48)
continuing operations
per share of Common Stock

Net income (loss) from                    -                -                 -               -                 0.31
discontinued operations,
per share of Common
Stock outstanding(1)

Net Income (loss), per             $     (1.21)     $     (0.71)      $     (1.17)     $    (0.88)       $    (0.17)
share of Common Stock
outstanding(1)

Weighted average number              1,725,926        1,266,974         1,010,765       1,000,000           938,305
of shares of Common Stock
outstanding(1)

Balance Sheet Data
-------------------

Current assets                     $ 1,536,396      $   699,259       $   201,759      $  226,860        $1,333,849

Total assets                        17,089,855       15,046,765         3,095,625       2,370,781         4,020,666

Current liabilities                  2,879,256        2,877,290           543,565         610,843           408,661

Long-term obligations               12,185,055        8,877,941         1,678,039         198,676           492,895

Stockholders' Equity                 2,025,544        3,291,534           874,021       1,561,262         3,173,486


(1) Basic and diluted loss per share are the same since potential common stock equivalents are anti-dilutive.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     GulfWest is an independent oil and gas company primarily engaged in the acquisition of producing oil and gas properties with Proved Reserves which have the potential for increased value through continued development and the application of enhanced recovery technology. The Company's objective is to significantly increase the production of such properties through workovers of the wells, horizontal drilling from existing wellbores, development drilling or other enhancement operations.

     During the fourth quarter of 1996, the Company acquired producing oil properties with Proved Reserves from an unrelated entity in two separate transactions ("Phase I" and "Phase II") for a total purchase price of $10,654,000. The Company's subsidiary, WestCo Oil Company ("WestCo"), is the operator of the acquired properties.


Results of Operations

     Comparative results of operations for the periods indicated are discussed below.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Revenues

     Oil and gas sales for 1997 increased 176% to $4,269,000 from $1,549,000 in 1996. This was due to the addition of Working Interests ownership in the Phase I and II properties acquired in the fourth quarter of 1996.

     Lease sales revenues in 1997 were $73,000 compared to $252,000 in 1996 with cost of leases sold being $38,000 compared to $92,000 in 1996.

     In September 1996, the Company began operating well servicing equipment to perform work on its own properties and under contract to third parties. Operations for third parties produced well servicing revenues of $482,000 less expenses of $279,000 in 1997 compared to $58,900 less expenses of $46,400 for 1996.

     Costs and Expenses

     Lease operating expenses for 1997 increased by 226% to $2,139,000 from $657,000 in 1996 because of the added Working Interests ownership.

     The 249% increase in Depreciation, Depletion and Amortization to $1,625,000 for 1997 from $466,000 in 1996 was due to the added Working Interests ownership in the Phase I and II properties in the fourth quarter of 1996 and economic factors affecting the year end prices of oil and gas.

     General and administrative costs for 1997 increased by $419,000 over 1996 due to costs associated with company expansion.

     Interest expense increased from $385,000 in 1996 to $1,161,000 in 1997 due to borrowing costs related to the acquisition of additional interests and other debt incurred during the year to finance the Company's operations.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Revenues

     Oil and gas sales for 1996 increased 181% to $1,549,000 in 1996 compared to $551,300 in 1995. This was due to the addition of Working Interests ownership in the Phase I and II acquisitions during the fourth quarter of 1996 and to increases in oil and gas prices.

     There was no gathering system revenue in 1996 compared to $32,385 in 1995, since the Company exchanged its beneficial ownership in the gathering system for additional Working Interests in wells in the Madisonville Field in August 1995.

     Lease sales revenues in 1996 were $252,300 compared to -0- in 1995, with cost of leases sold being $91,800 in 1996 compared to -0- in 1995. The leases sold consisted of 50% ownership in properties which the Company had acquired during the second quarter of 1996.

     In September 1996, the Company began operating well servicing equipment to perform work on its own properties and under contract to third parties. Operations for third parties produced well servicing revenues of $58,900 less expenses of $46,400 in 1996.

     Revenue from operating overhead (administrative fees for operating oil and gas properties) and other income increased by 63% to $105,700 in 1996 compared to $65,000 in 1995 after commencement of operations by the operating subsidiary in August 1995. The increase was due to a full year's operation of the Madisonville properties and the assumption of operations for properties acquired during the fourth quarter of 1996.

     Costs and Expenses

     Lease operating expenses for 1996 increased by 58% to $657,000 in 1996 compared to $415,800 in 1995 because of the added Working Interests ownership.

     Depreciation, Depletion and Amortization increased 41% to $466,100 in 1996 compared to $331,300 in 1995, due to the acquisition of Working Interests in the fourth quarter of 1996.

     Interest expense increased 143% to $420,100 in 1996 compared to $172,600 in 1995, due to borrowing costs related to the acquisition of additional interests and other debt incurred during 1996 to finance the Company's operations.

     General and administrative costs for 1996 increased by 16% to $1,058,900 in 1996 compared to $912,300 in 1995, due to added personnel salaries and other costs associated with company expansion.

Financial Condition and Capital Resources

     During the fourth quarter of 1996, the Company acquired and assumed operations for $10,654,000 in oil properties in West Texas. In connection with these acquisitions, the Company issued senior debt due

October and December, 1999 in the original principal amount of $7,400,000. In a subsequent event, on March 20, 1998, the Company obtained a loan from a banking institution for $10,237,000, which included $7,632,000 for refinancing oil properties in West Texas purchased in October and December, 1996 (the "Acquired Properties") and $2,605,000 for payment toward the acquisition of certain other oil properties in West Texas (the "Additional Properties"), with a purchase price of $2,976,000. The Company has entered into a purchase and sale agreement for certain other oil properties in West Texas (the "Remaining Properties") for a purchase price of $1,450,000, with $1,000,000 in bank financing and $450,000 in seller financing to be closed, subject to various conditions such as title curative matters, not later than May 7, 1998.

     On November 18, 1997, the Company completed a private offering of $500,000 of Debentures. The Debentures bear interest at a rate of 12% payable quarterly and are collateralized by certain assets of the Company. Upon the earlier of the close of a private placement or one year from the issuance date of the Debentures, the principal and any accrued and unpaid interest will become payable upon demand. The holders of such Debentures will have the option, for one year from the due date to convert all or a part of the outstanding principal and any accrued and unpaid interest to GulfWest Common Stock at a strike price equal to 80% of the private placement offering price.

     On January 7, 1997, the Company established a $2,000,000 revolving line-of-credit with Southwest Bank of Texas, with part of the proceeds to be used for payment of short-term notes incurred for acquisitions made during the fourth quarter of 1996. On July 2, 1997, the Company's revolving line-of-credit was increased to $2,750,000 with the additional funds to be used for acquisitions and further enhancements of the Company's West Texas properties. The line-of-credit is guaranteed by Mr. J. Virgil Waggoner, a director of the Company. On March 30, 1998, the line-of-credit of $2,750,000 was renewed with a maturity date of April 10, 2000 and the demand feature of the note was removed.

     On December 15, 1997, the Company obtained a loan from Mr. J. Virgil Waggoner, a director of the Company, in the amount of $1,000,000 to drill seventeen developmental wells in the Vaughn Field. On March 25, 1998, Mr. Waggoner agreed to extend the due date of the note to June 30, 1999 and, at the Company's option, to convert the outstanding principal amount of the note to Common Stock of the Company.

     On March 3, 1998, the Company established a $500,000 revolving-line-of-credit with Compass Bank of Dallas, with the proceeds to be used for equipment purchases and working capital for its subsidiary, VanCo Well Service, Inc. ("VanCo"). The line of credit was guaranteed by J. Virgil Waggoner, a director, Marshall A. Smith, III, President of the Company and Jay Waggoner, an officer of VanCo.

     At a special meeting of the shareholders of the Company on March 24, 1998, the shareholders approved the offering, sale and issuance of shares of the Company's Common Stock through a private placement at a price to be determined whereby gross proceeds of at least $500,000 and up to $5.5 million are anticipated to be raised. If fully subscribed, the Company expects to use the proceeds from the offering for working capital and general corporate purposes. These general purposes may include (i) approximately $2.75 million for payment of the current balance of a revolving credit facility with a financial institution and personally guaranteed by J. Virgil Waggoner, a director (this credit facility would continue to be available to the Company for acquisition, development and enhancement of oil and gas properties); (ii) approximately $1 million for repayment of a drilling loan from J. Virgil Waggoner (as noted above, Mr. Waggoner has agreed to convert the outstanding principal amount of the note to Common Stock, at the option of the Company); and (iii) approximately $600,000 for placement agent fees and expenses of the offering. The use of proceeds is subject to change, however, based upon the number of shares of Common Stock sold in the offering, the amount of net proceeds to the Company, competitive developments and the availability to the Company of other methods of financing.

     In January 1998, the Company commenced a program to drill seventeen (17) infield wells in the Vaughn Field, Crockett County, Texas. If successful, upon completion of the drilling program, the Company will have increased its Proved Producing oil reserves in the Vaughn Field from approximately 700,000 barrels to an estimated 1.7 million barrels.

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

     Management's acquisition strategy is for the Company to be an aggressive consolidator of small, under-capitalized operators with Undeveloped Properties and oil and gas properties that may be non-core to larger independent and major oil and gas companies.

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

                                                            Average Prices
                                              -------------------------------------------
                                              Crude Oil                           Per
                                                 and             Natural      Equivalent
                                               Liquids             gas          Barrel
                                              ---------          -------      ----------
                                              (per Bbl)         (Per Mcf)

          1995
          ----
          First                                 $16.85            $1.33          $12.41
          Second                                 17.94             1.48           13.41
          Third                                  16.51             1.51           13.08
          Fourth                                 16.88             1.77           13.75

          1996
          ----
          First                                 $18.12            $3.06          $18.24
          Second                                 19.81             2.49           17.38
          Third                                  19.88             2.24           16.66
          Fourth                                 23.08             3.39           21.71

          1997
          ----
          First                                 $20.69            $2.61          $19.90
          Second                                 17.73             2.17           16.99
          Third                                  17.24             2.09           16.53
          Fourth                                 17.38             2.60           17.14

Year 2000 Issue

     To date, the Company has not made an assessment of the effects, if any, on its business, operations or operating systems of the widely reported year 2000 computer problem.


Recent Accounting Pronouncements

     During June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 "Disclosure About Segments of an Enterprise and Related Information". During February 1998, the FASB issued Statement of Financial Accounting Standards No. 132 "Employers' Disclosure about Pensions and other Post Retirement Benefits". Preliminary analysis of these new standards by the Company indicates that the standards will not have a material impact on the Company. The standards are effective for financial statements for fiscal years beginning after December 15, 1997.


Actual Results May Differ From Forward-Looking Statements

     Statements in this Form 10-K that reflect projections or expectations of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations are "forward-looking" statements within the meaning of Section 27A of the Securities and Exchange Act of 1993, as amended. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward looking statements. Important factors (the "Cautionary Disclosures") that could result in such differences include: general economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors; the availability of qualified personnel; the level of competition experienced by the Company; the Company's ability to implement its business strategies and to manage its growth; and other factors that affect businesses generally. Subsequent written and oral "forward-looking" statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Disclosures.


ITEM 8.  Financial Statements and Supplementary Data.

     Information with respect to this Item 8 is contained in the Company's financial statements beginning on Page F-1 of this Annual Report.


ITEM 9. Changes In and Disagreements With Accountants and Accounting and Financial Disclosure.

         None

                                    PART III


ITEM 10.  Directors and Executive Officers of the Registrant.


     The directors and executive officers of the Company are as follows:

                                                                                                  Year First
                                                                                                    Elected
                                                                                                   Director
       Name                                    Age               Position                         or Officer
       ----                                    ---               ---------                        ----------

John E. Loehr                                   52         Chairman of the Board,                    1992
                                                           Chief Financial Officer and
                                                           Director

Marshall A. Smith III                           50         President, Chief Executive                1989
                                                           Officer and Director

Jim C. Bigham                                   62         Executive Vice President,                 1991
                                                           Secretary and Director

A. Van Nguyen                                   42         Vice President of                         1996
                                                           Operations

Ned W. Fowler                                   70         Director                                  1990

Charles D. Ledford                              64         Director                                  1996

Henri M. Nevels                                 33         Director                                  1996

James L. Crowson                                59         Director                                  1997

Anthony P. Towell                               66         Director                                  1997

J. Virgil Waggoner                              70         Director                                  1997


     All directors will hold office until the next annual meeting of shareholders or until their successors are elected and qualified. Officers are elected annually by the Company's board of directors and serve for a one- year period and until their successors are elected. There is no family relationship between any of the named individuals above.

     John E. Loehr was elected chairman of the board on September 1, 1993 and appointed Chief Financial Officer, effective November 22, 1996. Mr. Loehr is also currently president and sole shareholder of ST Advisory Corporation, an investment company, and vice-president of Star-Tex Trading Company, also an investment company. Mr. Loehr was formerly president of Star-Tex Asset Management, a commodity trading advisor, a position he held from 1988 until 1992, when he sold his ownership interest. Mr. Loehr is a CPA and is a member of the American Institute of Certified Public Accountants and Texas Society of Certified Public Accountants.

     Marshall A. Smith III has served as an officer and a director of the Company since July 1989. From July, 1989 to November 20, 1992, he served as president and chairman of the board of directors. On November 20, 1992, he resigned as president but continued as chief executive officer and chairman of the board. On September 1, 1993, Mr. Smith reassumed the duties of president and resigned as chairman of the board. Prior to joining the Company, Mr. Smith served in various capacities in a number of family controlled companies.

     Jim C. Bigham has served as Executive Vice President of the Company since 1996 and as a director since 1991. Mr. Bigham joined the Company in 1991 as secretary. Prior to joining the Company in 1991, Mr. Bigham held management and sales positions in the real estate and printing industries. Mr. Bigham is also a retired United States Air Force Major. During his career, he served in both command and staff officer positions in the operational, intelligence and planning areas.

     A. Van Nguyen has served as Vice President of Operations of the Company since 1996. Prior to joining the Company, he was Senior Vice President of OGP Operating, Inc., and a principal of Oil and Gas Producers, Inc., from 1992 to 1995. OGP Operating, Inc. was the operating company for Fuel Resources, Inc., a wholly-owned subsidiary of Brooklyn Union Gas Company. Prior to that, he was a senior petroleum engineer at Deminex U.S. Oil Company, where he was employed from 1981 to 1992. Mr. Nguyen is a Registered Professional Engineer in the State of Texas. Mr. Nguyen is a petroleum engineer with extensive background and experience in oil and gas property evaluation, drilling and completion, field operations and enhancement recovery technology.

     Ned W. Fowler has served as a director of the Company since 1990. He also currently serves as a special advisor to OGERD Corporation, a company engaged in the marketing of equipment and supplies to the petroleum and petrochemical industries worldwide. In December, 1994, Mr. Fowler retired as executive vice president and a director of IRI International, Inc., positions he had held since 1985. IRI International, Inc. manufactures, markets, and services oil well drilling rigs nationally and internationally. The company was formed in 1985 as a merger of the Ideco Division of Dresser Industries and Ingersoll-Rand Oil Field Products Company. Mr. Fowler was president of Ideco-Dresser from 1982 until the merger with Ingersoll- Rand.

     Charles D. Ledford has served as a director since August 5, 1996. Mr. Ledford served as chairman of the board, chief executive officer and president of ECO2, Inc., a rubber tire recycling company, from its inception in 1991 until February, 1997. Since 1976, Mr. Ledford has been active in research and development and the study of the application of pyrolysis in business. In 1992, Mr. Ledford patented a process converting scrap rubber tires into carbon black and fuel oil through the use of pyrolysis.

     Henri M. Nevels has served as a director of the Company since August 22, 1996. Mr. Nevels also serves as an advisor to a private European investor group with international holdings, including those in the United States and China. Mr. Nevels has held this position for the past seven years.

     James L. Crowson has served as a director of the Company since July 7, 1997. Mr. Crowson also is Deputy Chancellor for Texas Tech University and Texas Tech University Health Sciences Center, a position he assumed in 1996. Mr. Crowson is responsible for activities of the Board of Regents and is the direct administrator over the Vice Chancellors for institutional advancement, governmental relations, legal affairs, and fiscal affairs. From 1987 to 1995, Mr. Crowson was employed by the Lomas Financial Group as Senior Vice President and General Counsel until 1994 and as Executive Vice President in 1994-1995. Mr. Crowson served in various positions from 1970 to 1980 in the University of Texas system.

     Anthony P. Towell has served as a director of the Company since November 13, 1997. Mr. Towell also is a director of a number of public companies, both in the United Kingdom and the United States, in the safety, environmental and computer network industries. Mr. Towell has been in the petroleum business since

1957 and has held executive positions with various public oil and gas companies including the Royal Dutch Shell group companies and Pacific Resources, Inc.

     J. Virgil Waggoner has served as a director of the Company since December 1, 1997. Mr. Waggoner's career in the petrochemical industry began in 1950 and included senior management positions with Monsanto Company and El Paso Products Company, the petrochemical and plastics unit of El Paso Company. Mr. Waggoner served as president and chief executive officer of Sterling Chemicals, Inc. from the firm's inception in 1986 until its sale and his retirement in 1996. Mr. Waggoner continues to serve as non-executive vice chairman of the Board of Directors of Sterling Chemicals, Inc. Mr. Waggoner is on the Board of Directors of Kirby Corporation and is an advisory board director of First Commercial Bank of Little Rock, Arkansas. He is currently president and chief executive officer of JVW Investments, Ltd., a private company.


ITEM 11.  Executive Compensation

     Information with respect to executive compensation is incorporated herein by reference to the Proxy Statement.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

     Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the Proxy Statement.


ITEM 13.  Certain Relationships and Related Transactions

     Information with respect to certain relationships and related transactions is incorporated herein by reference to the Proxy Statement.

                                   DEFINITIONS

The following are definitions of certain terms used in this Form 10-K.

Bbl.  Barrel.

BOE. Barrel of oil equivalent, based on a ratio of 6,000 cubic feet of natural gas for each barrel of oil.

Grossacres or gross wells. The total acres or wells, as the case may be, in which a Working Interests is owned.

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

Present Value. The pre-tax present value, discounted at 10%, of future net cash flows froom estimated proved reserves, calculated holding prices and costs constant at amounts in effect on the date of the report (unless such prices or costs are subject to change pursuant to contractural provisions) and otherwise in accordance with the Commission's rules for inclusion of oil and gas reserve information in financial statements filed with the Commission.

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

                                     PART IV


ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) The following documents are filed as part of this Report:

     (1) Financial Statements:

     Consolidated Balance Sheets at December 31, 1997, and 1996.

     Consolidated Statements of Operations for the years ended December 31, 1997, 1996, and 1995.

     Consolidated  Statements  of  Stockholders'  Equity  for  the  years  ended
          December 31, 1997, 1996 and 1995.

     Consolidated  Statements  of Cash Flows for the years  ended  December  31,
          1997, 1996, and 1995.

     Notes to  Consolidated  Financial  Statements,  December 31, 1997,  1996
          and 1995.


     (2) Financial Statement Schedule:

     Schedule II - Valuation and Qualifying Accounts


     (3) Exhibits:

         Number      Description
         ------      -----------

          X2.1 Restructuring  Agreement Regarding Madisonville  Prospect,  dated
               April 18, 1995.

          X2.2 Unanimous  Consent to First  Amendment to  Regulations  of S.G.C.
               Transmission, L.L.C., dated July 17, 1995.

          X2.3 Security Agreement RE:  Subsequently  Acquired  Interests,  dated
               July 17, 1995.

          +2.4 Purchase and Sale Agreement, with amendments, between Pharaoh Oil and Gas, Inc, as Seller, and WestCo Producing Company, as Purchaser, dated June 12, 1996.

          +2.5 Addendum of Purchase  and Sale  Agreement  by and between Gary O.
               Bolen, Individually and d/b/a Badger Oil Company, Pharaoh Oil and Gas, Inc., and GulfWest Texas Company.

          +2.6 Assignment of Purchase and Sale  Agreement by and between Gary O.
               Bolen, Individually and d/b/a Badger Oil Company, Pharaoh Oil and Gas, Inc., GulfWest Texas Company and WestCo Producing Company.

          +2.7 Assignment  and  Bill  of  Sale by and  between  Gary  O.  Bolen,
               Individually and d/b/a Badger Oil Company and Pharaoh Oil and Gas, Inc. as Assignor and GulfWest Texas Company as Assignee.

          &2.8 Purchase and Sale  Agreement  between  Pharaoh Oil and Gas, Inc.,
               Taylor Link Operating Co. and Gary O. Bolen, Individually and d/b/a Badger Oil Company (collectively, "Pharaoh"), as Seller, and WestCo Producing Company, as Purchaser, dated November 6, 1996.

          &2.9 Addendum  of  Purchase  and Sale  Agreement  between  Pharaoh and
               WestCo Producing Company, dated December 5, 1996.

          &2.10Assignment  of  Purchase  and  Sale   Agreement  by  and  between
               Pharaoh, GulfWest Permian Company and WestCo Producing Company, dated December 5, 1996.

          &2.11Form of Assignment and Bill of Sale by and between Pharaoh as Assignor and GulfWest Permian Company as Assignee.

          *3.1 Articles of Incorporation of the Registrant and Amendments thereto.

          *3.2 Bylaws of the Registrant.

          +3.3 Statement  of  Resolution   Establishing   and   Designating  the
               Company's Class AA Preferred Stock, filed with the Secretary of State of Texas as an amendment to the Company's Articles of Incorporation on September 23, 1996.

          +3.4 Statement  of  Resolution   Establishing   and   Designating  the
               Company's Class AAA Preferred Stock, filed with the Secretary of State of Texas as an amendment to the Company's Articles of Incorporation on September 23, 1996.

          ^ 4.1 Form of Note Purchase and Sale Agreement for the Company's 1995 Series A 9.5% Subordinated Notes, undated.

          ^4.2 Subscription and Registration Rights Agreement for the Purchase of Preferred Stock Between the Company and Eco2, Inc. dated March 13, 1996.

          +4.3 Term note in the amount of $1,500,000.00 payable to the order of Pharaoh Oil and Gas, Inc. and to be executed by GulfWest Texas Company.

          &4.4 Term note in the amount of $5,900,000.00 payable to the order of Pharaoh Oil and Gas, Inc. and executed by GulfWest Permian Company, dated December 5, 1996.

          &4.5 Term note in the amount of $1,604,000.00 payable to the order of Pharaoh Oil and Gas, Inc. and executed by GulfWest Permian Company, dated December 5, 1996.

          @10.2GulfWest  Oil Company  1994 Stock  Option  Plan,  approved by the
               Board of Directors on February 11, 1994.

          @10.3Form of Nonqualified  Stock Option Agreement,  dated February 11,
               1994 between the Company and certain officers, directors and advisors of the Company.

          #10.4Letter Agreement  between the Company and  Madisonville  Project,
               Limited, dated December 28, 1993 and amendment dated March 28, 1994.

          #10.5Investment  Letter  Subscription  Agreement  of the  Madisonville
               Project, Limited, executed by the Company on July 31, 1994.

          #10.6The   Madisonville   Project,   Limited   Agreement   of  Limited
               Partnership, dated July 31, 1994.

          @10.7Warrant  Agreement  between  the  Company  and  Jackson & Walker,
               L.L.P., dated December 21, 1994.

          ^10.8Stock Option Agreement between the Company and John E. Loehr, dated May 11, 1995.

          ^10.9Stock Option Agreement  between the Company and Marshall A. Smith
               III, dated May 11, 1995.

          ^10.10 Employment  Agreement  between the Company and Marshall A Smith
               III, dated July 1, 1995.

          ^10.11 Employment Agreement between the Company and Jim C. Bigham, dated July 1, 1995.

          "16 Letter from Arthur Andersen, L.L.P., dated December 28, 1995 agreeing with the statements contained in Item 4 of the Form 8-KA report.

          ?20.1 Letter to Shareholders dated August 12, 1996.

          25   Power of  Attorney  (included  on  signature  page of this Annual
               Report).

          %27.1 Financial Data Schedule.

_______________

          & Previously filed with the Company's Form 8-K, Current Report dated December 5, 1996, filed with the Commission on December 17, 1996.

          + Previously filed with the Company's Form 8-K, Current Report dated October 10, 1996, filed with the Commission on October 25, 1996.

          ? Previously filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996, filed with the Commission on August 14, 1996.

          ^ Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Commission on April 12, 1996.

          "   Previously  filed with the Company's  Form 8-K/A,  Current Report dated December 12, 1995, filed with the Commission on December 29, 1995.

          X Previously filed with the Company's Form 8-K, Current Report dated July 17, 1995, filed with the Commission on July 31, 1995.

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

          %    Filed herewith.

                               S I G N A T U R E S

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GULFWEST OIL COMPANY


Date: March 31, 1998                               By:\s\ Marshall A. Smith III
                                                       ------------------------
                                                        Marshall A. Smith III
                                                        President


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

 Signature                                   Title                             Date
 ----------                                  ------                            ----


\s\ John E. Loehr                  Chairman of the Board, Chief            March 31, 1998
John E. Loehr                      Financial Officer and Director


\s\ Marshall A. Smith III          President, Chief Executive              March 31, 1998
Marshall A. Smith III              Officer and Director


\s\ Jim C. Bigham                  Executive Vice President,               March 31, 1998
Jim C. Bigham                      Secretary and Director


\s\ A. Van Nguyen                  Vice President of Operations            March 31, 1998
A. Van Nguyen


\s\ Ned W. Fowler                  Director                                March 31, 1998
Ned W. Fowler




\s\Charles D. Ledford              Director                                March 31, 1998
Charles D. Ledford


\s\Henri M. Nevels                 Director                                March 31, 1998
Henri M. Nevels


\s\James L. Crowson                Director                                March 31, 1998
James L. Crowson


\s\ Anthony P. Towell              Director                                March 31, 1998
Anthony P. Towell


\s\ J. Virgil Waggoner             Director                                March 31, 1998
J. Virgil Waggoner

                              GULFWEST OIL COMPANY

                                FINANCIAL REPORT

                                DECEMBER 31, 1997

                                 C O N T E N T S




                                                                       Page
                                                                       ----

INDEPENDENT AUDITOR'S REPORT
    ON THE FINANCIAL STATEMENTS                                         F-1


FINANCIAL STATEMENTS

    Consolidated balance sheets                                         F-2

    Consolidated statements of operations                               F-4

    Consolidated statements of stockholders' equity                     F-5

    Consolidated statements of cash flows                               F-7

    Notes to consolidated financial statements                          F-8


INDEPENDENT AUDITOR' REPORT ON
    THE FINANCIAL STATEMENT SCHEDULE                                    F-25


FINANCIAL STATEMENT SCHEDULE

    Schedule II - Valuation and Qualifying Accounts                     F-26

    All other Financial Statement Schedules have been omitted because they are either inapplicable or the information required is included in the financial statements or the notes thereto.

                          INDEPENDENT AUDITOR'S REPORT



Stockholders and Board of Directors
GULFWEST OIL COMPANY



We have audited the accompanying consolidated balance sheets of GulfWest Oil Company (a Texas Corporation) and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GulfWest Oil Company and Subsidiaries as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




\s\WEAVER AND TIDWELL, L.L.P
WEAVER AND TIDWELL, L.L.P.
Dallas, Texas
March 25, 1998

715



                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                     ASSETS


                                                                                 1997                      1996
                                                                           -----------------         ----------------

CURRENT ASSETS
    Cash and cash equivalents                                              $        626,519          $         84,477
    Accounts receivable - trade, net of allowance
       for doubtful accounts of $ -0- and
       $ -0- in 1997 and 1996, respectively                                         855,383                   612,439
    Prepaid expenses                                                                 54,494                     2,343
                                                                             --------------            --------------

          Total current assets                                                    1,536,396                   699,259
                                                                             --------------            --------------


OIL AND GAS PROPERTIES,
  using the successful efforts
  method of accounting
    Undeveloped properties                                                            4,585                    37,910
    Developed properties                                                         17,026,171                14,823,561
                                                                             --------------            --------------

                                                                                 17,030,756                14,861,471


OTHER PROPERTY AND EQUIPMENT                                                      1,171,214                   735,507
    Less accumulated depreciation,
       depletion, and amortization                                              (2,874,403)               (1,249,472)
                                                                             --------------            --------------


          Net oil and gas properties and
              other property and equipment                                       15,327,567                14,347,506
                                                                             --------------            --------------


DEPOSITS ON DEVELOPED OIL & GAS PROPERTIES                                          225,892
                                                                             --------------            --------------


TOTAL ASSETS                                                               $     17,089,855          $     15,046,765
                                                                             ==============            ==============


The Notes to Consolidated Financial Statements are an integral part of these statements.



                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                 1997                      1996
                                                                           -----------------         ----------------
CURRENT LIABILITIES
   Notes payable                                                           $        350,000          $
   Notes payable - related parties                                                  150,000
   Current portion of long-term debt                                                311,233                 1,702,208
   Current portion of long-term debt - related parties                              350,000
   Accounts payable - trade                                                       1,427,661                 1,018,419
   Accrued expenses                                                                 290,362                   156,663
                                                                            ---------------            --------------

          Total current liabilities                                               2,879,256                 2,877,290
                                                                            ---------------            --------------


LONG-TERM DEBT, net of current portion                                           11,185,055                 8,352,941
                                                                            ---------------            --------------

LONG-TERM DEBT - RELATED PARTIES                                                  1,000,000                   525,000
                                                                            ---------------            --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock                                                                       54                        46
   Common stock                                                                       1,759                     1,611
   Additional paid-in capital                                                     7,583,236                 6,909,092
   Retained deficit                                                             (5,407,031)               (3,506,556)
   Long-term accounts and notes receivable -
     related parties, net of allowance for doubtful
     accounts of $448,230 and $446,948 in 1997
     and 1996, respectively                                                       (152,474)                 (112,659)
                                                                            ---------------            --------------

          Total stockholders' equity                                              2,025,544                 3,291,534
                                                                            ---------------            --------------



TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                                    $     17,089,855          $     15,046,765
                                                                            ===============            ==============


                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                     1997              1996               1995
                                                                --------------    --------------     -------------

OPERATING REVENUES
    Oil and gas sales                                           $    4,269,032    $    1,549,069     $     551,355
    Gathering system revenue                                                                                32,385
    Lease sales                                                         73,297           252,333
    Well servicing revenues                                            481,562            58,881
    Operating overhead and other income                                137,075           105,729            85,627
                                                                --------------    --------------    --------------
                                                                     4,960,966         1,966,012           669,367
                                                                --------------    --------------    --------------
COST AND EXPENSES
    Lease operating expenses                                         2,139,128           656,957           415,816
    Gathering system expense                                                                                   287
    Cost of leases sold                                                 37,747            91,831
    Cost of well servicing operations                                  279,340            46,424
    Lease abandonment                                                                     85,696            51,618
    Depreciation, depletion, and amortization                        1,624,759           466,097           331,315
    General and administrative                                       1,478,312         1,058,870           912,322
                                                                --------------    --------------    --------------
                                                                     5,559,286         2,405,875         1,711,358
                                                                --------------    --------------    --------------

LOSS FROM OPERATIONS                                                 (598,320)         (439,863)       (1,041,991)
                                                                --------------    --------------    --------------

OTHER INCOME AND EXPENSE
    Interest income                                                      8,678               332            18,460
    Interest expense                                               (1,160,771)         (385,204)         (163,312)
                                                                --------------    --------------    --------------

LOSS BEFORE INCOME TAXES                                           (1,750,413)         (824,735)       (1,186,843)

INCOME TAXES
                                                                --------------    --------------    --------------

NET LOSS                                                      $    (1,750,413)  $      (824,735)  $    (1,186,843)

DIVIDENDS ON PREFERRED STOCK
  (PAID 1997 - $150,062; 1996 - $72,017)                             (337,462)          (72,017)
                                                                --------------    --------------    --------------

NET LOSS AVAILABLE TO
  COMMON SHAREHOLDERS                                         $    (2,087,875) $       (896,752)  $    (1,186,843)
                                                                ==============    ==============    ==============

LOSS PER COMMON SHARE -
  BASIC AND DILUTED                                           $         (1.21)  $         (0.71)  $         (1.17)
                                                                ==============    ==============    ==============



The Notes to Consolidated Financial Statements are an integral part of these statements.


                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                              Number of Shares
                                                                       -------------------------------
                                                                        Preferred            Common
                                                                          Stock               Stock
                                                                       -----------         -----------


BALANCE,  December 31, 1994                                                                  1,000,000

   Issuance of 86,125 common shares through
      private placement, net of offering costs                                                  86,125

   Issuance of warrants for goods, services and additional financing costs

   Increase in accounts and notes receivable - related parties

   Payments on loans to related parties

   Net loss
                                                                       -----------         -----------

BALANCE,  December 31, 1995                                                                  1,086,125

   Issuance of 525,029 common shares, net of offering costs
     (360,875 shares through private placement, 152,954
     shares to convert a $500,000 note payable and 11,200
     shares for goods and services)                                                            525,029

   Increase in accounts and notes receivable-related parties

   Issuance of 4,621 shares of preferred stock, net of offering costs (900 shares of Class AA and 3,421 shares of Class
     AAA through private placement and 300 shares of Class
     AA to convert a $150,000 note payable)                                  4,621

   Payments on loans to related parties

   Issuance of warrants for goods, services and additional financing costs

   Provision for bad debts - receivables from related parties

   Net loss

   Dividends paid on preferred stock
                                                                       -----------         -----------

BALANCE,  December 31, 1996                                                  4,621           1,611,154

   Conversion of 45 shares of Class AAA preferred
      stock to 11,781 shares of common stock                                   (45)             11,781

   Issuance of 814 shares of preferred stock, net of
     offering costs (750 shares of Class AA and 64
     shares of Class AAA through private placement)                            814

   Increase in accounts and notes receivable - related parties

   Issuance of 136,250 common shares, net of offiering costs
     (85,000 shares through private placement and 51,250
     through excercise of warrants)                                                            136,250

   Payments on loans to related parties

   Issuance of warrants for services and additional financing costs

   Provision for bad debts - receivables from related parties

   Net loss

   Dividends paid on preferred stock
                                                                       -----------         -----------

BALANCE,  December 31, 1997                                                  5,390           1,759,185
                                                                       ===========         ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.









                                               Additional
       Common              Preferred             Paid-In             Retained             Receivables
                                                                       from
        Stock                Stock               Capital              Deficit            Related Parties
     -----------          -----------          -----------          -----------          -------------


           1,000         $                   $   3,237,735        $ (1,422,961)        $     (254,512)

              86                                   129,101

                                                   229,678
                                                                                              (31,242)
                                                                                               171,979
                                                                    (1,186,843)
     -----------          -----------          -----------          -----------          -------------

           1,086                                 3,596,514          (2,609,804)              (113,775)



             525                                 1,078,721
                                                                                              (83,416)



                                   46            2,131,681

                                                                                                23,050
                                                   102,176
                                                                                                61,482
                                                                      (824,735)
                                                                       (72,017)
     -----------          -----------          -----------          -----------          -------------

           1,611                   46            6,909,092          (3,506,556)              (112,659)

              12                                      (12)


                                    8              406,958
                                                                                             (139,584)


             136                                   178,879
                                                                                                98,487

                                                    88,319
                                                                                                 1,282
                                                                    (1,750,413)
                                                                      (150,062)
     -----------          -----------          -----------          -----------          -------------

    $      1,759         $         54        $   7,583,236        $ (5,407,031)        $     (152,474)
     ===========          ===========          ===========          ===========          =============


                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS END DECEMBER 31, 1997, 1996 AND 1995


                                                                                  1997                1996                1995
                                                                              -------------       -------------       -------------

CASH FLOWS  FROM OPERATING ACTIVITIES:
    Net loss                                                                 $  (1,750,413)      $    (824,735)      $  (1,186,843)
    Adjustments to reconcile net loss to net cash
      provided  by (used in) operating activities:
                Depreciation, depletion, and amortization                        1,624,759             466,097             331,315
                Abandoned leases                                                                        85,696              51,618
                Common stock and warrants issued and charged to                     88,318             122,276             358,865
                operations
                Provision for bad debts                                              1,282              61,482
                (Increase) decrease in accounts
                   receivable - trade, net                                        (242,944)           (458,820)            (80,099)
                (Increase) decrease in prepaid expenses                            (52,151)             35,249             (32,113)
                (Increase) decrease in discounts on notes payable                   10,511              33,334             (43,846)
                Increase (decrease) in accounts payable
                   and accrued expenses                                            568,566             779,098              71,888
                                                                              -------------       -------------       -------------

                   Net cash provided by (used in) operating activities             247,928             299,677            (529,215)
                                                                              -------------       -------------       -------------

CASH FLOWS  FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                          (2,626,655)         (2,713,569)           (245,309)
    (Increase) in accounts and notes and receivable - related party               (139,584)            (83,416)            (31,242)
    Payments received on loans to related parties                                   25,305              23,050             171,979
                                                                              -------------       -------------       -------------

                       Net cash used in investing activities                    (2,740,934)         (2,773,935)           (104,572)
                                                                              -------------       -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock, net                                        153,390             559,145
    Proceeds from sale of preferred stock, net                                     406,967           1,981,728
    Payments on debt                                                            (1,941,602)           (743,875)           (220,526)
    Proceeds from debt issuance                                                  4,566,355             823,206             834,000
    Dividends paid                                                                (150,062)            (72,017)
                                                                              -------------       -------------       -------------

                       Net cash provided by financing activities                 3,035,048           2,548,187             613,474
                                                                              -------------       -------------       -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   542,042              73,929             (20,313)

CASH AND CASH EQUIVALENTS,
    beginning of year                                                               84,477              10,548              30,861
                                                                              -------------       -------------       -------------

CASH AND CASH EQUIVALENTS,
    end of year                                                               $    626,519       $      84,477       $      10,548
                                                                              =============       =============       =============

CASH PAID FOR INTEREST                                                        $    922,563       $     202,111       $      85,214
                                                                              =============       =============       =============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1.   Summary of Significant Accounting Policies

     The  following  is  a  summary  of  the  significant   accounting  policies
consistently applied by management in the preparation of the accompanying financial statements.


     Organization/Concentration of Credit Risk

     GulfWest Oil Company and subsidiaries (the "Company") intends to pursue the acquisition of quality oil and gas prospects which have proved developed and undeveloped reserves and the development of prospects with third party industry partners.

     The accompanying financial statements include the Company and its wholly-owned subsidiaries: WestCo Producing Company (WestCo), formed in 1995; Vanco Well Service, Inc. ("Vanco"), GulfWest Texas Company ("GWT") and GulfWest Permian Company ("GWP") all formed in 1996; and DutchWest Oil Company formed in 1997. All material intercompany transactions and balances are eliminated upon consolidation.

     The Company grants credit to independent and major oil and gas companies for the sale of crude oil and natural gas. In addition, the Company grants credit to joint owners of oil and gas properties which the Company, through WestCo, operates. Such amounts are secured by the underlying ownership interests in the properties. The Company also grants credit to various third parties through Vanco for well servicing operations.

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

     Non-Cash Investing and Financing Activities:

     In 1997, the Company acquired other property and equipment through the issuance of debt totaling $130,875. Additionally, the Company exchanged a related party note receivable of $73,782 for oil and gas properties. 51,250 shares of common stock were issued to related parties upon the exercise of warrants and paid for by conversion of accrued expenses to such parties of $26,250.

     In 1996, a $150,000 note payable was converted to preferred stock. In addition, the Company acquired oil and gas properties and other property and equipment through the issuance of debt totaling $9,291,864 and $348,486, respectively. A $500,000 note payable was converted to common stock in 1996.

     In 1995, the Company acquired oil and gas properties through the assumption and issuance of debt totaling $720,508. Additionally, the Company financed $50,061 towards the purchase of other property and equipment.

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

     As the Company acquires significant oil and gas properties, any unproved property that is considered individually significant is periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Capitalized costs of producing oil and gas properties and support equipment, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method.

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

     Oil and Gas Revenues

     The Company recognizes oil and gas revenues on the sales method as oil and gas production is sold. Differences between sales and production volumes during the years ended December 31, 1997, 1996, and 1995 were not significant.

     Fair Value of Financial Instruments

     At December 31, 1997 and 1996, the Company's financial instruments consist of notes receivable from related parties, notes payable and long-term debt. The Company believes that the recorded values approximate fair value.

                      GULFWEST OIL COMPANY AMD SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1.   Summary of Significant Accounting Policies - continued

     Earnings (Loss) Per Share

     Earnings (loss) per share are calculated based upon the weighted-average number of outstanding common shares. Diluted earnings (loss) per share are calculated based upon the weighted-average number of outstanding common shares, plus the effect of dilutive stock options, warrants, convertible preferred stock and convertible debentures.

          The Company has adopted  Statement of financial  Accounting  Standards
     (SFAS) No. 128 "Earnings Per Share", which requires that both basic earnings (loss) per share and diluted earnings (loss) per share be presented on the face of the statement of operations. All per-share amounts are presented in a diluted basis, that is, based upon the weighted-average number of outstanding common shares and the effect of all potentially diluted common shares. Implementation of SFAS No. 128 had no effect on previously reported loss per share amounts.

     Reclassifications

          Some amounts on the 1996 and 1995 financial statements have been reclassified to conform to 1997 presentation. Such reclassifications had no effect on results of operations for 1996 and 1995.

     Impairments

          Impairments, measured using fair market value, are recognized whenever events or changes in circumstances indicate that the carrying amount of long-lived assets (other than unproved oil and gas properties discussed above) may not be recoverable and the future undiscounted cash flows attributable to the asset are less than its carrying value.

     Stock Based Compensation

          In October 1995, SFAS No. 123, "Stock Based Compensation," (SFAS 123) was issued. This statement requires the Company to choose between two different methods of accounting for stock options and warrants. The statement defines a fair-value-based method of accounting for stock options and warrants but allows an entity to continue to measure compensation cost for stock options and warrants using the accounting prescribed by APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Use of the APB 25 accounting method results in no compensation cost being recognized if options are granted at an exercise price at the current market value of the stock or higher. The Company will continue to use the intrinsic value method under APB 25 but are required by SFAS 123 to make pro forma disclosures of net income and earnings per share as if the fair value method had been applied in its 1997 and 1996 financial statements. See Note 6 to the consolidated financial statements for further information.

     Implementation of New Financial Accounting Standards

          In June 1997, SFAS No. 130, "Reporting Comprehensive Income", was issued. The statement must be adopted by the Company in the first quarter of 1998. Under provisions of this statement, the Company will be required to include a financial statements presentation of comprehensive income and its components to conform to these new requirements. Implementation of this disclosure standard is not expected to affect the Company's financial position or results of operations.

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2.   Operations and Management Plans

     At December 31, 1997, the Company had suffered recurring operating losses, had cash on hand of approximately $626,500 and its current liabilities exceeded its current assets by $1,342,860. Subsequent to year end, the Company purchased an additional 27 oil wells in Pecos County, Texas for $2.6 million and refinanced its outstanding senior debt of approximately $7.4 million plus accrued interest of approximately $200,000 with Chase of Texas, N.A. with a note totaling $10.2 million. The note bears interest at the prime rate for the first 6 months and the prime rate plus one-half percent for the subsequent 6 months, with the principal due March 20, 1999. The Company also paid $300,000 cash in connection with the purchase ($200,000 is included as deposits on oil and gas properties on the balance sheet), $170,000 in workover costs on the properties (included in accounts receivable on the balance sheet) and issued the seller a $162,675 note payable with interest at 8% due September 20, 1998. Subject to obtaining clear title, the Company intends to purchase additional properties from the same seller for $1,450,000 by increasing the aforementioned bank note and seller note $1,000,000 and $450,000, respectively.

     The Company's revolving line of credit of $2.75 million, bearing interest at the prime rate, was extended to April 10, 2000 and a $1 million note, bearing interest at the prime rate, from a director, was extended to June 30, 1999. The director further agreed that, at the Company's option, the loan may be exchanged for common stock of the Company. Also, in March, 1997, the Company obtained a $500,000 line of credit from a bank, interest at prime, due April, 1999.

     Subsequent to year end, the shareholders approved the offering, sale and issuance of shares of the Company's common stock through a private placement at a price to be determined whereby gross proceeds of at least $500,000 and up to $5.5 million are anticipated to be raised. If fully subscribed, the Company expects to use the proceeds from the offering for working capital and general corporate purposes. These general purposes may include (i) approximately $2.75 million for payment of the current balance of a revolving credit facility with a financial institution and personally guaranteed by a director (this credit facility would continue to be available to the Company for acquisition, development and enhancement of oil and gas properties); (ii) approximately $1 million for repayment of a drilling loan from a director (as noted above, the director has agreed to convert the outstanding principal amount of the note to common stock, at the option of the Company); and (iii) approximately $600,000 for placement agent fees and expenses of the offering. The use of proceeds is subject to change, however, based upon the number of shares of common stock sold in the offering, the amount of net proceeds to the Company, competitive developments and the availability to the Company of other methods of financing.

     In January 1998, the Company commenced a program to drill 17 infield wells in the Vaughn Field, Crockett County, Texas. If successful, upon completion of the drilling program, the Company estimates it will increase its proved producing oil reserves in the Such Field from approximately 700,000 barrels to an estimated 1.7 million barrels.

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

     Management's acquisition strategy is for the Company to be an aggressive consolidator of small, under-capitalized operators with undeveloped properties and oil and gas properties that may be non-core to larger independent and major oil and gas companies.

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

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 3.   Cost of Oil and Gas Properties

     The following tables set forth certain information with respect to the Company's oil and gas producing activities for the periods presented:

     Capitalized Costs Relating to Oil and Gas Producing Activities:

                                                                        1997                 1996
                                                                 ----------------       --------------

          Unproved oil and gas properties                        $          4,585       $       37,910
          Proved oil and gas properties                                16,292,916           14,469,593
          Support equipment and facilities                                733,255              353,968
                                                                 ----------------       --------------
                                                                       17,030,756           14,861,471
          Less accumulated depreciation,
             depletion and amortization                          (      2,513,105)      (    1,070,883)
                                                                 ----------------       --------------
          Net capitalized costs                                  $     14,517,651       $   13,970,588
                                                                 ================       ==============

     Results of Operations for Oil and Gas Producing Activities:

                                                                       1997                  1996                 1995
                                                                 ----------------       --------------       -------------
          Oil and gas sales                                      $      4,269,032       $    1,549,069       $     511,355
          Gathering system revenues                                                                                 32,385
          Production costs                                       (      2,139,128)      (      656,957)      (     416,103)
          Exploration costs (lease abandonments)                                        (       85,696)      (      51,618)
          Depreciation, depletion and amortization               (      1,470,368)      (      391,494)      (     289,112)
                                                                 ----------------       --------------       -------------
          Income tax expense
          Results of operations for oil and gas
            producing activities - income (loss)                 $        659,536       $      414,922       ($    213,093)
                                                                 ================       ==============       =============

     Costs Incurred in Oil and Gas Producing Activities:

                                                                        1997                 1996                 1995
                                                                 ----------------       --------------       -------------

          Property Acquisitions
               Proved                                            $        683,645       $   11,158,616       $     956,058
               Unproved                                                     4,585
          Development Costs                                             1,477,458              273,799             114,779

                                                                 ----------------       --------------       -------------
                                                                 $      2,165,688       $   11,432,415       $   1,070,837
                                                                 ================       ==============       =============


     On July 3, 1994, the Company exercised its option under the Investment Letter and Subscription Agreement with Madisonville Project, Ltd. (the "Partnership"), an unrelated party, to convert $500,000 of the note receivable from the Partnership into 100 Partnership units. At December 31, 1994, the Company's 100 units represent an interest of 32.46% of the Partnership. Per the agreement with the Partnership, income and expenses are to be distributed between partners based on the weighted average interest in the partnership during the year. As a result of the investment in the Partnership, the balance sheet of the Partnership as of December 31, 1997 and 1996, and its results of operations for the years ended December 31, 1997, 1996 and 1995 have been proportionately consolidated with the accompanying balance sheets, statements of operations and cash flows of the Company. All material intercompany transactions and balances have been eliminated in consolidation.

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 3.   Cost of Oil and Gas Properties - continued

     Costs Incurred in Oil and Gas Producing Activities: - continued

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

     In 1996, the Company acquired significant oil and gas reserves from an unrelated entity in two separate transactions. In the first transaction ("Phase I"), the Company acquired various properties for $3,000,000. $1,500,000 was paid at closing and a $1,500,000 note payable was issued. In the second transaction ("Phase II"), the Company acquired various properties for $7,654,000. $150,000 was paid at closing and two notes payable totaling $7,504,000 were issued. In connection with the Phase I and Phase II transactions, the Company incurred $150,000 in commissions to a related party.

     In 1997, the Company acquired an oil and gas property in satisfaction of a $73,782 note receivable from a related party. In connection with two other property acquisitions in 1997, the Company incurred a total of $62,500 in commissions to a related party.

     Supplemental unaudited pro forma information presenting the results of operations for the years ended December 31, 1996 and 1995, as if the Phase I and Phase II transactions had occurred as of January 1, 1996 and 1995:

                                                                                       Year Ended           Year Ended
                                                                                       December 31,         December 31,
                                                                                          1996                 1995
                                                                                       ------------         ------------
     Revenues                                                                        $    4,945,513       $    3,347,456
     Costs and expenses                                                                   4,526,103            4,504,947
                                                                                    ----------------     ----------------
          Income (loss) from operations                                                     419,410      (     1,157,491)
     Other income and expense                                                       (     1,081,997)     (       866,352)
     Income taxes                                                                   ----------------     ----------------

          Net income (loss)                                                         ($      662,587)     ($    2,023,843)
                                                                                    ================     ================

          Earnings (loss) per share - basic and diluted                             ($         0.52)     ($         2.00)
                                                                                    ================     ================

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4.   Accrued Expenses

     Accrued expenses consisted of the following:

                                                                                       December 31,         December 31,
                                                                                          1997                  1996
                                                                                     ---------------       -------------

          Payroll and payroll taxes                                                  $       79,366        $      23,729
          Interest                                                                          181,525              106,634
          Professional fees                                                                  21,000               20,000
          Sales taxes                                                                         8,471                7,300
                                                                                     --------------        -------------
                                                                                     $      290,362        $     156,663
                                                                                     ==============        =============


Note 5.   Notes Payable and Long-Term Debt

     Notes payable is as follows:
                                                                                         1997                   1996
                                                                                     --------------        -------------

          $500,000 notes payable (including $150,000 to
            related parties) due October through November,
            1998.  12% interest payable quarterly; secured by
            20% interest in the Madisonville Project, Ltd. (Note 3).
            Note may be converted in whole or in part prior to
            maturity into common stock (subject to the Company
            raising at least $3,000,000 in a private offering of
            common stock), at a price equal to 80% of the price
            per share of the common stock sold in such offering.                     $      500,000        $
                                                                                     ==============        =============

     Long-term debt is as follows:

          Line of credit (up to $2,750,000 to bank; due January 10,
            1998 (or upon demand); secured by guarantee of a
            director.  Interest at prime rate (8.5% at
            December 31, 1997).                                                      $    2,729,515        $

          Nonrecourse debt to the Partnership to acquire
            oil and gas properties, at 8% interest per annum.                               865,210              865,210

          Subordinated promissory notes, net of discount of $10,511
            in 1996, to various individuals at 9.5% interest per annum;
            $25,000 retired April, 1997; $475,000 including $350,000
            to related parties due in April, 1998.                                          475,000              489,489

          Notes payable to finance vehicles, payable in in aggregate monthly installments of approximately $10,000 including
            interest of 8.5% to 10.5% per annum; secured by the related
            equipment, due various dates through 2001.                                      245,609              182,813

          Non-interest bearing notes payable to unrelated entities
            (interest imputed at 10% per annum), payable in aggregate
            monthly installments of $21,860; final payments due December,
            1997 through November, 1998; secured by oil and gas well
            servicing equipment.                                                             98,968              174,333






                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 5.   Notes Payable and Long-Term Debt - continued

     Long-term debt is as follows: - continued
                                                                                          1997                 1996
                                                                                     --------------        -------------

          Note payable to unrelated entity to acquire oil and gas
            properties, payable in monthly installments of $14,343
            plus accrued interest of 1.5% above prime, final payment
            of $998,000 due October, 1999, secured by the related
            oil and gas properties.                                                       1,299,200            1,474,926

          Promissory note to director of the Company at 8.5% interest
            (prime at December 31, 1997). Due December 15,
            1998; unsecured.                                                              1,000,000

          Note payable to unrelated entity to acquire oil and
            gas properties, original amount of $7,504,000 includes
            $1,604,000 non-interest bearing note (interest imputed
            at 9% per annum); $250,000 paid in 1996; $422,000
            due in 1997 and balance of $932,000 due March, 1998
            (all including imputed interest).  Remainder of $5,900,000 due in monthly installments of $49,205 plus accrued
            interest of prime plus 1.5%; final payment of $4,274,781
            due October, 1999; secured by related oil and gas properties.                 6,132,786            7,193,378

          Note payable to shareholder, interest at 10%;
            due November, 1996 and subsequently
            retired in February, 1997.                                                                           200,000
                                                                                     --------------        -------------

                                                                                         12,846,288           10,580,149
          Less current portion                                                       (      661,233)       (   1,702,208)
                                                                                     --------------        -------------

                    Total long-term debt                                             $   12,185,055        $   8,877,941
                                                                                     ==============        =============

     Repayment on the nonrecourse debt to the Partnership is to be made from 75% of the operating cash flow from the acquired wells, with payments applied first to interest, then to principal. In addition, the lender received a 15% net profits interest, as defined in the purchase agreement, in amounts realized from the acquired properties.

     Subsequent to December 31, 1997, the following refinancing of long-term debt occurred:

          * The $2,729,515 line of credit due date was extended to April 10, 2000 and the demand feature removed.

          * The $1,000,000 promissory note to a director due date was extended to June 30, 1999.

          * The notes payable to acquire oil and gas properties totaling $7,431,986 were refinanced with a bank, as well as accrued interest of $201,717 and the financing of $2,603,512 in additional oil and gas properties on March 20, 1998. The new note ($10,237,215) is due in a lump sum amount on March 20, 1999. Interest is payable at prime rate quarterly through September 20, 1998; prime plus .5% quarterly thereafter.

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 5.   Notes Payable and Long-Term Debt - continued


     Estimated annual maturities for long-term debt, considering the above refinancing , are as follows:

          1998                                            $      661,233
          1999                                                11,250,407
          2000                                                    53,854
          2001                                                   880,794
                                                          --------------
                                                          $   12,846,288
                                                          ==============


Note 6.   Stockholders' Equity

     Common Stock                                                                         1997                 1996
                                                                                    ---------------       --------------


          Par value $.001; 20,000,000 shares authorized; 1,759,185
            and 1,611,154 shares issued and outstanding as of
            December 31, 1997 and 1996, respectively.                               $         1,759       $        1,611



     Preferred Stock

          Class AA, par value $.01; 4,000 shares authorized; 1,950 and
            1,200 shares issued and outstanding as of December 31, 1997 and 1996, respectively.  Dividends are cumulative and payable quarterly at the rate of $50 per share per annum.  Shares are redeemable at any time, at Company's option, at 120% of price paid by shareholder plus accrued dividends.  The shares are also convertible into common stock at the rate of 100 common shares for every preferred share converted. Holders of Class AA preferred also have the right to receive cumulative distributions, commencing
            December 31, 1997, of up to 25% of the net profits, as defined,
            of the oil and gas properties acquired with the Class AA proceeds.      $            19       $           12


          Class AAA, par value $.01; 4,000 shares authorized; 3,440 and
            3,421 shares issued and outstanding as of December 31,
            1997 and 1996, respectively.  Dividends are cumulative and payable quarterly at the rate of $45 per share per annum.  The shares are convertible into common stock based upon a
            purchase value of $500 per share of Class AAA stock divided by the lesser of (i) $3.50 per share or (ii) 70% of the average closing NASDAQ bid price of the common stock for the 15
            trading days that end on the 3rd business day preceding
            conversion.  In addition, the Company is obligated to pay
            $2.10 per week (from November 16, 1997; $2.00 from August 15 to November 15, 1997) per $1,000 purchase amount to Class
            AAA stock as additional dividends until sufficient securities are registered to cover public resales of common stock issuance
            upon conversion of Class AAA shares.                                                 34                   34
                                                                                    ---------------       --------------
                                                                                    $            53       $           46
                                                                                    ===============       ==============

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 6.   Stockholders' Equity - continued


     Class AA and AAA preferred shareholders have liquidation preference over common shareholders of $500 per preferred share, plus accrued dividends. Dividends in arrears at December 31, 1997 were approximately $187,400 ($141,400
- Class AAA; $45,900 - Class AA). There was no dividends in arrears at December 31, 1996.


     Stock Options

     The Company maintains a Non-Qualified Stock Option Plan (the "Plan") which authorizes the grant of options of up to 200,000 shares of common stock. Under the Plan, options may be granted to any of the Company's key employees (including officers), directors, or advisors. The Plan is administered by the Stock Option Committee of the Board of Directors. All options granted under the Plan have been granted at an option price of $3,00 per share. In addition, the Company has granted stock options to outside parties, including 500,000 options to a director related to the issuance and quarantee of Company debt. Following is a schedule by year of the activity related to stock options, including weighted-average ("WTD AVG") exercise prices of options in each category.


                                                                             1997                        1996
                                                                     ---------------------       -------------------
                                                                     WTD AVG                     WTD AVG
                                                                     Prices         Number        Prices      Number
                                                                     -------       ---------      -------    ---------
      Balance, January 1                                            $  3.06         215,000      $  3.07      205,000
          Options issued                                            $  2.77         585,000      $  3.00       10,000
          Options exercised/expired                                 $                            $
                                                                    =======         =======      =======      =======

     Balance, December 31                                           $  2.85         800,000      $  3.06      215,000
                                                                    =======         =======      =======      =======


     Options covering 740,000 (1996 - 215,000) common shares were exercisable at December 31, 1997, at a weighted-average option price of $2.84 (1996 - $3.06) per share. Following is a schedule by year and by exercise price of the expiration of the Company's stock options issued as of December 31, 1997:

                                        1998        1999         2000         2001        2002         Total
                                        ----       -------      -------     -------     -------       -------

               $2.56                                            100,000                               100,000
               $2.62                                            150,000                               150,000
               $2.87                                            250,000                               250,000
               $3.00                               100,000                   10,000      85,000       195,000
               $3.13                               105,000                                            105,000
                                        ----       -------      -------     -------     -------       -------

                                                   205,000      500,000      10,000      85,000       800,000
                                        ====       =======      =======     =======     =======       =======

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 6.   Stockholders' Equity - continued


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

                                                                             1997                       1996
                                                                   --------------------------    ---------------------
                                                                     WTD AVG                     WTD AVG
                                                                     Prices         Number        Prices     Number
                                                                   ----------    ------------    -------  ------------

          Balance, January 1                                       $     3.16      2,702,055     $  3.84      867,555
          Warrants issued                                          $     3.00         93,750     $  2.84    1,986,500
          Warrants exercised/expired                               $     1.54    (   141,250)    $  2.89  (   152,000)
                                                                   ==========    ============    =======  ============

          Balance, December 31                                     $     3.23      2,654,555     $  3.16    2,702,055
                                                                   ==========    ===========     =======  ===========


     Included in the "warrants exercised/expired" column in 1997 were 51,250 $.50 warrants exercised by related parties. The remaining 90,000 warrants expired. Included in the "warrants issued" and "warrants exercised/expired" columns in 1996 are 121,000 warrants issued in 1995 whose expiration dates were extended in 1996. The remaining 31,000 warrants expired.

     Following is a schedule by year and by exercise price of the expiration of the Company's stock warrants issued as of December 31, 1997:


                                        1998        1999         2000         2001        2002    Thereafter     Total
                                      --------    ---------     ------       ------       ----    ----------   ---------


          $  .475                                                                                    68,546       68,546
             .50                         1,875                                                       28,630       30,505
            1.50                                    175,000                                                      175,000
            1.75                       182,000      449,250                                                      631,250
            1.80                        33,750                                                                    33,750
            2.00                         2,500                                                                     2,500
            2.25                                                             40,000                               40,000
            2.50                        25,000       75,000                                                      100,000
            3.00                                                                                    666,754      666,754
            3.25                        47,500                                                                    47,500
            4.50                                    174,250                                                      174,250
            5.00                       138,500      106,000                                         100,000      344,500
            5.75                                     50,000                                          40,000       90,000
            6.00                       200,000                                                                   200,000
            7.50                        50,000                                                                    50,000
                                       -------    ---------     ------       ------       ----      -------    ---------
                                       681,125    1,029,500                  40,000                 903,930    2,654,555
                                       =======    =========     ======       ======       ====      =======    =========



     Warrants outstanding to officers, directors and employees of the Company at December 31, 1997and 1996 were approximately 1,300,000 and 1,160,000, respectively. The exercise prices on these warrants range from $.475 to $6.00 and expire various dates through 2006.

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 6.   Stockholders' Equity - continued

     Other Stock Based Compensation Disclosures

     During 1997 and 1996, the Company issued options and warrants totaling 85,000 (25,000 exercisable) and 653,000 (all exercisable), respectively, to employees as compensation. No compensatory equity instruments were issed to employees in 1995. As disclosed in Note 1, the Company continues to use the intrinsic value based method of APB 25 to measure stock based compensation. If the Company had used the fair value method required by SFAS 123, the Company's net loss and per share information would approximate the following amounts:

                                                                  1997                               1996
                                                    ---------------------------------     ---------------------------
                                                    As Reported            Pro Forma      As Reported      Pro Forma
                                                    -----------           -----------     -----------     -----------


        SFAS 123 compensation cost                  $                     $     9,500     $               $   390,150

        APB 25 compensation cost                    $                     $               $               $

        Net loss                                    ($1,750,413)          ($1,759,913)   ($   824,735)   ($ 1,214,885)

        Loss per common share -
            basic and diluted                       ($     1.21)          ($     1.22)   ($       .71)   ($      1.02)

     The effects of applying SFAS 123 as disclosed above are not indicative of future amounts. The Company anticipates making additional stock based employee compensation awards in the future.

     The Company utilized the Black-Sholes option pricing model to estimate the fair value of the options and warrants on the grant date. A 60% discount off the NASDAQ market price at the measurement date was utilized because of (1) the restricted nature of the stock underlying the options/warrants and (2) the dilutive effect of the substantial number of options/warrants issued and outstanding. Accordingly, the exercise price of all stock options and warrants issued in 1997 and 1996 exceeded the discounted market price at the measurement date. Other significant assumptions include (1) 5.75% risk free interest rate;
(2) weighted average expected life of 1997 - 3 years; 1996 - 4.95 years; (3) expected volatility of 1997 - 77.68%; 1996 - 81.89% and (4) no expected dividends.

Note 7.   Loss Per Common Share

          The following is a reconciliation of the numerators and denominators used in computing loss per share:

                                                             1997             1996               1995
                                                         -------------    -------------     -------------

          Net loss                                       ($ 1,750,413)    ($   824,735)     ($ 1,186,843)
          Preferred stock dividends                      (    337,462)    (     72,017)
                                                         -------------    -------------     -------------
          Loss available to common
             shareholders (numerator)                    ($ 2,087,875)    ($   896,752)     ($ 1,186,843)
                                                         =============    =============     =============
          Weighted-average number of shares
             of common stock (denominator)                  1,725,926        1,266,974         1,010,765
                                                         ============     =============     =============

          Loss per share                                 ($      1.21)    ($       .71)     ($      1.17)
                                                         =============    =============     =============


          Potential dilutive securities (1997 - stock options, stock warrants, convertible preferred stock and convertible debentures; 1996 - stock options, stock warrants and convertible preferred stock; 1995 - stock options and stock warrants) have not been considered since the Company reported a net loss and, accordingly, their effects would be antidilutive.

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 8.   Related Party Transactions


          On December 1, 1992, Ray Holifield and Associates, Inc. executed an unsecured promissory note to the Company for $118,645 with interest at 10% per annum, due on October 1, 1993. At December 31, 1993, the note was still outstanding. During 1994, the Company entered into an agreement with the Holifield Trust in which Holifield will make payments on the past due note from future oil and gas revenue. During 1995, $10,995 of interest payments were received. No principal payments were received during 1997 or 1996. At December 31, 1997 the unsecured promissory note has been fully reserved.

          On December 1, 1992, Parkway Petroleum Company, a Ray Holifield related company, executed an unsecured promissory note to the Company for $54,616 with interest at 10% per annum, due on October 1, 1993. The note was issued for amounts due from contract drilling services provided by the Company. At December 31, 1993, the note was still outstanding. During 1994, the Company entered into an agreement with the Holifield Trust in which Holifield will make payments on the past due note from future oil and gas revenue. During 1995, $6,250 of interest payments were received. No principal payments were received during 1997 or 1996. At December 31, 1997, the unsecured promissory note has been fully reserved.

          On January 10, 1994, the Company entered into a consulting agreement with Williams whereby the Company would provide management and accounting services for $25,000 per month for a period of one year. The Company accrued the consulting fees with an offset to deferred income until payment of the fees are actually received. During 1994, $172,140 was recorded as consulting fee income. Beginning in the second quarter 1994, the Company began recognizing consulting income only as cash payments were received. Prior to the second quarter, $75,000 in consulting fee revenue was accrued. The Company has received $97,140 in consulting fee payments. As of December 31, 1994, the receivable from Williams of $202,860 for consulting fees has been offset by deferred income of $127,860 and a provision for doubtful accounts of $75,000. Effective January 1, 1995, the Company received a promissory note from Williams in the amount of $202,860, bearing interest at the rate of 10% per annum, and payable in quarterly installments of principal and interest of $15,538.87. During 1997 and 1996, the Company received no payments on this note. At December 31, 1997, the unsecured promissory note has been fully reserved.

          As of December 31, 1995, the Company had accrued compensation for two officers of the Company totaling $54,123. On March 27, 1996, notes due April 1, 1997 were issued to these two officers for this amount. Additionally, the Company has accrued consulting fees to ST Advisory Corp., a related party owned by a director of the Company, totaling $12,500 for services performed in connection with economic evaluations and nonrecourse financing arrangements for future acquisitions of oil and gas properties and other corporate development opportunities. As of December 31, 1996, accrued compensation to one officer totaled $10,500. At December 31, 1997, accrued compensation to three officers totaled approximately $75,000.

          Interest  expensed  on  related  party  notes  totaled   approximately
     $49,000,  $26,000 and $19,000 for the years  December  31,  1997,  1996 and
     1995, respectively.

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 9.   Income Taxes

               The  components  of the net  deferred  federal  income tax assets
          (liabilities) recognized in the Company's balance sheet were as follows:

                                                                                      December 31,          December 31,
                                                                                         1997                  1996
                                                                                    ----------------     ----------------

          Deferred tax assets
               Provision for bad debts                                              $       152,398      $       151,962
               Net operating loss carryforwards                                           1,521,758              977,174

          Deferred tax liability
               Oil and gas properties                                               (        30,600)     (        20,199)
                                                                                    ----------------     ----------------
          Net deferred tax assets before
            valuation allowance                                                           1,643,556            1,108,937

          Valuation allowance                                                       (     1,643,556)     (     1,108,937)
                                                                                    ----------------     ----------------

          Net deferred tax assets (liabilities)                                     $                    $
                                                                                    ================     ================


     As of December 31, 1997 and 1996, the Company did not believe it was more likely than not that the net operating loss carryforwards would be realizable through generation of future taxable income; therefore, they were fully reserved.

     The following table summarizes the difference between the actual tax provision and the amounts obtained by applying the statutory tax rate of 34% to the loss before income taxes for the years ended December 31, 1997 and 1996.

                                                                                          1997                 1996
                                                                                     ---------------     ----------------


          Tax benefit calculated at statutory rate                                   ($     595,140)     ($      280,410)

          Increase (reductions) in taxes due to:

               Effect of net operating loss carryforwards                                   562,638              210,294

               Effect on non-deductible expenses                                             42,703               71,306

               Other                                                                 (       10,201)     (         1,190)
                                                                                     ---------------     ----------------

          Current federal income tax provision                                       $                   $
                                                                                     ===============     ================

     As of December 31, 1997, the Company had net operating loss carryforwards of $4,475,758, which are available to reduce future taxable income and the related income tax liability. These carryforwards expire as follows:

                                                                                          Net
                                                                                       Operating
                                                                                         Losses
                                                                                     --------------

                    2004                                                             $       73,939
                    2006                                                                    217,957
                    2008                                                                    152,504
                    2009                                                                    636,826
                    2010                                                                  1,174,305
                    2011                                                                    565,410
                    2012                                                                  1,654,817
                                                                                     --------------

                                                                                     $    4,475,758
                                                                                     ==============

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 10.    Commitments and Contingencies



     Lease Obligations

     The Company leases office space at two locations. Both lease agreements are maintained on a month-to- month basis. The Company also leases four compressors used in the production of oil and gas revenue.


     Year 2000 Computer Issues

     To date, the Company has not made an assessment of the effects, if any, on its business, operations or operating systems of the widely reported year 2000 computer problem.


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

     The following unaudited table sets forth proved oil and gas reserves, all within the United States, at December 31, 1997, 1996, and 1995, together with the changes therein.








                                      F-22



                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 11.    Oil and Gas Reserves Information (Unaudited) - continued

                                                                                          Crude Oil          Natural Gas
                                                                                            (Bbls)              (Mcf)
                                                                                         -----------         ------------
     QUANTITIES OF PROVED RESERVES:


            Balance December 31, 1994                                                       108,504            6,095,356

               Revisions                                                                 (   16,991)         (   963,894)
               Extensions, discoveries, and additions                                       274,585              823,752
               Purchases                                                                     85,782            1,875,897
               Sales                                                                     (    1,421)         (   510,853)
               Production                                                                (   10,656)         (   226,703)
                                                                                         -----------         ------------

            Balance December 31, 1995                                                       439,803            7,093,555

               Revisions                                                                     47,808          (   379,529)
               Extensions, discoveries, and additions                                       250,995            1,132,433
               Purchases                                                                  3,008,522              689,515
               Sales                                                                     (   34,000)         (   350,000)
               Production                                                                (   55,175)         (   225,501)
                                                                                         -----------         ------------

            Balance December 31, 1996                                                     3,657,953            7,960,473


               Revisions                                                                 (  160,726)         (     5,028)
               Extensions, discoveries, and additions                                     1,340,770
               Purchases                                                                     55,204              495,797
               Sales                                                                     (   15,876)         ( 1,984,621)
               Production                                                                (  200,898)         (   271,263)
                                                                                         -----------         ------------

            Balance December 31, 1997                                                     4,676,427            6,195,358
                                                                                         ===========


          PROVED DEVELOPED RESERVES:


            December 31, 1995                                                               140,702            3,688,906
                                                                                         -----------         ------------

            December 31, 1996                                                             2,498,287            4,067,278
                                                                                         -----------         ------------

            December 31, 1997                                                             2,158,239            4,286,755
                                                                                         -----------         ------------


                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 11.    Oil and Gas Reserves Information (Unaudited) - continued

     STANDARDIZED MEASURE:

     Standardized measure of discounted future net cash flows relating to proved reserves:


                                                                 1997               1996            1995
                                                              -----------       ------------     -----------

         Future cash inflows                                  $87,414,045       $117,580,889     $21,873,331

         Future production and development costs
            Production                                         35,441,101         42,128,957       6,942,953
            Development                                         9,937,663          6,596,609       3,876,951
                                                              -----------       ------------     -----------

         Future cash flows before income taxes                 42,035,281         68,855,323      11,053,427
         Future income taxes                                 (  7,852,795)     (  17,027,637)   (  2,069,248)
                                                              -----------       ------------     -----------

         Future net cash flows after income taxes              34,182,486         51,827,686       8,984,179
         10% annual discount for estimated
           timing of cash flows                              ( 13,419,225)     (  21,704,010)   (  3,076,444)
                                                              -----------       ------------     -----------

         Standardized measure of discounted
           future net cash flows                              $20,763,261       $ 30,123,676     $ 5,907,735
                                                              ===========       ============     ===========


     The following reconciles the change in the standardized measure of discounted future net cash flows:


         Beginning of year                                    $30,123,676       $  5,907,735     $ 3,120,683

         Changes from:
            Purchases                                             551,704         22,269,011       1,223,501
            Sales                                            (  3,076,199)     (   1,307,000)   (    263,598)
            Extensions, discoveries and improved
                recovery, less related costs                    7,167,886          4,174,440       2,588,778
            Sales of oil and gas produced net of
                production costs                             (  2,129,904)     (     892,112)    (   135,538)
            Revision of quantity estimates                   (    860,133)     (     164,080)    ( 1,157,929)
            Accretion of discount                               4,002,061            715,122         312,068
            Change in income taxes                              5,126,956      (   8,653,448)    (   806,057)
            Changes in estimated future
                development costs                            (  1,429,664)     (     673,185)    ( 1,328,518)
           Development costs incurred that
                reduced future development costs                1,447,458            273,799         114,779
           Change in sales and transfer prices,
                net of production costs                      ( 19,265,762)         7,576,032       1,963,197
           Changes in production rates (timing)
                and other                                    (    894,818)           897,362         276,369
                                                              -----------       ------------     -----------
         End of year                                          $20,763,261       $ 30,123,676     $ 5,907,735
                                                              ===========       ============     ===========

                          INDEPENDENT AUDITOR'S REPORT






Stockholders and Board of Directors
GULFWEST OIL COMPANY


Our report on the consolidated financial statements of GulfWest Oil Company as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, is included on page F-1. In connection with our audit of such financial statements, we have also audited the related financial statement schedule for the years ended December 31, 1997, 1996 and 1995 on page F-26.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




\s\ WEAVER AND TIDWELL, L.L.P.
WEAVER AND TIDWELL, L.L.P.

Dallas, Texas
March 25, 1998

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                   BALANCE                                                BALANCE
                                                      AT                                                  AT END
                                                  BEGINNING
                                                      OF           PROVISIONS/        RECOVERIES/           OF
              DESCRIPTION                           PERIOD          ADDITIONS         DEDUCTIONS          PERIOD
----------------------------------------        --------------    --------------    ---------------   ---------------

For the year ended
    December 31, 1995:

       Accounts and notes receivable -
          related parties                     $        395,364  $                  $                 $        395,364
                                                ==============    ==============    ===============   ===============

       Valuation allowance for
          deferred tax assets                 $        419,572  $        461,533   $                 $        881,105
                                                ==============    ==============    ===============   ===============


For the year ended
    December 31, 1996:

       Accounts and notes receivable -
          related parties                     $        395,364  $         61,842   $         10,258  $        446,948
                                                ==============    ==============    ===============   ===============

       Valuation allowance for
          deferred tax assets                 $        881,105  $        227,832   $                 $      1,108,937
                                                ==============    ==============    ===============   ===============


For the year ended
    December 31, 1997:

       Accounts and notes receivable -
          related parties                     $        446,948  $          1,282   $                 $        448,230
                                                ==============    ==============    ===============   ===============

       Valuation allowance for
          deferred tax assets                 $      1,108,937  $        534,619   $                 $      1,643,556
                                                ==============    ==============    ===============   ===============


