Form 10-Q/A
period 1997-03-31
GULFWEST OIL CO
filed 1998-04-08
CIK 813779

FORM 10-Q/A

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  for the transition period from_____ to _____

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

     This Quarterly Report on Form 10-Q/A is intended to amend and restate in their entirety the following items of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997 to ensure that the information contained in the report is true, accurate and complete as of the date of the filing of this Quarterly Report on Form 10-Q/A, April 8, 1998:

 Part I:           Financial Information

 Item 1.           Financial Statements
                   Consolidated Statements of Operations-for the three months ended March 31, 1997, and 1996
                   Consolidated Statements of Cash Flows-for the three-
                      months ended March 31, 1997, and 1996
                   Notes to Consolidated Financial Statements

 Item II:          Management's Discussion and Analysis
                       of Financial Condition and Results
                       of Operations

     The above items have been amended to give effect to (1) Preferred Stock dividend requirements, (2) the elimination of revenues and expenses of VanCo Well Service, Inc., a subsidiary of the Company, attributable to work performed for other subsidiaries of the Company, (3) eliminate the Company's Working Interest share of overhead and truck income related to the operations of its oil and gas properties, and (4) eliminate interest income from the Company's investment in a partnership generated from the Company's indebtedness to that partnership.

     All other information in the report remains as previously filed with the Commission in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997 and is incorporated by reference herein.



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


                              GULFWEST OIL COMPANY
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                               March 31,        December 31,
                                                                                                 1997               1996
Current Liabilities:
  Current Portion of Long-Term Debt                                                          $ 2,967,373       $  1,702,208

  Accounts Payable - Trade                                                                     1,489,858          1,018,419
  Accrued Expenses                                                                               102,256            156,663

    Total Current Liabilities                                                                  4,559,487          2,877,290

Long-Term Debt, Net of Current Portion                                                         7,763,783          8,352,941
Long-Term Debt, Related Parties                                                                  325,000            525,000

    Total Long-Term Debt                                                                       8,088,783          8,877,941

Commitments and Contingencies                                                                       -                  -


Stockholders' Equity:
  Preferred Stock, Par Value at $.01, 10,000,000 Shares
    Authorized, 4,621 and 4,621 Shares Issued and Outstanding
    in 1997 and 1996, Respectively                                                                    46                 46
  Common Stock, Par Value at $.001, 20,000,000 Shares
    Authorized, 1,696,154 and 1,611,154 Shares Issued and Outstanding
    in 1997 and 1996, Respectively                                                                 1,696              1,611
  Additional Paid-in Capital                                                                   7,304,364          6,909,092
  Retained Deficit                                                                            (3,492,279)        (3,506,556)

    Total Stockholders' Equity                                                                 3,813,827          3,404,193

    Total Liabilities and Stockholders'
      Equity                                                                                 $16,462,097       $ 15,159,424





The accompanying notes are an integral part of these consolidated financial statements.


                              GULFWEST OIL COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)


                                                                                                  1997                  1996
Revenues:
  Oil and Gas Sales                                                                           $ 1,154,621           $  202,507
  Well Servicing Revenues                                                                          73,055                 -
  Operating Overhead and Other Income                                                              77,046               38,345

    Total Revenues                                                                              1,304,722              240,852

Costs and Expenses:
  Lease Operating Expenses                                                                        397,086               94,382
  Cost of Well Servicing Operations                                                                44,475                 -
  Depreciation and Depletion                                                                      232,768               90,214
  Lease Abandonment                                                                                  -                   8,178
  General and Administrative                                                                      311,755              221,724

    Total Costs and Expenses                                                                      986,084              414,498

Income (Loss) From Operations                                                                     318,638             (173,646)

Other Income and Expense:
  Interest Income                                                                                     298                 -
  Interest Expense                                                                               (232,914)             (52,691)

    Total Other Income and Expense                                                               (232,616)             (52,691)

Net Income (Loss) Before Taxes                                                                     86,022             (226,337)

Income Tax Provision                                                                                 -                    -

Net Income (Loss)                                                                                  86,022             (226,337)

Preferred Stock Dividend Requirement                                                              (90,132)                -

Net (Loss) to Common Shareholders                                                             $    (4,110)          $ (226,337)

(Loss) Per Share                                                                              $     (.002)          $     (.21)

Weighted Average Number of Shares                                                               1,655,097            1,087,074


The accompanying notes are an integral part of these consolidated financial statements.


                              GULFWEST OIL COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                                                                    1997              1996
Cash Flows Provided (Used) By Operating Activities:
  Net Income (Loss)                                                                              $   86,022        $ (225,134)

  Adjustments to Reconcile Net Income (Loss) to Net
    Cash Provided (Used) by Operating Activities:
      Depreciation, Depletion, and Amortization                                                     232,768            90,213
      Decrease in Accounts Receivable - Related Party, Net                                             -                3,069
      Common Stock Options and Warrants Issued
        and Charged to Earnings                                                                      10,000              -
      (Increase) in Accounts Receivable - Other, Net                                               (820,885)          (55,370)
      (Increase) in Prepaid Expenses                                                                 (6,335)           (1,187)
      Increase (Decrease) in Accounts Payable                                                       471,439           (24,823)
      (Decrease) in Accrued Expenses                                                                (54,407)           (8,081)

        Net Cash Provided (Used) By Operating Activities                                            (81,398)         (221,313)

Cash Flows Provided (Used) By Investing Activities:
  Purchase of Oil and Gas Properties                                                               (538,138)           (2,011)
  Purchase of Equipment                                                                            (102,612)             -

        Net Cash Provided (Used) By Investing Activities                                           (640,750)           (2,011)

Cash Provided (Used) By Financing Activities:
  Decrease in Accounts and Notes Receivable - Related Party                                          14,964              -
  (Increase) in Notes Receivable                                                                   (100,000)             -
  (Payment) on Debt                                                                                (707,650)          (90,392)
  Amortization of Prepaid Interest                                                                     -                8,333
  (Payments) on Notes Payable - Related Parties                                                    (200,000)             -
  Proceeds From Notes Payable - Other                                                             1,383,657           100,000
  Proceeds From Sale of Common and Preferred Stock                                                  385,357           515,000
  (Payment) of Dividends                                                                            (71,745)             -

        Net Cash Provided (Used) By Financing Activities                                            704,583           532,941

Increase (Decrease) in Cash and Cash Equivalents                                                    (17,565)          309,617

Cash and Cash Equivalents, Beginning of Period                                                       84,477            10,548

Cash and Cash Equivalents, End of Period                                                         $   66,912        $  320,165

Cash Interest Paid                                                                               $  216,668        $   34,792


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


4. Loss per share has been computed based upon the weighted average number of common shares outstanding. Loss per share for the three months ended March 31, 1997 was computed by adjusting the net loss to reflect the computed preferred dividends divided by the weighted average shares outstanding at March 31, 1997. Preferred dividends were in arrears in the aggregate amount of $55,947 as of March 31, 1997.

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

Three-Month Period Ended March 31, 1997 compared to Three Month Period Ended March 31, 1996.

Oil and gas sales for the first quarter increased from $202,500 in 1996 to $1,154,600 in 1997, due to the addition of working interest ownership in the Phase I and Phase II acquisitions during the fourth quarter of 1996. Well servicing revenues for 1997 were generated by VanCo which did not commence operations until September 1996. Revenues from operating overhead and other income for 1997 increased to $77,000 and included management fees of $23,000, gain on the sale of a lease of $38,000, truck rentals of $4,000 and saltwater disposal fees of $12,000.

Lease operating expenses, depreciation and depletion increased for the period in 1997 due to the acquisition of the additional working interests discussed above.

Interest expense for the first quarter of 1997 compared to 1996 increased from $52,700 to $232,900 due to borrowing cost related to the acquisition of additional working interests in oil properties and other debt incurred during the year to finance the Company's operations. Also included is a non-cash expense of $10,000 for options issued to a non-related third party who guaranteed a $2,000,000 revolving line-of-credit.

Financial Condition and Capital Resources

     The Company realized a net profit of $86,000 or $.05 per share for the first quarter of 1997, prior to Preferred Stock dividend requirement.

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



                                             GULFWEST OIL COMPANY
                                                  (Registrant)


Date: April 8, 1998                          By: /s/ Jim C. Bigham
                                                 Jim C. Bigham
                                                 Executive Vice President and
                                                  Secretary


Date: April 8, 1998                          By: /s/ John E. Loehr
                                                 John E. Loehr
                                                 Chairman of the Board and
                                                  Chief Financial Officer