Form 10-Q/A
period 1997-06-30
GULFWEST OIL CO
filed 1998-04-08
CIK 813779

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

     This Quarterly Report on Form 10-Q/A is intended to amend and restate in their entirety the following items of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 to ensure that the information contained in the report is true, accurate and complete as of the date of the filing of this Quarterly Report on Form 10-Q/A, April 8, 1998:

 Part I:           Financial Information

 Item 1.           Financial Statements
                   Consolidated Statements of Operations-for the three months and six months ended June 30, 1997, and 1996
                   Consolidated Statements of Cash Flows-for the six
                      months ended June 30, 1997, and 1996
                   Notes to Consolidated Financial Statements

 Item II.          Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations


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

     All other information in the report remains as previously filed with the Commission in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 and is incorporated by reference herein.



                              GULFWEST OIL COMPANY

                         FORM 10-Q FOR THE QUARTER ENDED
                                  JUNE 30, 1997


                                                                                                  Page of
                                                                                                 Form 10-Q

Part I:           Financial Information

Item 1.           Financial Statements
                  Consolidated Balance Sheets, June 30, 1997,
                   and December 31, 1996                                                             3
                  Consolidated Statements of Operations-for the three months
                    and six months ended June 30, 1997, and 1996                                     5
                  Consolidated Statements of Cash Flows-for the six
                    months ended June 30, 1997, and 1996                                             6
                  Notes to Consolidated Financial Statements                                         7

Item 2.           Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                                                    8

Part II:          Other Information                                                                 None

Signatures                                                                                          11


                          PART I. FINANCIAL INFORMATION




ITEM 1.           FINANCIAL STATEMENTS.

                              GULFWEST OIL COMPANY
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996
                                   (UNAUDITED)


                                                                                                June 30,       December 31,
                                                                                                  1997             1996

                                     ASSETS

Current Assets:
  Cash and Cash Equivalents                                                                  $    251,944      $    84,477
  Accounts Receivable - Trade, Net of Allowance for Doubtful
     Accounts of -0- in 1997 and 1996                                                             671,312          612,439
  Prepaid Expenses                                                                                 67,719            2,343
  Notes Receivable                                                                                100,000              -

    Total Current Assets                                                                        1,090,975          699,259

Oil & Gas Properties, Using the Successful Efforts Method of Accounting:
  Undeveloped Properties                                                                          109,234           37,910
  Developed Properties                                                                         16,074,524       14,823,561

Other Property and Equipment                                                                    1,033,528          735,507

Less - Accumulated Depreciation, Depletion,
    and Amortization                                                                           (1,801,193)      (1,249,472)

    Net Oil and Gas Properties and
      Other Property and Equipment                                                             15,416,093       14,347,506

Long-Term Accounts and Notes Receivable -
   Related Party, Net of Allowance for Doubtful Accounts
      of $446,948 in 1997 and 1996                                                                 22,367          112,659

    Total Assets                                                                              $16,529,435      $15,159,424






The accompanying notes are an integral part of these consolidated financial statements.


                              GULFWEST OIL COMPANY
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996
                                   (UNAUDITED)



                                                                                                June 30,       December 31,
                                                                                                 1997              1996

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable - Trade                                                                    $   882,696      $ 1,018,419
  Accrued Expenses                                                                                212,986          156,663
  Current Portion of Long-Term Debt                                                             2,903,813        1,702,208

    Total Current Liabilities                                                                   3,999,495        2,877,290

Long-Term Debt, Net of Current Portion                                                          8,593,047        8,352,941
Long-Term Debt, Related Parties                                                                   325,000          525,000

    Total Long-Term Debt                                                                        8,918,047        8,877,941


Commitments and Contingencies                                                                       -                -


Stockholders' Equity:
  Preferred Stock, Par Value at $.01, 10,000,000 Shares
    Authorized, 5,065 and 4,621 shares Issued and Outstanding
    In 1997 and 1996, respectively                                                                     51               46
  Common Stock, Par Value at $.001, 20,000,000 Shares
     Authorized, 1,753,428 and 1,611,154  Shares Issued and Outstanding
     in 1997 and 1996, respectively                                                                 1,753            1,611
  Additional Paid-in Capital                                                                    7,341,176        6,909,092
  Retained Deficit                                                                             (3,731,087)      (3,506,556)

    Total Stockholders' Equity                                                                  3,611,893        3,404,193

    Total Liabilities and Stockholders'
      Equity                                                                                  $16,529,435      $15,159,424





The accompanying notes are an integral part of these consolidated financial statements.


                              GULFWEST OIL COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                    Three Months                         Six Months
                                                                   Ended June 30,                       Ended June 30,
                                                                 1997               1996            1997              1996

Revenues:
  Oil and Gas Sales                                           $ 1,056,002       $   272,090      $ 2,210,623       $   474,597
  Gathering System Income                                            -                1,768             -                2,971
  Well Servicing Revenues                                          46,786              -             119,841              -
  Operating Overhead and Other Income                              40,010            44,096          117,056            82,441

    Total Revenues                                              1,142,798           317,954        2,447,520           560,009

Costs and Expenses:
  Lease Operating Expenses                                        425,093           116,795          822,179           211,177
  Cost of Well Servicing Operations                                41,649              -              86,240              -
  Depreciation and Depletion                                      318,953            91,538          551,721           181,752
  Lease Abandonments                                                 -               77,518             -               85,696
  General and Administrative                                      345,911           236,784          657,550           458,508

    Total Costs and Expenses                                    1,131,606           522,635        2,117,690           937,133

Income (Loss) From Operations                                      11,192          (204,681)         329,830          (377,124)

Other Income and Expense:
  Interest Income                                                     143               332              441               332
  Interest Expense                                               (250,143)          (47,587)        (483,057)         (100,278)

    Total Other Income and Expense                               (250,000)          (47,255)        (482,616)          (99,946)

Net Income (Loss) Before Taxes                                   (238,808)         (251,936)        (152,786)         (477,070)

Income Tax Provision                                                 -                 -                -                 -

Net (Loss)                                                       (238,808)         (251,936)        (152,786)         (477,070)

Preferred Stock Dividend Requirement                              (59,929)             -            (150,061)             -

Net (Loss) to Common Shareholders                             $  (298,737)      $  (251,936)     $  (302,847)      $  (477,070)

(Loss) Per Share                                              $      (.17)      $      (.23)     $      (.18)      $      (.44)

Weighted Average Number of Shares                               1,735,669         1,098,644        1,695,551         1,092,681

The accompanying notes are an integral part of these consolidated financial statements.


                              GULFWEST OIL COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)


                                                                                                      1997              1996
Cash Flows Provided (Used) By Operating Activities:
  Net Income (Loss)                                                                              $  (152,786)      $  (477,070)

  Adjustments to Reconcile Net Income (Loss) to Net
     Cash Provided (Used) by Operating Activities:
      Depreciation, Depletion, and Amortization                                                      551,72 1          181,752
      Lease Abandonments                                                                                -               85,696
      Common Stock Options and Warrants Issued
         and Charged to Earnings                                                                      20,000              -
      (Increase) in Accounts Receivable - Other, Net                                                 (58,873)          (56,339)
      (Increase) Decrease in Prepaid Expenses                                                        (65,376)           10,730
      Increase (Decrease) in Accounts Payable - Other                                               (135,723)           96,556
      Increase (Decrease) in Accrued Expenses                                                         56,323            (8,234)

        Net Cash Provided (Used) By Operating Activities                                             215,286          (166,909)

Cash Flows Provided (Used) By Investing Activities:
  Purchase of Oil and Gas Properties                                                              (1,322,287)         (412,279)
  Purchase of Equipment                                                                             (298,021)          (33,440)

        Net Cash Provided (Used) By Investing Activities                                          (1,620,308)         (445,719)

Cash Provided (Used) By Financing Activities:
  Amortization Prepaid Interest                                                                         -               16,667
  (Increase) Decrease in Accounts and Notes Receivable - Related Party                                90,292           (31,245)
  (Increase) in Notes Receivable                                                                    (100,000)             -
  (Payments) on Notes Payable - Related Parties                                                     (200,000)          (23,668)
  Proceeds From Notes Payable - Other                                                              2,452,083           122,875
  (Payment) on Debt                                                                               (1,010,372)         (173,471)
   Proceeds From Sale of Common and Preferred Stock                                                  412,231           881,675
   (Payment) of Dividends                                                                            (71,745)             -

        Net Cash Provided (Used) By Financing Activities                                           1,572,489           792,833

Increase (Decrease) in Cash and Cash Equivalents                                                     167,467           180,205

Cash and Cash Equivalents, Beginning of Period                                                        84,477            10,548

Cash and Cash Equivalents, End of Period                                                         $   251,944       $   190,753

Cash Interest Paid                                                                               $   205,167       $    82,734

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

4. Loss per share has been computed based upon the weighted average number of common shares outstanding. Loss per share for the three months and six months ended June 30, 1997 was computed by adjusting the net loss to reflect the computed preferred dividends divided by the weighted average shares outstanding at June 30, 1997. Preferred dividends were in arrears in the aggregate amount of $59,929 as of June 30, 1997.

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

Three-Month Period Ended June 30, 1997 compared to Three Month Period Ended June 30, 1996.

Oil and gas sales for the second quarter increased from $272,090 in 1996 to $1,056,002 in 1997, due to the addition of the Phase I and Phase II properties during the fourth quarter of 1996. Well servicing revenues for 1997 were generated by the Company's subsidiary, VanCo Well Service, Inc. ("VanCo") which commenced operations in September 1996. Revenues from operating overhead and other income for 1997 decreased from $44,096 to $40,000 and included management fees, rentals and saltwater disposal fees.

Lease operating expenses, depreciation and depletion and general and administrative expenses increased for the period in 1997 due to the acquisitions of the additional properties discussed above and the associated expansion of operations.

Interest expense for the second quarter of 1997 compared to 1996 increased from $47,600 to $250,100 due to borrowing costs related to the acquisition of additional oil properties and other debt incurred during the year to finance the Company's operations. Also included is a non-cash expense of $10,000 for options issued to a non-related third party who guaranteed a $2,000,000 revolving line-of-credit.

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

The Company generated $117,100 in revenues from the management of oil and gas wells, rentals and saltwater disposal fees compared to management fees of $82,441 for the same period in 1996.

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

In a subsequent event, on July 2, 1997, the revolving line-of-credit was increased to $2,750,000 with the additional funds to be used for acquisitions and further enhancements of the West Texas properties. The guarantor was issued additional options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $2.56 per share.

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



                                                 GULFWEST OIL COMPANY
                                                      (Registrant)


Date: April 8, 1998                              By: /s/ Jim C. Bigham
                                                     Jim C. Bigham
                                                     Executive Vice President
                                                     and Secretary


Date: April 8, 1998                              By: /s/ John E. Loehr
                                                     John E. Loehr
                                                     Chief Financial Officer