Form 10-Q/A
period 1997-09-30
GULFWEST OIL CO
filed 1998-04-08
CIK 813779

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

                           NO                        YES  X

1,759,185 shares of the registrant's Class A Common Stock, $.001 par value per share, were outstanding as of November 13, 1997.

     This Quarterly Report on Form 10-Q/A is intended to amend and restate in their entirety the following items of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997 to ensure that the information contained in the report is true, accurate and complete as of the date of the filing of this Quarterly Report on Form 10-Q/A, April 8, 1998:

  Front Cover Page

 Part I:           Financial Information

 Item 1.           Financial Statements
                     Consolidated Balance Sheets, September 30, 1997
                       and December 31, 1996
                     Consolidated Statements of Operations-for the three months and nine months ended September 30, 1997, and 1996
                     Consolidated Statements of Cash Flows-for the nine
                       months ended September 30, 1997, and 1996
                     Notes to Consolidated Financial Statements

 Item II:          Management's Discussion and Analysis
                       of Financial Condition and Results
                        of Operations

     The above items have been amended to give effect to (1) correct the number of shares outstanding as of November 13, 1997, (2) Preferred Stock dividend requirements, (3) the increase in non-cash expense charged to earnings due to the issuance of Common Stock options and warrants, (4) the elimination of revenues and expenses of VanCo Well Service, Inc., a subsidiary of the Company, attributable to work performed for other subsidiaries of the Company, (5) eliminate the Company's Working Interest share of overhead and truck income related to the operations of its oil and gas properties, and (6) eliminate interest income from the Company's investment in a partnership generated from the Company's indebtedness to that partnership.

     All other information in the report remains as previously filed with the Commission in the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997 and is incorporated by reference herein.




                              GULFWEST OIL COMPANY

                         FORM 10-Q FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1997


                                                                                                  Page of
                                                                                                 Form 10-Q

Part I:           Financial Information

Item 1.           Financial Statements
                  Consolidated Balance Sheets, September 30, 1997
                   and December 31, 1996                                                             3
                  Consolidated Statements of Operations for the three months
                    and nine months ended September 30, 1997 and 1996                                5
                  Consolidated Statements of Cash Flows for the nine
                    months ended September 30, 1997 and 1996                                         6
                  Notes to Consolidated Financial Statements                                         7

Item 2.           Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                                                   8

Part II:          Other Information

Item 6.           Exhibits and Reports on Form 8-K                                                  11

Signatures                                                                                          14




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


                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                   (UNAUDITED)



                                                                                           September 30,    December 31,
                                                                                              1997              1996

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable - Trade                                                                 $    959,055     $  1,018,419
  Accrued Expenses                                                                              232,955          156,663
  Current Portion of Long-Term Debt                                                           4,142,764        1,702,208

    Total Current Liabilities                                                                 5,334,774        2,877,290

Long-Term Debt, Net of Current Portion                                                        7,850,476        8,352,941
Long-Term Debt, Related Parties                                                                 325,000          525,000

    Total Long-Term Debt                                                                      8,175,476        8,877,941

Commitments and Contingencies                                                                      -                -


Stockholders' Equity:
  Preferred Stock, Par Value at $.01, 10,000,000 Shares
    Authorized, 5,415 and 4,621 Shares Issued and Outstanding
    In 1997 and 1996, respectively                                                                   54               46
  Common Stock, Par Value at $.001, 20,000,000 Shares
     Authorized, 1,753,428 and 1,611,154 Shares Issued and Outstanding
     in 1997 and 1996, respectively                                                               1,753            1,611
  Additional Paid-in Capital                                                                  7,555,258        6,909,092
  Retained Deficit                                                                           (4,360,500)      (3,506,556)

    Total Stockholders' Equity                                                                3,196,565        3,404,193

    Total Liabilities and Stockholders'
      Equity                                                                                $16,706,815      $15,159,424




The accompanying notes are an integral part of these consolidated financial statements.


                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                           SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                    Three Months                      Nine Months
                                                                   Ended Sept. 30,                   Ended Sept. 30,
                                                                 1997               1996           1997             1996

Revenues:
  Oil and Gas Sales                                          $   921,891        $   283,340    $  3,132,514     $   757,937
  Well Servicing Revenues                                        130,731               -            250,572            -
  Operating Overhead and Other Income                             51,020             56,497         168,076         141,909

    Total Revenues                                             1,103,642            339,837       3,551,162         899,846

Costs and Expenses:
  Lease Operating Expenses                                       537,956            176,711       1,360,135         387,888
  Cost of Well Servicing Operations                              103,604               -            189,728            -
  Depreciation and Depletion                                     335,100             99,813         886,821         281,565
  Lease Abandonments                                                -                  -               -             85,696
  General and Administrative                                     384,640            261,271       1,042,305         719,779

    Total Costs and Expenses                                   1,361,300            537,795       3,478,989       1,474,928

Income (Loss) From Operations                                   (257,658)          (197,958)         72,173        (575,082)

Other Income and Expense:
  Interest Income                                                  1,455               -              1,896             332
  Interest Expense                                              (294,893)           (45,898)       (777,951)       (146,176)

    Total Other Income and Expense                              (293,438)           (45,898)       (776,055)       (145,844)

Net (Loss) Before Taxes                                         (551,096)          (243,856)       (703,882)       (720,926)

Income Tax Provision                                                -                  -               -               -

Net (Loss)                                                      (551,096)          (243,856)       (703,882)       (720,926)

Preferred Stock Dividend Requirement                             (60,621)              -           (210,682)           -

Net (Loss) to Common Shareholders                            $  (611,717)       $  (243,856)   $   (914,564)    $  (720,926)

(Loss) Per Share                                             $      (.35)       $      (.18)   $       (.53)    $      (.61)

Weighted Average Number of Shares                              1,753,428          1,360,931       1,715,055       1,184,393


The accompanying notes are an integral part of these consolidated financial statements.


                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


                                                                                                     1997              1996
Cash Flows Provided (Used) By Operating Activities:
  Net Income (Loss)                                                                              $  (703,882)      $ (720,926)

  Adjustments to Reconcile Net Income (Loss) to Net
     Cash Provided (Used) by Operating Activities:
      Depreciation, Depletion, and Amortization                                                      886,821          281,564
      Lease Abandonments                                                                                -              85,696
      Common Stock Options and Warrants
        Issued and Charged to Operations                                                              59,087             -
      (Increase) in Accounts Receivable - Other, Net                                                 (76,230)        (112,153)
      (Increase) Decrease in Prepaid Expenses                                                        (78,536)          23,025
      Increase (Decrease) in Accounts Payable - Trade                                                (59,364)          87,297
      Increase (Decrease) in Accrued Expenses                                                         76,292           (6,792)

        Net Cash Provided (Used) By Operating Activities                                             104,188         (362,289)

Cash Flows Provided (Used) By Investing Activities:
  Purchase of Oil and Gas Properties                                                              (1,931,504)        (762,636)
  Purchase of Other Equipment                                                                       (318,148)         (60,410)

        Net Cash Provided (Used) By Investing Activities                                          (2,249,652)        (823,046)

Cash Provided (Used) By Financing Activities:
  Amortization Prepaid Interest                                                                         -              25,002
  (Increase) Decrease in Accounts and Notes Receivable - Related Parties                              86,493         (119,238)
  (Increase) in Notes Receivable                                                                    (100,000)         (69,578)
  Proceeds From Notes Payable - Related Parties                                                        -              200,000
  (Payments) on Notes Payable - Related Parties                                                     (200,000)            -
  Proceeds From Notes Payable - Other                                                              3,252,083          158,344
  (Payment) on Notes Payable - Other                                                              (1,313,992)        (185,474)
   Proceeds From Sale of Common Stock and Preferred Stock                                            587,229        1,304,638
   Dividends on Preferred Stock                                                                     (150,062)            -

        Net Cash Provided By Financing Activities                                                  2,161,751        1,313,694

Increase in Cash and Cash Equivalents                                                                 16,287          128,359

Cash and Cash Equivalents, Beginning of Period                                                        84,477           10,548

Cash and Cash Equivalents, End of Period                                                         $   100,764       $  138,907

Cash Interest Paid                                                                               $   707,780       $  168,911



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

2. The accompanying financial statements include the Company and its wholly-owned subsidiaries: WestCo Oil Company ("WestCo"), formed in 1995; VanCo Well Service, Inc. ("VanCo") , GulfWest Texas Company ("GWT") and GulfWest Permian Company ("GWP") all formed in 1996, and DutchWest Oil Company ("DutchWest") formed July 28, 1997, the owners of record of certain oil and gas properties. All material intercompany transactions and balances are eliminated upon consolidation.

3. In management's opinion, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations, and the statements of cash flows of GulfWest Oil Company for the interim periods.

4. Loss per share has been computed based upon the weighted average number of common shares outstanding. Loss per share for the three months and nine months ended September 30, 1997 was computed by adjusting the net loss to reflect the computed preferred dividends divided by the weighted average shares outstanding at September 30, 1997. Preferred dividends were in arrears in the aggregate amount of $60,621 as of September 30, 1997.

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

During the fourth quarter of 1996, the Company acquired in two separate transactions ("Phase I" and "Phase II") oil properties in the Permian Basin area of West Texas for a total purchase price of $10.65 million. WestCo Oil Company ("WestCo"), a Company subsidiary, is the operator of the acquired properties.


Results of Operations

Comparative results of operations for the periods indicated are discussed below.

Three-Month Period Ended September 30, 1997 compared to Three-Month Period Ended September 30, 1996.

     Revenues

     Total revenues increased 225% to $1,103,642 for the third quarter of 1997 compared to $339,837 for the third quarter of 1996. Oil and gas revenues increased by 225% to $921,891 for the period in 1997 compared to $283,340 for the period in 1996 due to the acquisition of the additional properties discussed above. Well servicing revenues for 1997 were generated by VanCo Well Service, Inc. ("VanCo"), a Company subsidiary, which commenced operations in late September 1996. Accordingly, there were no well servicing revenues generated for the three-month period of 1996. Revenues from operating overhead and other income in the third quarter of 1997 decreased to $51,020 from $56,497 in the third quarter of 1996 and included management fees, rentals and saltwater disposal fees.

     Costs and Expenses

     Costs and expenses increased 153% to $1,361,300 in the third quarter of 1997 compared to $537,795 in the third quarter of 1996. The increases in lease operating expenses, depreciation and depletion and general and administrative expenses were due to the acquisitions of the additional properties discussed above and the associated expansion of operations.

     Interest expense in the third quarter of 1997 increased 542% to $294,893 from $45,898 in the third quarter of 1996 due to the additional properties acquired and financed in the fourth quarter of 1996. Also included is a non-cash expense of $38,375 for options issued to a non-related third party who guaranteed a $2,750,000 revolving line-of-credit.

Nine-Month Period Ended September 30, 1997 compared to Nine-Month Period Ended September 30, 1996.

     Revenues

     Total revenues increased 295% to $3,551,162 in the first nine months of 1997 compared to $899,846 in the first nine months of 1996. Oil and gas revenues increased by 313% to $3,132,514 for the period in 1997 compared to $757,937 for the period in 1996 due to the acquisition of the additional properties discussed above.

     Well servicing revenues for 1997 were generated by VanCo which commenced operations in late September 1996. Accordingly, there were no well servicing revenues generated in the nine-month period of 1996. Revenues from operating overhead and other income in the nine-month period of 1997 increased 18% to $168,076 from $141,909 in the nine-month period of 1996, due to the additional management fees for the operation of the properties acquired in the fourth quarter of 1996.

     Costs and Expenses

     Costs and expenses increased 136% to $3,478,989 in the first nine months in 1997 compared to $1,474,928 in the first nine months in 1996. The increases in lease operating expenses, depreciation and depletion and general and administrative expenses were due to the acquisitions of the additional properties discussed above and the associated expansion of operations. There were no well servicing expenses in the nine-month period of 1996.

     Interest expense in the first nine months of 1997 compared to the first nine months of 1996 increased 432% to $777,951 from $146,176 due to the additional properties acquired and financed in the fourth quarter of 1996. Also included is a non-cash expense of $37,500 for options issued to a non-related third party who guaranteed a $2,750,000 revolving line-of-credit.


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

     On January 7, 1997, the Company established a $2,000,000 revolving line-of-credit with Southwest Bank of Texas, with part of the proceeds to be used for payment of short-term notes incurred for acquisitions made during the fourth quarter of 1996. The line-of-credit is guaranteed by an unrelated third party in exchange for options to purchase 250,000 shares of the Company's Common Stock at an exercise price of $2.88 per share. The Company used the Black-Sholes option pricing model to estimate the fair value of the options, resulting in a $62,500 non-cash interest expense over one year, with $10,000 recorded in each of the first two quarters and $26,875 recorded in the third quarter.

     On July 2, 1997, the Company's revolving line-of-credit was increased to $2,750,000 with the additional funds to be used for acquisitions and further enhancements of the Company's West Texas properties.

     In connection with the increase in the line-of-credit, the guarantor received additional options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $2.56 per share. The Company used the Black-Sholes option pricing model to estimate the fair value of the options, resulting in a $23,000 non-cash interest expense over the last six months of 1997, with $11,500 to be recognized in each of the last two quarters.

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

     Number Description

     X2.1 Restructuring  Agreement Regarding Madisonville Prospect,  dated April
          18, 1995.

     X2.2 Unanimous   Consent  to  First  Amendment  to  Regulations  of  S.G.C.
          Transmission, L.L.C., dated July 17, 1995.

     X2.3 Security Agreement RE: Subsequently Acquired Interests, dated July 17,
          1995.

     @2.4 Purchase and Sale Agreement, with amendments,  between Pharaoh Oil and
          Gas, Inc, as Seller, and WestCo Producing Company, as Purchaser, dated June 12, 1996.

     @2.5 Addendum of Purchase and Sale  Agreement by and between Gary O. Bolen,
          Individually and d/b/a Badger Oil Company, Pharaoh Oil and Gas, Inc., and GulfWest Texas Company.

     @2.6 Assignment  of Purchase  and Sale  Agreement  by and  between  Gary O.
          Bolen, Individually and d/b/a Badger Oil Company, Pharaoh Oil and Gas, Inc., GulfWest Texas Company and WestCo Producing Company.

     @2.7 Assignment and Bill of Sale by and between Gary O. Bolen, Individually and d/b/a Badger Oil Company and Pharaoh Oil and Gas, Inc. as Assignor and GulfWest Texas Company as Assignee.

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

     +2.9 Addendum of Purchase  and Sale  Agreement  between  Pharaoh and WestCo
          Producing Company, dated December 5, 1996.

     +2.10Assignment of Purchase and Sale Agreement by and between Pharaoh, GulfWest Permian Company and WestCo Producing Company, dated December 5, 1996.

     +2.11Form of Assignment and Bill of Sale by and between Pharaoh as Assignor and GulfWest Permian Company as Assignee.

     *3.1 Articles of Incorporation of the Registrant and Amendments thereto.

     *3.2 Bylaws of the Registrant.

     @4.1 Statement of Resolution  Establishing  and  Designating  the Company's
          Class AA Preferred Stock, filed with the Secretary of State of Texas as an amendment to the Company's Articles of Incorporation on September 23, 1996.

     @4.2 Statement of Resolution  Establishing  and  Designating  the Company's
          Class AAA Preferred Stock, filed with the Secretary of State of Texas as an amendment to the Company's Articles of Incorporation on September 23, 1996.

     $4.3 Form of Note Purchase and Sale  Agreement  for the Company's  1995
          Series A 9.5% Subordinated Notes, undated.

     $4.4 Subscription  and  Registration  Rights  Agreement for the Purchase of
          Preferred  Stock  Between the Company and Eco2,  Inc.  dated March 13,
          1996.

     @4.5 Term note in the amount of $1,500,000.00 payable to the order of Pharaoh Oil and Gas, Inc. and to be executed by GulfWest Texas Company.

     +4.6 Term note in the amount of $5,900,000.00 payable to the order of Pharaoh Oil and Gas, Inc. and executed by GulfWest Permian Company, dated December 5, 1996.

     +4.7 Term note in the amount of $1,604,000.00 payable to the order of Pharaoh Oil and Gas, Inc. and executed by GulfWest Permian Company, dated December 5, 1996.

     ^10.1GulfWest Oil Company 1994 Stock Option Plan,  approved by the Board of
          Directors on February 11, 1994.

     ^10.2Form of Nonqualified Stock Option Agreement, dated February 11, 1994 between the Company and certain officers, directors and advisors of the Company.

     #10.3Letter  Agreement  between  the  Company  and  Madisonville   Project,
          Limited, dated December 28, 1993 and amendment dated March 28, 1994.

     #10.4Investment Letter Subscription  Agreement of the Madisonville Project,
          Limited, executed by the Company on July 31, 1994.

     #10.5The Madisonville Project, Limited Agreement of Limited Partnership, dated July 31, 1994.

     ^10.6Warrant Agreement between the Company and Jackson & Walker, L.L.P., dated December 21, 1994.

     $10.7Stock Option  Agreement  between the Company and John E. Loehr,  dated
          May 11, 1995.

     $10.8Stock Option Agreement between the Company and Marshall A. Smith III, dated May 11, 1995.

     %10.9 Employment Agreement between the Company and Marshall A Smith III, dated September 9, 1997, filed herewith.

     %10.10 Employment  Agreement  between the Company and Jim C. Bigham, dated
          September 9, 1997, filed herewith.

     %10.11 Employment Agreement between the Company and Richard L. Creel,dated
          September 9, 1997, filed herewith.

     27   Article 5 Financial Data Schedule

     _______________

     + Previously filed with the Company's Current Report on Form 8-K, dated December 5, 1996, filed with the Commission on December 17, 1996.

     @ Previously filed with the Company's Current Report on Form 8-K, dated October 10, 1996, filed with the Commission on October 25, 1996.

     $ Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Commission on April 12, 1996.

     X Previously filed with the Company's Current Report on Form 8-K, dated July 17, 1995, filed with the Commission on July 31, 1995.

     ^ Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994, filed with the Commission on April 14, 1995.

     # Previously filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1994, filed with the Commission on August 14, 1994.

     * Previously filed with the Company's Registration Statement (on Form S-1, Reg. No. 33-53526), filed with the Commission on October 21, 1992.

     % Previously filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, filed with the Commission on November 17, 1997.


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