Form 10-Q
period 1998-03-31
GULFWEST OIL CO
filed 1998-05-15
CIK 813779

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     for the transition period from     to

                         Commission file number 1-12108

                              GULFWEST OIL COMPANY
             (Exact name of Registrant as specified in its charter)

         Texas                                           87-0444770
   (State or other jurisdiction                         (IRS Employer
    of incorporation)                                    Identification No.)

                           16800 Dallas Parkway
                           Suite 250
                           Dallas, Texas                  75248
               (Address of principle executive offices) (zip code)

                                 (972) 250-4440
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           NO                        YES  X

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, May 14, 1998, was 1,787,398 shares of Class A Common Stock, $.001 par value.




                              GULFWEST OIL COMPANY

                         FORM 10-Q FOR THE QUARTER ENDED
                                 MARCH 31, 1998


                                                                                                  Page of
                                                                                                 Form 10-Q

Part I:  Financial Statements

Item 1.           Financial Statements
                  Consolidated Balance Sheets, March 31, 1998,
                   and December 31, 1997                                                             3
                  Consolidated Statements of Operations-for the three
                    months ended March 31, 1998, and 1997                                            5
                  Consolidated Statements of Cash Flows-for the three
                    months ended March 31, 1998, and 1997                                            6
                  Notes to Consolidated Financial Statements                                         7

Item 2.           Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                                                    8

Part II:          Other Information

Item 4.           Submission of Matters to a Vote of Security Holders                               11

Item 6.           Exhibits and Reports on 8-K                                                       11

Signatures                                                                                          15

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)

                                     ASSETS


                                                                                              March 31,       December 31,
                                                                                                1998              1997

Current Assets:
  Cash and Cash Equivalents                                                                 $     8,302       $    626,519
  Accounts Receivable - Trade, Net of Allowance for Doubtful
     Accounts of -0- in 1998 and 1997, respectively                                             682,972            855,383
  Prepaid Expenses                                                                              153,406             54,494

    Total Current Assets                                                                        844,680          1,536,396

Oil & Gas Properties, Using the Successful Efforts Method of Accounting:
  Undeveloped Properties                                                                          4,585              4,585
  Developed Properties                                                                       20,816,346         17,026,171

                                                                                             20,820,931         17,030,756

Other Property and Equipment                                                                  1,217,018          1,171,214
  Less - Accumulated Depreciation, Depletion,
    and Amortization                                                                         (3,175,335)        (2,874,403)

    Net Oil and Gas Properties and
      Other Property and Equipment                                                           18,862,614         15,327,567

Deposits on Developed Oil and Gas Properties                                                     18,744            225,892

    Total Assets                                                                            $19,726,038        $17,089,855






The accompanying notes are an integral part of these consolidated financial statements.


                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                              March 31,        December 31,
                                                                                                1998                1997

Current Liabilities:
  Notes Payable                                                                              $   350,000       $   350,000
  Notes Payable - Related Parties                                                                150,000           150,000
  Current Portion of Long-Term Debt                                                           10,890,982           311,233
  Current Portion of Long-Term Debt - Related Parties                                            350,000           350,000
  Accounts Payable - Trade                                                                     1,690,587         1,427,661
  Accrued Expenses                                                                               259,673           290,362

    Total Current Liabilities                                                                 13,691,242         2,879,256


Long-Term Debt, Net of Current Portion                                                         3,744,579        11,185,055

Long-Term Debt, Related Parties                                                                1,000,000         1,000,000

Commitments and Contingencies                                                                       -                 -

Stockholders' Equity:
  Preferred Stock                                                                                     54                54
  Common Stock                                                                                     1,759             1,759
  Additional Paid-in Capital                                                                   7,591,092         7,583,236
  Retained Deficit                                                                            (6,150,214)       (5,407,031)
 Long-Term Accounts and Notes Receivable -
    Related Parties, Net of Allowance for Doubtful
    Accounts of $448,230 and $448,230 in 1998
    and 1997, respectively                                                                      (152,474)        ( 152,474)

    Total Stockholders' Equity                                                                 1,290,217         2,025,544

    Total Liabilities and Stockholders'
      Equity                                                                                 $19,726,038       $17,089,855




The accompanying notes are an integral part of these consolidated financial statements.


                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


                                                                                                1998              1997

Revenues:
  Oil and Gas Sales                                                                         $    678,259       $ 1,154,621
  Well Servicing Revenues                                                                        127,522            73,055
  Operating Overhead and Other Income                                                             34,969            77,046

    Total Revenues                                                                               840,750         1,304,722

Costs and Expenses:
  Lease Operating Expenses                                                                       466,552           397,086
  Cost of Well Servicing Operations                                                              115,960            44,475
  Depreciation, Depletion and Amortization                                                       300,932           232,768
  General and Administrative                                                                     343,072           311,755

    Total Costs and Expenses                                                                   1,226,516           968,084

Income (Loss) From Operations                                                                   (385,766)          318,638

Other Income and Expense:
  Interest Income                                                                                     28               298
  Interest Expense                                                                              (311,493)         (232,914)

    Total Other Income and Expense                                                              (311,465)         (232,616)

Net Income (Loss) Before Taxes                                                                  (697,231)           86,022

Income Tax Provision                                                                                -                 -

Net Income (Loss)                                                                               (697,231)           86,022

Preferred Stock Dividend Requirement                                                             (62,211)          (90,132)

Net (Loss) to Common Shareholders                                                           $   (759,442)     $     (4,110)

(Loss) Per Share and Common Stock Equivalents                                               $       (.43)     $      (0.02)

Weighted Average Number of Shares                                                              1,759,185         1,655,097


The accompanying notes are an integral part of these consolidated financial statements.


                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                                                                 1998              1997

Cash Flows Provided (Used) By Operating Activities:
  Net Income (Loss)                                                                          $  (697,231)      $    86,022

  Adjustments to Reconcile Net Income (Loss) to Net
    Cash Provided By (Used By) Operating Activities:
      Depreciation, Depletion, and Amortization                                                  300,932           232,768
      Common Stock and Warrants Issued and Charged to Operations                                   7,856            10,000
      (Increase) Decrease in Accounts Receivable - Trade, Net                                    172,411          (820,885)
      (Increase) Decrease in Prepaid Expenses                                                    (98,912)           (6,335)
      Increase (Decrease) in Accounts Payable                                                    262,926           471,439
      Increase (Decrease) in Accrued Expenses                                                    (30,689)          (54,407)

        Net Cash Provided By (Used By) Operating Activities                                      (82,707)          (81,398)

Cash Flows From Investing Activities:
  Purchase of Property and Equipment                                                          (3,628,831)         (640,750)
  (Increase) Decrease in Accounts and Notes and Receivable - Related Party                          -               14,964
  Payments Received on Loans to Related Parties                                                     -             (200,000)

        Net Cash Used In Investing Activities                                                 (3,628,831)         (825,786)

Cash Flows From Financing Activities:
 (Increase) in Notes Receivable                                                                     -             (100,000)
  Proceeds From Sale of Common Stock, Net                                                           -              153,377
  Proceeds From Sale of Preferred Stock, Net                                                        -              231,980
  Payments on Debt                                                                            (7,492,728)         (707,650)
  Proceeds From Debt Issuance                                                                 10,632,001         1,383,657
  Dividends Paid                                                                                 (45,952)          (71,745)

        Net Cash Provided (Used) By Financing Activities                                        3,093,32           889,619

Increase (Decrease) in Cash and Cash Equivalents                                                (618,217)          (17,565)

Cash and Cash Equivalents, Beginning of Period                                                   626,519            84,477

Cash and Cash Equivalents, End of Period                                                     $     8,302       $    66,912

Cash Interest Paid                                                                           $   298,312       $   216,668


The accompanying notes are an integral part of these consolidated financial statements.

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


1. During interim periods, GulfWest Oil Company ("the Company") follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report when reviewing interim financial results.

2. The accompanying financial statements include the Company and its wholly-owned subsidiaries: WestCo Oil Company ("WestCo"), formed in 1995; Vanco Well Service, Inc. ("Vanco"), GulfWest Texas Company ("GWT") and GulfWest Permian Company ("GWP") all formed in 1996; and DutchWest Oil Company ("DutchWest") formed in 1997. All material intercompany transactions and balances are eliminated upon consolidation.

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

     During 1997, the Company acquired various additional working interests in oil and gas properties located in Texas, Kansas and Oklahoma through five negotiated transactions.

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

Three-Month Period Ended March 31, 1998 compared to Three Month Period Ended March 31, 1997.

Revenues

     Oil and gas revenues for the first quarter decreased from $1,154,600 in 1997 to $678,259 in 1998, as a result of lower oil and natural gas prices. The average prices received for production decreased for oil from $20.69 per Bbl during the first three months of 1997 to $12.52 per Bbl during the period in 1998 and natural gas prices decreased from an average of $2.61 per Mcf for the first three months of 1997 to $2.22 per Mcf for the period in 1998. Oil and gas sales volumes were slightly less in 1998 compared to 1997 as a result of management's decision to curtail production of certain wells due to the low prices.

     Operations for third parties produced well servicing revenues of $127,522 less expenses of $115,960 in 1998 compared to $73,055 less expenses of $44,475 for 1997. Revenues from operating overhead and other income decreased 54% from $77,046 in 1997 to $34,969 in 1998. The revenues in 1997 included a $37,500 gain on the sale of a lease and no such gains were recorded for 1998.

Costs and Expenses

     Lease operating expenses increased 17% from $397,100 in 1997 to $466,600 in 1998, due to the acquisition of additional working interests ownership.


Financial Condition and Capital Resources

     During the fourth quarter of 1996, the Company acquired and assumed operations for $10,654,000 in oil properties in West Texas (the "Acquired Properties"). In connection with these acquisitions, the Company issued senior debt due October and December, 1999 in the original principal amount of $7,400,000. On March 20, 1998, the Company obtained a loan from a banking institution for $10,237,000, which included $7,632,000 for refinancing the Acquired Properties and $2,605,000 for payment toward the acquisition of certain other oil properties in West Texas, with a purchase price of $2,976,000. The Company also entered into a purchase and sale agreement for certain other oil properties in West Texas for a purchase price of $1,450,000, by increasing the aforementioned bank note and seller note $1,000,000 and $450,000, respectively.

     On January 7, 1997, the Company established a $2,000,000 revolving credit facility with Southwest Bank of Texas, with part of the proceeds used for payment of short-term notes incurred for acquisitions made during the fourth quarter of 1996. On July 2, 1997, the Company's revolving credit facility was increased to $2,750,000 with the additional funds used for acquisitions and further enhancements of the Company's West Texas properties. The revolving credit facility is guaranteed by J. Virgil Waggoner, a director of the Company. On March 30, 1998, the revolving credit facility of $2,750,000 was renewed with a maturity date of April 10, 2000 and the demand feature of the note was removed.

     On March 3, 1998, the Company established a $500,000 revolving credit facility with Compass Bank of Dallas, to be used for equipment purchases and working capital for its subsidiary, VanCo Well Service, Inc. ("VanCo"). The credit facility is guaranteed by J. Virgil Waggoner, a director, Marshall A. Smith, III, President of the Company and Jay Waggoner, an officer of VanCo.

     On December 15, 1997, the Company obtained a loan from J. Virgil Waggoner, a director of the Company, for $1,000,000 to drill seventeen developmental wells in the Vaughn Field. On March 25, 1998, Mr. Waggoner agreed to extend the due date of the note to June 30, 1999 and, at the Company's option, to convert the outstanding principal amount of the note to Common Stock of the Company as part of the private placement discussed below.

     In a subsequent event, on May 14, 1998, and Mr. Waggoner agreed to convert the $1,000,000 principal amount of his note to 500,000 shares of the Company's Common Stock at a price of $2.00 per share, as part of the private placement discussed below. As a result of this conversion, the Company's net tangible assets will increase from $1,290,217 at March 31, 1998 to approximately $2,290,000.

     At a special meeting of the shareholders of the Company on March 24, 1998, the shareholders approved the offering, sale and issuance of shares of the Company's Common Stock through a private placement at a price to be determined whereby gross proceeds of at least $500,000 and up to $5.5 million are anticipated to be raised. If fully subscribed, the Company expects to use the proceeds from the offering for working capital and general corporate purposes. These general purposes may include (i) approximately $2.75 million for payment of the current balance of a revolving credit facility with Southwest Bank of Texas (this credit facility would continue to be available to the Company for acquisition, development and enhancement of oil and gas properties); (ii) approximately $1 million for repayment of a drilling loan from J. Virgil Waggoner; and (iii) approximately $600,000 for placement agent fees and expenses of the offering. The use of proceeds is subject to change, however, based upon the number of shares of Common Stock sold in the offering, the amount of net proceeds to the Company, competitive developments and the availability to the Company of other methods of financing.

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

                           PART II. OTHER INFORMATION


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               A special meeting of the shareholders of the Company was held on March 24, 1998 to consider a proposal for the offering, sale and issuance of the Company's Common Stock through a private placement at a price to be determined whereby gross proceeds of at least $500,000 and up to $5.5 million are anticipated to be raised. Of the 1,759,185 outstanding shares of Common Stock entitled to be voted at the meeting, there were, either in person or represented by proxy, 1,024,465 holders of such shares, which was 58% of the outstanding shares entitled to be voted at the meeting and was a sufficient quorum to conduct business. The proposal was approved with 978,691 votes (96%) in favor of the proposal, 44,608 votes (4%) against and 1,166 abstentions (less than 1%). No other matters were considered at this special meeting.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

              (a)      Exhibits -

               Number           Description

               X2.1 Restructuring  Agreement  Regarding  Madisonville  Prospect,
                    dated April 18, 1995.

               X2.2 Unanimous  Consent  to First  Amendment  to  Regulations  of
                    S.G.C. Transmission, L.L.C., dated July 17, 1995.

               X2.3 Security  Agreement  RE:  Subsequently  Acquired  Interests,
                    dated July 17, 1995.

               &2.4 Purchase  and  Sale  Agreement,  with  amendments,   between
                    Pharaoh Oil and Gas, Inc, as Seller, and WestCo Producing Company, as Purchaser, dated June 12, 1996.

               &2.5 Addendum of Purchase and Sale  Agreement by and between Gary
                    O. Bolen, Individually and d/b/a Badger Oil Company, Pharaoh Oil and Gas, Inc., and GulfWest Texas Company.

               &2.6 Assignment  of Purchase  and Sale  Agreement  by and between
                    Gary O. Bolen, Individually and d/b/a Badger Oil Company, Pharaoh Oil and Gas, Inc., GulfWest Texas Company and WestCo Producing Company.

               &2.7 Assignment  and Bill of Sale by and  between  Gary O. Bolen,
                    Individually and d/b/a Badger Oil Company and Pharaoh Oil and Gas, Inc. as Assignor and GulfWest Texas Company as Assignee.

               @2.8 Purchase  and Sale  Agreement  between  Pharaoh Oil and Gas,
                    Inc., Taylor Link Operating Co. and Gary O. Bolen, Individually and d/b/a Badger Oil Company (collectively,
                    "Pharaoh"), as Seller, and WestCo Producing Company, as Purchaser, dated November 6, 1996.

               @2.9 Addendum of Purchase and Sale Agreement  between Pharaoh and
                    WestCo Producing Company, dated December 5, 1996.

               @2.10Assignment  of Purchase  and Sale  Agreement  by and between
                    Pharaoh, GulfWest Permian Company and WestCo Producing Company, dated December 5, 1996.

               @2.11Form of Assignment  and Bill of Sale by and between  Pharaoh as Assignor and GulfWest Permian Company as Assignee.

               *3.1 Articles of  Incorporation  of the Registrant and Amendments
                    thereto.

               *3.2 Bylaws of the Registrant.

               &3.3 Statement of Resolution  Establishing  and  Designating  the
                    Company's Class AA Preferred Stock, filed with the Secretary of State of Texas as an amendment to the Company's Articles of Incorporation on September 23, 1996.

               &3.4 Statement of Resolution  Establishing  and  Designating  the
                    Company's Class AAA Preferred Stock, filed with the Secretary of State of Texas as an amendment to the Company's Articles of Incorporation on September 23, 1996.

               ^4.1 Form of Note  Purchase and Sale  Agreement for the Company's
                    1995 Series A 9.5% Subordinated Notes, undated.

               ^4.2 Subscription  and  Registration  Rights  Agreement  for  the
                    Purchase of Preferred Stock Between the Company and Eco2, Inc. dated March 13, 1996.

               &4.3 Term note in the  amount  of  $1,500,000.00  payable  to the order of Pharaoh Oil and Gas, Inc. and to be executed by GulfWest Texas Company.

               @4.4 Term note in the  amount  of  $5,900,000.00  payable  to the order of Pharaoh Oil and Gas, Inc. and executed by GulfWest Permian Company, dated December 5, 1996.

               @4.5 Term note in the  amount  of  $1,604,000.00  payable  to the order of Pharaoh Oil and Gas, Inc. and executed by GulfWest Permian Company, dated December 5, 1996.

               +10.2GulfWest Oil Company  1994 Stock  Option  Plan,  approved by the Board of Directors on February 11, 1994.

               +10.3Form of Nonqualified Stock Option Agreement,  dated February
                    11, 1994 between the Company and certain officers, directors and advisors of the Company.

               #10.4Letter  Agreement   between  the  Company  and  Madisonville
                    Project, Limited, dated December 28, 1993 and amendment dated March 28, 1994.

               #10.5Investment    Letter    Subscription    Agreement   of   the
                    Madisonville Project, Limited, executed by the Company on July 31, 1994.

               #10.6The  Madisonville  Project,  Limited  Agreement  of  Limited
                    Partnership, dated July 31, 1994.

               +10.7Warrant  Agreement between the Company and Jackson & Walker,
                    L.L.P., dated December 21, 1994.

               ^10.8Stock  Option  Agreement  between  the  Company  and John E.
                    Loehr, dated May 11, 1995.

               ^10.9Stock Option  Agreement  between the Company and Marshall A.
                    Smith III, dated May 11, 1995.

               ^10.10  Employment  Agreement  between the Company and Marshall A
                    Smith III, dated July 1, 1995.

               ^10.11  Employment  Agreement  between  the  Company  and  Jim C.
                    Bigham, dated July 1, 1995.

               ~16 Letter from Arthur Andersen, L.L.P., dated December 28, 1995 agreeing with the statements contained in Item 4 of the Form 8-KA report.

               ?20.1 Letter to Shareholders dated August 12, 1996.

               25 Power of Attorney (included on signature page of this Annual Report).

               %27.1 Financial Data Schedule.

_______________

@ Previously filed with the Company's Form 8-K, Current Report dated December 5, 1996, filed with the Commission on December 17, 1996.

& Previously filed with the Company's Form 8-K, Current Report dated October 10, 1996, filed with the Commission on October 25, 1996.

? Previously filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996, filed with the Commission on August 14, 1996.

^ Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Commission on April 12, 1996.

~ Previously filed with the Company's Form 8-K/A, Current Report dated December 12, 1995, filed with the Commission on December 29, 1995.

X Previously filed with the Company's Form 8-K, Current Report dated July 17, 1995, filed with the Commission on July 31, 1995.

+ Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994, filed with the Commission on April 14, 1995.

# Previously filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1994, filed with the Commission on August 14, 1994.

* Previously filed with the Company's Registration Statement (on Form S-1, Reg. No. 33-53526), filed with the Commission on October 21, 1992.

%    Filed herewith.


         (b)  Form 8-K -

               The Company filed a Current Report on Form 8-K, dated March 20, 1998, with the Commission on April 3, 1998 and an amendment on Form 8-K/A on April 13, 1998 reporting a series of transactions to acquire working interests in additional oil properties and refinance oil properties previously purchased by the Company.

                                   SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             GULFWEST OIL COMPANY
                                              (Registrant)


Date:  May 15, 1998                           By: /s/ Jim C. Bigham
                                                  Jim C. Bigham
                                                  Executive Vice President and
                                                  Secretary


Date:  May 15, 1998                           By: /s/ John E. Loehr
                                                  John E. Loehr
                                                  Chairman of the Board and
                                                  Chief Financial Officer