Form 10-Q
period 1998-06-30
GULFWEST OIL CO
filed 1998-08-17
CIK 813779

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                     NO                        YES  X

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, August 14, 1998, was 2,963,517 shares of Class A Common Stock, $.001 par value.




                              GULFWEST OIL COMPANY

                         FORM 10-Q FOR THE QUARTER ENDED
                                  JUNE 30, 1998


                                                                                                  Page of
                                                                                                 Form 10-Q

Part I:           Financial Information

Item 1.           Financial Statements
                  Consolidated Balance Sheets, June 30, 1998,
                   and December 31, 1997                                                             3
                  Consolidated Statements of Operations-for the three months
                    and six months ended June 30, 1998, and 1997                                     5
                  Consolidated Statements of Cash Flows-for the six
                    months ended June 30, 1998, and 1997                                             6
                  Notes to Consolidated Financial Statements                                         8

Item 2.           Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                                                    9

Part II:          Other Information                                                                 12

Signatures                                                                                          16

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.


                              GULFWEST OIL COMPANY
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)


                                                                                              June 30,         December 31,
                                                                                                1998               1997

                                     ASSETS
Current Assets:
  Cash and Cash Equivalents                                                                $        -           $    626,519
  Accounts Receivable - Trade, Net of Allowance for Doubtful
     Accounts of -0- in 1998 and 1997                                                             588,290            855,383
  Prepaid Expenses                                                                                137,192             54,494

    Total Current Assets                                                                          725,482          1,536,396

Oil & Gas Properties, Using the Successful Efforts Method of Accounting:
  Undeveloped Properties                                                                            4,585              4,585
  Developed Properties                                                                         21,283,230         17,026,171

Other Property and Equipment                                                                    1,310,430          1,171,214

Less - Accumulated Depreciation, Depletion,
    and Amortization                                                                           (3,435,655)        (2,874,403)

    Net Oil and Gas Properties and
      Other Property and Equipment                                                             19,162,590         15,327,567

Deposits on Developed Oil & Gas Properties                                                         18,744            225,892


    Total Assets                                                                            $  19,906,816       $ 17,089,855






              The accompanying notes are an integral part of these
                       consolidated financial statements.


                              GULFWEST OIL COMPANY
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)

                                                                                              June 30,            December 31,
                                                                                                1998                 1997

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Payable to Financial Institutions                                                         $      90,449      $        -
  Notes Payable                                                                                   300,000            350,000
  Notes Payable - Related Party                                                                   150,000            150,000
  Current Portion of Long-Term Debt                                                             9,741,716            311,233
  Current Portion of Long-Term Debt - Related Parties                                             245,000            350,000
  Accounts Payable - Trade                                                                      1,681,805          1,427,661
  Accrued Expenses                                                                                295,929            290,362

    Total Current Liabilities                                                                  12,504,899          2,879,256

Long-Term Debt, Net of Current Portion                                                          5,381,664         11,185,055
Long-Term Debt, Related Parties                                                                      -             1,000,000

    Total Long-Term Debt                                                                        5,381,664         12,185,055


Commitments and Contingencies                                                                        -                  -


Stockholders' Equity:
  Preferred Stock, Par Value at $.01, 10,000,000 Shares
    Authorized, 5,200 and 5,390 shares Issued and Outstanding
    in 1998 and 1997, respectively                                                                     52                 54
  Common Stock, Par Value at $.001, 20,000,000 Shares
    Authorized, 2,958,658 and 1,759,185  Shares Issued and Outstanding
    in 1998 and 1997, respectively                                                                  2,958              1,759
  Additional Paid-in Capital                                                                    9,319,270          7,583,236
  Retained Deficit                                                                             (7,149,553)        (5,407,031)
  Long-Term Accounts and Notes Receivable -
    Related Parties, Net of Allowance for Doubtful Accounts
    of $448,230 in 1998 and 1997                                                                 (152,474)          (152,474)

    Total Stockholders' Equity                                                                  2,020,253          2,025,544

    Total Liabilities and Stockholders'
      Equity                                                                                $  19,906,816      $  17,089,855


                   The accompanying notes are an integral part of these consolidated financial statements.


                              GULFWEST OIL COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                    Three Months                            Six Months
                                                                   Ended June 30,                          Ended June 30,
                                                               1998               1997             1998                1997

Revenues:
  Oil and Gas Sales                                       $     474,874      $ 1,056,002      $  1,153,133       $ 2,210,623
  Well Servicing Revenues                                       180,000           46,786           307,522           119,841
  Operating Overhead and Other Income                            53,630           40,010            88,599           117,056

    Total Revenues                                              708,504        1,142,798         1,549,254         2,447,520

Costs and Expenses:
  Lease Operating Expenses                                      436,757          425,093           903,309           822,179
  Cost of Well Servicing Operations                             170,912           41,649           288,841            86,240
  Depreciation, Depletion and Amortization                      263,300          318,953           562,263           551,721
  General and Administrative                                    440,995          345,911           784,067           657,550

    Total Costs and Expenses                                  1,311,964        1,131,606         2,538,480         2,117,690

Income (Loss) From Operations                                  (603,460)          11,192          (989,226)          329,830

Other Income and Expense:
  Interest Income                                                 6,497              143             6,525               441
  Interest Expense                                             (390,639)        (250,143)         (702,132)         (483,057)
  Gain (Loss) on Sale of Fixed Assets                            (5,322)            -               (5,322)             -

    Total Other Income and Expense                             (389,464)        (250,000)         (700,929)         (482,616)

Net Income (Loss) Before Taxes                                 (992,924)        (238,808)       (1,690,155)         (152,786)

Income Tax Provision                                               -                -                 -                 -

Net (Loss)                                                     (992,924)        (238,808)       (1,690,155)         (152,786)

Preferred Stock Dividend Requirement                            (62,155)         (59,929)         (124,366)         (150,061)

Net (Loss) to Common Shareholders                         $  (1,055,079)    $   (298,737)    $  (1,814,521)      $  (302,847)

(Loss) Per Share and Common Stock
  Equivalents                                             $        (.58)    $       (.17)    $       (1.01)      $      (.18)

Weighted Average Number of Shares                             1,824,853        1,735,669         1,792,200          1,695,551

                   The accompanying notes are an integral part of these consolidated financial statements.


                              GULFWEST OIL COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


                                                                                                     1998              1997

Cash Flows Provided (Used) By Operating Activities:
  Net Income (Loss)                                                                              $ (1,690,155)     $  (152,786)

  Adjustments to Reconcile Net Income (Loss) to Net
     Cash Provided By (Used By) Operating Activities:
      Depreciation, Depletion, and Amortization                                                       562,263          551,721
      Common Stock Options and Warrants Issued
         and Charged to Operations                                                                     15,356           20,000
      (Increase) Decrease in Accounts Receivable - Trade, Net                                         267,093          (58,873)
      (Increase) Decrease in Prepaid Expenses                                                         (82,698)         (65,376)
      Increase (Decrease) in Accounts Payable                                                         565,644         (135,723)
      Increase (Decrease) in Accrued Expenses                                                         105,658           56,323

        Net Cash Provided By (Used By) Operating Activities                                          (256,839)         215,286

Cash Flows From Investing Activities:
  Purchase of Property and Equipment                                                               (1,253,035)      (1,352,593)
  (Increase) Decrease in Accounts and Notes and Receivable - Related Party                               -              90,292
  Payments Received on Loans to Related Parties                                                          -            (200,000)

        Net Cash Provided (Used) By Investing Activities                                           (1,253,035)      (1,462,301)

Cash Flows From Financing Activities:
 (Increase) in Notes Receivable                                                                          -            (100,000)
  Proceeds From Sale of Common Stock, Net                                                             148,872          155,251
  Proceeds From Sale of Preferred Stock, Net                                                             -             231,980
  Payments on Debt                                                                                 (8,836,799)        (985,372)
  Proceeds From Debt Issuance                                                                       9,526,785        2,184,368
  Dividends Paid                                                                                      (45,952)         (71,745)

        Net Cash Provided (Used) By Financing Activities                                              792,906        1,414,482

Increase (Decrease) in Cash and Cash Equivalents                                                     (716,968)         167,467

Cash and Cash Equivalents, Beginning of Period                                                        626,519           84,477

Cash and Cash Equivalents, End of Period                                                         $    (90,449)     $   251,944

Cash Interest Paid                                                                               $    606,431      $   205,167

                   The accompanying notes are an integral part of these consolidated financial statements.


                              GULFWEST OIL COMPANY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)




                                                                                                      1998              1997


Supplemental Schedule of Non Cash Investing and Financing Activities:
   Notes payable - Retired by Issuing Common Stock                                                $     50,000       $     -
   Current Portion of Long-Term Debt - Related Parties -
       Retired by Issuing Common Stock                                                                 105,000           25,000
   Accounts Payable - Retired by Issuing Common Stock                                                  311,500             -
   Accrued Expenses - Retired by Issuing Common Stock                                                  100,091             -
   Long-Term Debt - Related Parties - Retired by Issuing Common Stock                                1,000,000             -
   Oil and Gas Properties Acquired Through Issue of Debt                                             2,830,429             -
   Other Property and Equipment Acquired Through Issue of Debt                                         106,676          267,715

      Total Non Cash Investing and Financing Activities                                           $  4,503,696       $  292,715



























                   The accompanying notes are an integral part of these consolidated financial statements.

                              GULFWEST OIL COMPANY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

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

     Management's acquisition strategy is for the Company to be an aggressive consolidator of small, under-capitalized operators with undeveloped properties and a purchaser of oil and gas properties that may be non-core to larger independent and major oil and gas companies.


Results of Operations

Comparative results of operations for the periods indicated are discussed below.

Three Month Period Ended June 30, 1998 compared to Three Month Period Ended June 30, 1997.

Revenues

     Oil and gas sales for the second quarter decreased from 55% from $1,056,000 in 1997 to $474,900 in 1998, primarily as a result of lower oil and natural gas prices. The average prices received for production of oil decreased 37% from $17.73 per Bbl for the three months of 1997 to $11.26 per Bbl for the period in 1998. Natural gas prices decreased 19% from an average of $2.17 per Mcf for the three months of 1997 to $1.76 per Mcf for the period in 1998. Oil sales volumes were 36% less in 1998 compared to 1997 due primarily to management's decision to curtail production of certain wells due to the low prices.

     Operations for third parties produced well servicing revenues of $180,000 less expenses of $170,900 in 1998 compared to revenues of $46,800 less expenses of $41,600 for the period in 1997.

     Revenues from operating overhead and other income increased from $40,000 in 1997 to $53,600 in 1998, due to the operation of additional oil properties which were acquired during the year.

Costs and Expenses

     Lease operating expenses increased slightly from $425,100 in 1997 to $437,000 in 1998, due to the acquisition of additional properties during the year.

     Interest expense for the second quarter of 1998 compared to 1997 increased from $250,100 to $390,600 due to borrowing costs related to the acquisition of additional oil properties and other debt incurred during the year to finance the operations and development of the Company's properties.

Six-Month Period Ended June 30, 1998 compared to Six Month Period Ended June 30, 1997.

Revenues

     Oil and gas sales for the period decreased from $2,210,600 in 1997 to $1,153,100 in 1998, primarily as a result of lower oil and natural gas oil prices. The average prices received for production of oil decreased 36% from $19.21 per Bbl for the first six months of 1997 to $12.19 per Bbl for the period in 1998 and for the production of natural gas decreased 15% from $2.39 per Mcf for the first six months of 1997 to $2.02 per Mcf for the period in 1998. Oil sales volumes were 26% less in 1998 compared to 1997 due primarily to management's decision to curtail production of certain wells due to the low prices.

     Operations for third parties produced well servicing revenues of $307,500 less expenses of $288,800 for the period in 1998 compared to $119,800 less expenses of $86,200 for the period in 1997. The profit margin decrease was due to increased labor costs and operating expenses.

     Revenues from operating overhead and other income decreased from $117,100 for the period in 1997 to $88,600 for the period in 1998, however the revenues in 1997 included a $37,500 gain on the sale of a lease and no such gains were recorded for 1998.

Costs and Expenses

     Lease operating expenses increased from $822,200 in 1997 to $903,300 in 1998, due to the acquisition of additional properties and expenses associated with regulatory compliance.

     Interest expense increased from $483,100 for the period in 1997 to $702,100 for the period in 1998 due to borrowing costs related to the acquisition of additional properties and other debt incurred during the year to finance the operations and development of the Company's properties.

Financial Condition and Capital Resources

     During the fourth quarter of 1996, the Company acquired and assumed operations for additional oil properties in West Texas for a purchase price of $10,654,000. In connection with these acquisitions, the Company issued senior debt due October and December, 1999 in the original principal amount of $7,400,000. On March 20, 1998, the Company obtained a loan from a banking institution for $10,237,000, which included $7,432,000 for refinancing the properties and $2,805,000 for payment toward the acquisition of certain other oil properties with a purchase price of $2,976,000. The Company had also entered into a purchase and sale agreement for the purchase of additional oil properties in the same area (subject to various conditions such as title curative matters and production quotas). Management subsequently determined that it would not be prudent to purchase the latter properties due to title curative problems and production levels which did not support the purchase price.

     On November 18, 1997, the Company completed a private placement of $500,000 of debentures (the "Debentures"). The Debentures bear interest at a rate of 12% payable quarterly and are collateralized by certain assets of the Company. Effective June 30, 1998, the holders of the Debentures have the option for one year to convert all or a part of the outstanding principal and any accrued and unpaid interest to GulfWest Common Stock at a strike price of $1.30 per share. At June 30, 1998, $50,000 of the Debentures had been converted to Common Stock.

     On December 15, 1997, the Company obtained a loan from Mr. J. Virgil Waggoner, a director of the Company, in the amount of $1,000,000 to drill seventeen developmental wells in the Vaughn Field, as part of its expanded waterflood operations in that field. On June 29, 1998, Mr. Waggoner converted the outstanding principal amount of the note and unpaid interest to 643,329 shares of the Company's Common Stock at a price of $1.625 per share, as part of the Company's private placement discussed below.

     On January 7, 1997, the Company established a $2,000,000 revolving line-of-credit with Southwest Bank of Texas, with part of the proceeds to be used for payment of short-term notes incurred for acquisitions made during the fourth quarter of 1996. The revolving line-of-credit was subsequently increased to $3,000,000 with the additional funds to be used for acquisitions, further enhancements of the Company's West Texas properties and working capital. The line-of-credit is guaranteed by Mr. J. Virgil Waggoner, a director of the Company. The line-of-credit has a maturity date of April 10, 2000.

     On March 3, 1998, the Company established a $500,000 revolving-line-of-credit with Compass Bank of Dallas, with the proceeds to be used for equipment purchases and working capital for its subsidiary, VanCo Well Service, Inc. ("VanCo"). The line-of-credit is guaranteed by Mr. J. Virgil Waggoner, a director, and Mr. Marshall A. Smith, III, president of the Company.

     At a special meeting of the shareholders of the Company on March 24, 1998, the shareholders approved the offering, sale and issuance of shares of the Company's Common Stock through a private placement whereby gross proceeds of at least $500,000 and up to $5.5 million would be raised. At June 30, 1998, the Company had received $190,000 in cash proceeds and $1,490,741 through the conversion of debt to equity as a result of the sale and issuance of 1,034,296 shares of Common Stock at $1.625 per share.

     Management has identified seven (7) wells on its Madisonville properties which can be re-entered by using the horizontal drilling technique which, according to independent engineering reports, has increased the Company's Proved Reserves by an additional 400,000 barrels of oil equivalent (BOE). The Company intends to commence this horizontal drilling program in September, 1998, using part of the proceeds from a loan obtained from Mr. Waggoner on July 8, 1998.

     Management's acquisition strategy is for the Company to be an aggressive consolidator of small, under-capitalized operators with undeveloped properties and a purchaser of oil and gas properties that may be non-core to larger independent and major oil and gas companies. Management intends to continue to seek additional sources of capital which will enable the Company to carry out this strategy while continuing to develop the oil and gas properties it currently owns.

     Although management believes the above business strategy will ultimately provide the Company with the means to become profitable, there can be no assurance that the necessary funds will be available or that the strategy can be effectively accomplished. Continued unfavorable oil and/or gas prices and the inability of the Company to raise the capital necessary for its acquisition and development programs could have a severe impact on the Company.

     Management intends to continue to raise capital through equity offerings which will allow the Company to remain in compliance with Nasdaq listing requirements.

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

     @2.9 Addendum of Purchase  and Sale  Agreement  between  Pharaoh and WestCo
          Producing Company, dated December 5, 1996.

     @.10Assignment of Purchase and Sale Agreement by and between Pharaoh, GulfWest Permian Company and WestCo Producing Company, dated December 5, 1996.

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

^ Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Commission on April 12, 1996.

~ Previously filed with the Company's Form 8-K/A, Current Report dated December 12, 1995, filed with the Commission on December 29, 1995.

X Previously filed with the Company's Form 8-K, Current Report dated July 17, 1995, filed with the Commission on July 31, 1995.

+ Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994, filed with the Commission on April 14, 1995.

Z Previously filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1994, filed with the Commission on August 14, 1994.

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


                                              GULFWEST OIL COMPANY
                                              (Registrant)


Date: August 14, 1998                          By: /s/ Jim C. Bigham
                                                  Jim C. Bigham
                                                  Executive Vice President
                                                  and Secretary


Date: August 14, 1998                          By: /s/ Richard L. Creel
                                                   Richard L. Creel
                                                   Vice President of Finance