Form 10-Q
period 1998-09-30
GULFWEST OIL CO
filed 1998-11-17
CIK 813779

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                     NO ___                    YES _X_

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, November 12, 1998, was 2,963,517 shares of Class A Common Stock, $.001 par value.

                              GULFWEST OIL COMPANY

                         FORM 10-Q FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1998


                                                                                                  Page of
                                                                                                 Form 10-Q

Part I:           Financial Information

Item 1.           Financial Statements
                  Consolidated Balance Sheets, September 30, 1998,
                   and December 31, 1997                                                             3
                  Consolidated Statements of Operations-for the three months
                    and nine months ended September 30, 1998, and 1997                               5
                  Consolidated Statements of Cash Flows-for the nine
                    months ended September 30, 1998, and 1997                                        6
                  Notes to Consolidated Financial Statements                                         7

Item 2.           Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                                                    8

Part II:          Other Information                                                                 12

Signatures                                                                                          13




                          PART I. FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS.


                              GULFWEST OIL COMPANY
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)


                                                                                                Sept. 30,       December 31,
                                                                                                   1998               1997

                                     ASSETS
Current Assets:
  Cash and Cash Equivalents                                                                     $      -       $    626,519
  Accounts Receivable - Trade, Net of Allowance for Doubtful
     Accounts of -0- in 1998 and 1997                                                               654,297         855,383
  Accounts Receivable - Related Party                                                               102,000
  Prepaid Expenses                                                                                  151,381          54,494

    Total Current Assets                                                                            907,678       1,536,396

Oil & Gas Properties, Using the Successful Efforts Method of Accounting:
  Undeveloped Properties                                                                          2,202,506           4,585
  Developed Properties                                                                           22,059,376      17,026,171

Other Property and Equipment                                                                      1,364,411       1,171,214

Less - Accumulated Depreciation, Depletion,
    and Amortization                                                                             (3,657,100)     (2,874,403)

    Net Oil and Gas Properties and
      Other Property and Equipment                                                               21,969,193      15,327,567

Deposits on Developed Oil & Gas Properties                                                             -            225,892


    Total Assets                                                                                $22,876,871    $ 17,089,855







   The accompanying notes are an integral part of these consolidated financial statements.


                              GULFWEST OIL COMPANY
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)


                                                                                               Sept. 30,       December 31,
                                                                                                 1998              1997

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Payable to Financial Institutions                                                           $     41,834     $       -
  Notes Payable                                                                                    300,000          350,000
  Notes Payable - Related Party                                                                    150,000          150,000
  Current Portion of Long-Term Debt                                                             10,009,660          311,233
  Current Portion of Long-Term Debt - Related Parties                                            1,299,259          350,000
  Accounts Payable - Trade                                                                       1,834,103        1,427,661
  Accrued Expenses                                                                                 478,566          290,362

    Total Current Liabilities                                                                   14,113,422        2,879,256

Long-Term Debt, Net of Current Portion                                                           5,379,070       11,185,055
Long-Term Debt, Related Parties                                                                    295,741        1,000,000

    Total Long-Term Debt                                                                         5,674,811       12,185,055

Stockholders' Equity:
  Preferred Stock, Par Value at $.01, 10,000,000 Shares
    Authorized, 9,190 and 5,390 shares Issued and Outstanding
    in 1998 and 1997, respectively                                                                      92               54
  Common Stock, Par Value at $.001, 20,000,000 Shares
    Authorized, 2,963,517 and 1,759,185  Shares Issued and Outstanding
    in 1998 and 1997, respectively                                                                   2,963            1,759
  Additional Paid-in Capital                                                                    11,327,265        7,583,236
  Retained Deficit                                                                              (8,089,208)      (5,407,031)
  Long-Term Accounts and Notes Receivable -
    Related Parties, Net of Allowance for Doubtful Accounts
    of $448,230 in 1998 and 1997                                                                  (152,474)        (152,474)

    Total Stockholders' Equity                                                                   3,088,638        2,025,544

    Total Liabilities and Stockholders'
      Equity                                                                                  $ 22,876,871     $ 17,089,855




   The accompanying notes are an integral part of these consolidated financial statements.


                              GULFWEST OIL COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                           SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                 Three Months                           Nine Months
                                                               Ended September 30,                  Ended September 30,
                                                               1998            1997               1998               1997

Revenues:
  Oil and Gas Sales                                       $    439,614      $   921,891        $ 1,592,747       $ 3,132,514
  Well Servicing Revenues                                      169,605          130,731            477,127           250,572
  Operating Overhead and Other Income                           18,973           51,020            107,572           168,076

    Total Revenues                                             628,192        1,103,642          2,177,446         3,551,162

Costs and Expenses:
  Lease Operating Expenses                                     403,458          537,956          1,306,767         1,360,135
  Cost of Well Servicing Operations                            162,964          103,604            451,805           189,728
  Depreciation, Depletion and Amortization                     221,444          335,100            783,707           886,821
  General and Administrative                                   341,646          384,640          1,125,713         1,042,305

    Total Costs and Expenses                                 1,129,512        1,361,300          3,667,992         3,478,989

Income (Loss) From Operations                                 (501,320)        (257,658)        (1,490,546)           72,173

Other Income and Expense:
  Interest Income                                                2,550            1,455              9,075             1,896
  Interest Expense                                            (406,998)        (294,893)        (1,109,130)         (777,951)
  Gain (Loss) on Sale of Assets                                 15,000             -                 9,678              -

    Total Other Income and Expense                            (389,448)        (293,438)         1,090,377          (776,055)

Net Income (Loss) Before Taxes                                (890,768)        (551,096)        (2,580,923)         (703,882)

Income Tax Provision                                              -                -                  -                 -

Net (Loss)                                                    (890,768)        (551,096)        (2,580,923)         (703,882)

Preferred Stock Dividend Requirement                            61,375          (60,621)           183,410          (210,682)

Net (Loss) to Common Shareholders                         $   (952,143)     $  (611,717)       $ 2,764,333       $  (914,564)

(Loss) Per Share and Common Stock
  Equivalents                                             $       (.32)     $      (.35)       $     (1.26)      $      (.53)

Weighted Average Number of Shares                            2,961,351        1,753,428          2,186,201         1,715,055

   The accompanying notes are an integral part of these consolidated financial statements.


                              GULFWEST OIL COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


                                                                                                     1998              1997

Cash Flows Provided (Used) By Operating Activities:
  Net Income (Loss)                                                                              $(2,580,923)      $  (703,882)

  Adjustments to Reconcile Net Income (Loss) to Net
     Cash Provided By (Used By) Operating Activities:
      Depreciation, Depletion, and Amortization                                                      783,707           886,821
      Common Stock Options and Warrants Issued
         and Charged to Operations                                                                    22,856            59,087
      (Increase) Decrease in Accounts Receivable - Trade, Net                                        201,086           (76,230)
      (Increase) Decrease in Prepaid Expenses                                                        (96,887)          (78,536)
      Increase (Decrease) in Accounts Payable                                                        543,272           (59,364)
      Increase (Decrease) in Accrued Expenses                                                        288,295            76,292

        Net Cash Provided By (Used By) Operating Activities                                         (838,594)          104,188

Cash Flows From Investing Activities:
  Purchase of Property and Equipment                                                              (1,742,436)       (2,249,652)
  Sale of Property and Equipment                                                                      60,000              -
  (Increase) Decrease in Accounts and Notes Receivable-Related Party                                (102,000)         (113,507)
  Investment in Souheast Texas Oil & Gas, L.L.C.                                                     (95,000)             -

        Net Cash Provided (Used) By Investing Activities                                          (1,879,436)       (2,363,159)

Cash Flows From Financing Activities:
  (Increase) in Notes Receivable                                                                        -             (100,000)
  Proceeds From Sale of Common Stock, Net                                                            148,872           180,262
  Proceeds From Sale of Preferred Stock, Net                                                            -              406,967
  Payments on Debt                                                                                (8,905,383)       (1,313,992)
  Proceeds From Debt Issuance                                                                     10,900,489         3,252,083
  Dividends Paid                                                                                     (94,301)         (150,062)

        Net Cash Provided (Used) By Financing Activities                                           2,049,677         2,275,258

Increase (Decrease) in Cash and Cash Equivalents                                                    (668,353)           16,287

Cash and Cash Equivalents, Beginning of Period                                                       626,519            84,477

Cash and Cash Equivalents, End of Period                                                         $   (41,834)      $   100,764

Cash Interest Paid                                                                               $   730,330       $   707,780

   The accompanying notes are an integral part of these consolidated financial statements.

                              GULFWEST OIL COMPANY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

1. During interim periods, GulfWest Oil Company ("the Company") follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report when reviewing interim financial results.

2. The accompanying financial statements include the Company and its wholly-owned subsidiaries: WestCo Oil Company ("WestCo"), formed in 1995; VanCo Well Service, Inc. ("VanCo"), GulfWest Texas Company ("GulfWest Texas") and GulfWest Permian Company ("GulfWest Permian") all formed in 1996; DutchWest Oil Company ("DutchWest") formed in 1997; Setex Oil and Gas Company ("SETEX") formed in 1998; and Southeast Texas Oil & Gas Co., L.L.C ("SETEX, LLC") acquired September 1, 1998. All material intercompany transactions and balances are eliminated upon consolidation.

3. In management's opinion, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations, and the statements of cash flows of GulfWest Oil Company for the interim periods.

4.       Non-Cash Investing and Financing Activities

          In 1998, the Company acquired oil and gas properties through the issuance of debt totaling $2,830,429 and other property and equipment through the issuance of debt totaling $130,380.

          During the nine month period ended September 30, 1998, the Company issued 1,009,424 shares of Common Stock to retire notes payable $50,000, current portion of long-term debt - related parties $105,000, accounts payable $311,500, accrued expenses $100,091 and long-term debt - related parties $1,000,000.

          Additionally, 200 shares of the Company's Class AAA Preferred Stock along with accumulated and unpaid dividends in the amount of $540 were converted to 77,988 shares of Common Stock.

          On September 1, 1998, the Company acquired 100% of the membership interests of Setex, L.L.C. by issuing 4,000 shares of Series C Preferred Stock with an aggregate value of $2,000,000. As a result of this transaction, the Company's cash increased by $4,601, undeveloped properties by $2,162,921, developed properties by $302,478, other property and equipment by $14,900, accounts payable by $174,670 and notes payable by $310,230.

          In 1997, the Company acquired other property and equipment through the issuance of debt totaling $220,870. Additionally, the Company exchanged a related party note receivable of $73,782 for oil and gas properties. 51,250 shares of common stock were issued to related parties upon the exercise of warrants and paid for by conversion of short term notes payable and accrued expenses to such parties of $26,250.

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

Three-Month Period Ended September 30, 1998 compared to Three-Month Period Ended September 30, 1997.

Revenues

     Oil and gas sales for the third quarter decreased 52% from $921,900 in 1997 to $439,600 in 1998, primarily as a result of lower oil and natural gas prices. The average prices received for production of oil decreased 40% from $17.24 per Bbl for the three months of 1997 to $10.90 per Bbl for the period in 1998. Natural gas prices decreased 29% from an average of $2.09 per Mcf for the three months of 1997 to $1.48 per Mcf for the period in 1998. Oil sales volumes for the period were less in 1998 compared to 1997 due primarily to management's decision to curtail production of certain wells due to the low prices.

     Operations for third parties produced well servicing revenues of $169,600 less expenses of $163,000 in 1998 compared to revenues of $130,700 less expenses of $103,600 for the period in 1997.

     Revenues from operating overhead and other income decreased from $51,000 in 1997 to $19,000 in 1998, due to the curtailment of production.

Costs and Expenses

     Lease operating expenses decreased 25% from $538,000 in 1997 to $403,500 in 1998, due to the curtailment of production.

     Interest expense for the second quarter of 1998 compared to 1997 increased from $295,000 to $407,000 due to borrowing costs related to the acquisition of additional oil properties and other debt incurred during the year to finance the operations and development of the Company's properties.

Nine-Month Period Ended September 30, 1998 compared to Nine-Month Period Ended September 30, 1997.

Revenues

     Oil and gas sales for the period decreased 49% from $3,132,500 in 1997 to $1,592,700 in 1998, primarily as a result of lower oil and natural gas oil prices. The average prices received for production of oil decreased 36% from $18.55 per Bbl for the nine months of 1997 to $11.93 per Bbl for the period in 1998 and for the production of natural gas decreased 22% from $2.29 per Mcf for the nine months of 1997 to $1.78 per Mcf for the period in 1998. Oil sales volumes for the period were less in 1998 compared to 1997 due primarily to management's decision to curtail production of certain wells due to the low prices.

     Operations for third parties produced well servicing revenues of $477,100 less expenses of $451,800 for the period in 1998 compared to $250,600 less expenses of $189,700 for the period in 1997.

     Revenues from operating overhead and other income decreased from $168,100 for the period in 1997 to $107,600 for the period in 1998, however the revenues in 1997 included a $37,500 gain on the sale of a lease and no such gains were recorded for 1998.

Costs and Expenses

     Lease operating expenses decreased from $1,360,100 in 1997 to $1,306,800 in 1998, due to the curtailment of production.

     Interest expense increased from $778,000 for the period in 1997 to $1,109,100 for the period in 1998 due to borrowing costs related to the acquisition of additional properties and other debt incurred during the year to finance the operations and development of the Company's properties.

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

     In a subsequent event, effective October 1, 1998, the Company sold 100% of its stock ownership interest in its subsidiary, GulfWest Permian. With the sale of GulfWest Permian, the Company divested itself of approximately $9,000,000 in short-term bank debt and assets consisting of working interests in certain oil properties in West Texas with estimated proved reserves of approximately 1.26 million barrels of oil.

     On November 18, 1997, the Company completed a private placement of $500,000 of debentures (the "Debentures"). The Debentures bear interest at a rate of 12% payable quarterly and are collateralized by certain assets of the Company. Effective June 30, 1998, the holders of the Debentures have the option for one year to convert all or a part of the outstanding principal and any accrued and unpaid interest to GulfWest Common Stock at a strike price of $1.30 per share. At September 30, 1998, $50,000 of the Debentures had been converted to Common Stock.

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

     At a special meeting of the shareholders of the Company on March 24, 1998, the shareholders approved the offering, sale and issuance of shares of the Company's Common Stock through a private placement whereby gross proceeds of at least $500,000 and up to $5.5 million would be raised. At June 30, 1998, when the offering was closed, the Company had received $1,680,741 as a result of the sale and issuance of 1,034,296 shares of Common Stock at $1.625 per share.

     Effective September 1, 1998, the Company acquired all the membership interests of SETEX, LLC, pursuant to an Interest Purchase Agreement ("Agreement"). The aggregate purchase consideration for all the membership interests consisted of 4,000 shares of the Series C Preferred Stock of GulfWest, par value $.01 per share and liquidation value $500 per share and Warrants to purchase 100,000 shares of GulfWest Common Stock. In this transaction, the Company acquired working interests in proved undeveloped oil and gas properties located in six (6) counties in South and East Texas with estimated proved reserves of approximately 3 billion cubic feet of natural gas equivalent net to the Company's interest. The consideration was determined through negotiations based upon third party engineering reports.

     In a subsequent event, effective October 1, 1998, the Company sold 100% of its stock ownership in its operating subsidiary WestCo for $150,000 in the form of a promissory note. The Company will continue to operate properties through its subsidiary SETEX. The sale of Westco is part of a program to reduce operating expenses by avoiding duplicate efforts and consolidating field personnel and equipment into other subsidiaries.

     Management has identified seven (7) wells on its Madisonville properties which can be re-entered by using the horizontal drilling technique which, according to independent engineering reports, has increased the Company's Proved Reserves by an additional 400,000 barrels of oil equivalent (BOE). The Company commenced this horizontal drilling program in September, 1998 by successfully re-entering and horizontally drilling the Powledge #1 well.

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

                    *3.2 Bylaws of the Registrant.

                    #3.3 Statement of Resolution  Establishing  and  Designating
                         the Company's Class AA Preferred Stock, filed with the Secretary of State of Texas as an amendment to the Company's Articles of Incorporation on September 23, 1996.

                    #3.4 Statement of Resolution  Establishing  and  Designating
                         the Company's Class AAA Preferred Stock, filed with the Secretary of State of Texas as an amendment to the Company's Articles of Incorporation on September 23, 1996.

                    ^3.5 Statement of Resolution  Establishing  and  Designating
                         the Company's Series C Preferred Stock, filed with the Secretary of State of Texas as an amendment to the Company's Articles of Incorporation on September 15, 1998.

                    %27.1 Financial Data Schedule.

_______________

^ Previously filed with the Company's Form 8-K, Current Report dated September 15, 1998, filed with the Commission on September 24, 1998.

# Previously filed with the Company's Form 8-K, Current Report dated October 10, 1996, filed with the Commission on October 25, 1996.

* Previously filed with the Company's Registration Statement (on Form S-1, Reg. No. 33-53526), filed with the Commission on October 21, 1992.

%    Filed herewith.



         (b)      Form 8-K -

                    Current Report on Form 8-K, dated September 15, 1998, filed with the Commission on September 24, 1998.

                    Current Report on Form 8-K, dated October 1, 1998, filed with the Commission on October 16, 1998.

                                   SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         GULFWEST OIL COMPANY
                                          (Registrant)


Date: November 16, 1998                  By: /s/ Jim C. Bigham
                                             --------------------
                                             Jim C. Bigham
                                             Executive Vice President
                                              and Secretary


Date: November 16, 1998                  By: /s/ Richard L. Creel
                                             ----------------------
                                             Richard L. Creel
                                             Vice President of Finance