Form 10-K
period 1998-12-31
GULFWEST OIL CO
filed 1999-08-27
CIK 813779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1998
                                       or
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____ to ____.
                        Commission file number 1-12108.

                              GulfWest Oil Company
             (Exact name of registrant as specified in its charter)

         Texas                                            87-0444770
    (State or other jurisdiction of                      (IRS Employer
     incorporation or organization)                       Identification No.)

     397 N. Sam Houston Parkway East, Suite 375
               Houston, Texas                               77060
     (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (281) 820-1919.

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

Class A Common Stock, par value of $.001 per share    Over-the-counter (OTC)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   No X

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or informational statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock of the Registrant held by non-affiliates (excluding voting shares held by officers and directors) was $1,421,481 on August 12, 1999.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock: Class A Common Stock $.001 par value: 7,231,486 shares on August 12, 1999.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                     PART I

ITEM 1.           Business.

General

     GulfWest Oil Company ("GulfWest" or the "Company") is primarily engaged in the acquisition, development, exploitation, exploration and production of oil and natural gas. The Company is focused on increasing production from its existing oil and gas properties, acquiring additional interests in oil and gas properties and the further exploitation, exploration and development of its oil and gas assets. The Company's gross revenues are derived from the following sources:

     1. Oil and gas sales that are proceeds from the sale of oil and natural gas production to midstream purchasers;

     2 Gathering system revenue consisting of fees earned through the ownership and operation of pipeline systems which gather and transport natural gas from properties operated by other producers;

     3. Lease sales that are income from the sale of oil and gas leases acquired by the Company for resale to third parties.

     4. Operating overhead consisting of fees earned from other Working Interest owners for operating oil and natural gas properties; and,

     5. Well servicing revenues that are earnings from the operation of well servicing equipment under contract to third party operators.

     Since June 1993, when the Company made its first significant acquisition, the Company has substantially increased its ownership in Producing Properties and the value of its oil and natural gas reserves through a combination of acquisitions and the further exploitation and development of the properties in which it owns interests. At present, substantially all of the Company's interests are in properties located on land in Texas; however, in the future the Company plans to expand by acquiring interests in like oil and natural gas properties located in other areas of the continental United States. The operations of the Company are considered to fall within a single industry segment, the acquisition, development, production and servicing of crude oil and natural gas. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." Certain industry terms are capitalized and defined in the Glossary.

     The Company's Common Stock is traded over-the-counter (OTC) under the symbol "GULF" and is listed on the Boston Stock Exchange under the symbol "GFW".

Corporate History

     In July 1992, GulfWest Energy, Inc., a Utah corporation, merged into GulfWest Oil Company to change the state of incorporation of the Company from Utah to Texas. GulfWest Energy, Inc., formerly First Preference Fund, Inc. and Gallup Acquisitions, Inc., was incorporated in 1987 as a Utah corporation.

GulfWest has six wholly-owned subsidiaries, all Texas corporations or companies:

     1. GulfWest Texas Company ("GW Texas") was organized September 23, 1996 and is the owner of record of interests in certain properties located in the Vaughn Field, Crockett County Texas (the "Vaughn Field").

     2. DutchWest Oil Company ("DutchWest") was organized July 28, 1997 and is the owner of record of interests in certain oil and natural gas properties located in Hardin and Polk Counties, Texas.

     3. VanCo Well Service, Inc. ("VanCo") was organized September 5, 1996 and operates well servicing equipment for the Company and under contracts with third parties.

     4. SETEX Oil and Gas Company ("SETEX") was organized August 11, 1998 and operates oil and natural gas properties in which the Company owns majority Working Interests.

     5. Southeast Texas Oil and Gas Company, L.L.C. ("Setex LLC")was acquired September 1, 1998 and is the owner of record of interests in certain oil and natural gas properties located in eight Texas counties.

     6. LTW Pipeline Co. ("LTW") was organized April 19, 1999 to be the owner and operator of natural gas gathering systems and pipelines, and to market the natural gas produced by the Company's properties.

     The Company has relocated and consolidated its offices from Dallas, Texas and Baton Rouge, Louisiana to its main executive office located at 397 North Sam Houston Parkway East, Suite 375, Houston, Texas 77060. The telephone number of the main office is (281) 820-1919.

Business Strategy

     The management of GulfWest has pursued a business strategy of acquiring interests in oil and natural gas Producing Properties, where production and reserves can be increased through engineering, development and exploration activities. Such activities may include workovers, drilling, recompletions, replacement or addition of equipment and waterflood or other secondary recovery techniques. Management believes the Company is now poised for substantial growth and therefore has expanded its business plan to include an increased but controlled emphasis on the exploration for and the exploitation of additional oil and natural gas reserves. Key elements of the Company's business strategy include:

     Continued Acquisition Program. GulfWest intends to continue to be (i) an aggressive consolidator of interests in properties held by small, under-capitalized operators and (ii) a purchaser of oil and natural gas properties that may be non-core to larger independent and major oil and gas companies.

     Development and Exploitation of Existing Properties. The Company intends to increase its development of properties in which it currently owns interests by expending more engineering and geological effort on field studies. The intent is to increase oil and gas production and reserves of existing assets through relatively low-risk development activities, such as workovers, recompletions, horizontal drilling from existing wellbores and infield drilling, as well as the more efficient use of production facilities and the expansion of existing waterflood operations.

     Significant Operating Control. Currently, the Company is the operator of all the wells in which it owns Working Interests. This operating control enables the Company to better manage the nature, timing and costs of development of such wells, and the marketing of the resulting production.

     Ownership of Workover Rigs. Management of the Company has considerable experience in operating drilling and service rigs. The Company, through its wholly owned subsidiary, VanCo, currently owns three service rigs that it operates for its own account and under contract for third parties. By owning and operating the servicing equipment for its own account, management is better able to control costs, quality of operations and availability of equipment and services.

     Greater Focus on Natural Gas. At December 31, 1998, the Company's reserves were 49% oil and 51% natural gas. Management believes that the Company should move toward a more gas-weighted ownership of oil and natural gas interests in order to offset oil price fluctuations. Therefore, the Company will continue to expand its role in the domestic natural gas industry by acquiring additional interests in natural gas properties, increasing the production and reserve base of its existing natural gas assets, and acquiring ownership of more natural gas gathering systems and pipelines. Management is presently focusing its workover and development efforts on its natural gas reserves with the goal of significantly increasing its natural gas production. The Company is also seeking to expand its ownership of gas gathering systems and pipelines located in its core field areas. Management's goal is to have greater control of its natural gas marketing, as well as the transportation of third party gas in its area of operations.

     Expanded Exploration and Exploitation Role. Historically, the Company has not drilled exploratory wells due to the high expense associated with generating prospective locations. At the end of 1998, the Company acquired 45 active oil and gas wells in the Ft. Terrett area of Kimble and Sutton Counties, Texas (the "Ft. Terrett Properties"). In addition to adding oil and gas production, this acquisition included 14,500 acres of prospective shallow gas properties to be evaluated and drilled by the Company. With the recent purchase of assets, rights and data from Skidmore Energy, Inc. in Zavala County, Texas (the "Skidmore
Properties"), management has positioned the Company to commence shallow exploration activities. The Company will now evaluate and have the right to participate in a total of thirty (30) drilling Prospects identified by Skidmore in the Serpentine Trend, a geological area located in Frio and Zavala Counties, Texas. The Skidmore acquisition added existing shallow natural gas production to the Company's asset base and, as importantly, provides the Company with an immediate geological data base with shallow oil and natural gas drilling opportunities in this trend. These two recent acquisitions have significantly moved the Company into the natural gas development and exploitation arena.

Fourth Quarter 1998 Developments

     Effective October 1, 1998, the Company sold its 100% stock ownership in its operating subsidiary, WestCo Oil Company ("WestCo") for $150,000 in the form of a promissory note to a related party. The Company continues to operate its properties, as in the past, through its wholly owned subsidiary, SETEX Oil and Gas Company ("SETEX") which was formed in September, 1998. The sale of WestCo was part of a continuing reduction of operating expenses by avoiding duplicate efforts and consolidating field personnel and equipment into other subsidiaries. The $150,000 note had been fully reserved at December 31, 1998 due to nonpayment.

     Effective October 1, 1998, the Company sold its stock ownership in a wholly owned subsidiary, GulfWest Permian Company ("GulfWest Permian"). GulfWest Permian's assets included Working Interests in certain oil properties located on approximately 5,000 acres in five (5) fields in Pecos, Howard, Sterling and Lynn Counties, Texas with estimated Proved Reserves of approximately 1.26 million barrels of oil. The properties were burdened by short-term debt of approximately $9 million. The sale of GulfWest Permian relieved the Company of negative cash flow of approximately $75,000 per month, after payment of lease operating expenses, capital expenses and interest on the debt.

     As mentioned above, the Company purchased 100% Working Interests in the Ft. Terrett Properties from an unrelated party, effective December 1, 1998. The purchase price for the interests was $800,000 in cash and 100,000 shares of the Company's Common Stock. Mr. J. Virgil Waggoner, a director of the Company, provided financing for the acquisition in the amount of $250,000 on December 15, 1998 and $550,000 on January 4, 1999. The Company also issued 50,000 shares of Common Stock to Mr. Waggoner for arranging the acquisition. On February 22, 1999, the Company obtained a loan for $550,000 from Northridge Petroleum Marketing U.S., Inc., secured by the Ft. Terrett Properties, with a per annum interest rate of eleven percent (11%) and a maturity date of March 20, 2004. The funds were used for development of the Company's properties.

     On December 28, 1998 Mr. Waggoner converted $1,915,000 in outstanding principal and interest of loans previously made to the Company to shares of the Company's Series BB Convertible Preferred Stock, par value $.01 and liquidation value $500 per share (the "Series BB Preferred Stock"). The Series BB Preferred Stock is convertible to Common Stock at a conversion rate of $.60 per share of Common Stock. The closing price of the Common Stock on December 28, 1998 was $.60 per share.

Events Subsequent to Year End 1998

     On May 28, 1999, Mr.Waggoner converted an additional $635,000 in outstanding principal and interest to Series BB Preferred Stock. The closing price of the Common Stock on that date was $.375 per share. On July 15, 1999, Mr. Waggoner subscribed to purchase 4,000,0000 shares of the Company's Common Stock at $.75 per share in a private offering for a total purchase price of $3,000,000, of which $1,500,000 had been received at August 12, 1999. As a result of and giving effect to the transactions described above, at August 12, 1999, Mr. Waggoner beneficially owns and has sole voting and dispositive power for 8,983,884 shares, representing 78.2% of the Company's Common Stock, including 4,250,000 shares issuable upon conversion of the Series BB Preferred Stock and 20,000 shares issuable subject to the exercise of options.

     On July 1, 1999, the Company purchased an average 45% Working Interest in the Skidmore Properties, consisting of fourteen (14) producing wells and 2,500 acres for development. The Company also acquired the right to participate in a total of thirty (30) drilling Prospects identified by Skidmore in the Serpentine Trend area of South Texas.

Employees

     At August 12, 1999, the Company had 25 full time salaried and contract employees, of whom 15 were field personnel.

Executive Officers

     See Item 10 of this report, which information is incorporated herein by reference.

ITEM 2.           Properties.

     At December 31, 1998, the Company held an average 95% Working Interest in 431 gross and 411 net oil and gas wells and Royalty Interests in two (2) additional wells. The properties contained (net to the Company's interest) estimated Proved Reserves of approximately 1,084,147 barrels of oil and 6,655,355 Mcf of natural gas. As of December 31, 1998, daily production from Company owned and operated wells was 1,000 Mcf and 125 barrels of oil. As of July 31, 1999, daily production had increased to 2,600 Mcf and 350 barrels of oil. Substantially all of the Company's reserves are located in East and West Texas.

     Proved Reserves. The following table reflects the estimated Proved Reserves of the Company at December 31 for each of the preceding three years.

                                                      1998                   1997                 1996

                         Crude Oil (Bbl)
                              Developed               769,862               2,158,239               2,498,287
                            Undeveloped               314,285               2,518,188               1,159,166

                                  Total             1,084,147               4,676,427               3,657,953

                       Natural gas (Mcf)
                              Developed             3,866,308               4,286,755               4,067,278
                            Undeveloped             2,789,047               1,908,603               3,893,195

                                  Total             6,655,355               6,195,358               7,960,473

                             Total (BOE)            2,193,373               5,708,987               4,984,699

     (a) The above table does not include reserves for the Company's interests in wells in Louisiana, which represent less than 1% of the Company's reserves.

     Approximately 65% of the Company's total Proved Reserves were classified as Proved Developed at December 31, 1998.

     Standardized Measure of Discounted Future Net Cash Flows. The following table sets forth as Standardized Measure of Discounted Future Net Cash Flows. The following table sets forth as of December 31 for each of the preceding three years, the estimated future net cash flow from and Standardized Measure of discounted future net cash flows of the Company's Proved Reserves which were prepared in accordance with the rules and regulations of the SEC. Future net cash flow represents future gross cash flow from the production and sale of Proved Reserves, net of oil and gas production costs (including production taxes, ad valorem taxes and operating expenses) and future development costs. Such calculations are based on current cost and price factors at December 31 for each year. There can be no assurance that the Proved Reserves will all be developed within the periods used in the calculations or that prices and costs will remain constant.

                                                               1998             1997               1996

Future cash inflows                                        $ 22,260,688     $ 87,414,045       $ 117,580,889

Future production and development costs-
  Production                                                 10,379,070       35,441,101          42,128,957
  Development                                                 2,935,160        9,937,663           6,596,609

Future net cash flows before income taxes                     8,946,458       42,035,281          68,855,323
Future income taxes                                        (       -   )      (7,852,795)        (17,027,637)

Future net cash flows after income taxes                      8,946,458       34,182,486          51,827,686
10% annual discount for estimated timing
  of cash flows                                              (3,756,850)     (13,419,225)        (21,704,010)

Standardized measure of discounted
 future net cash flows(1)                                  $  5,189,608     $ 20,763,261       $  30,123,676


     (1) The average prices of the Company's proved reserves were $8.91 per Bbl and $1.89 per Mcf, $15.68 per Bbl and $2.28 per Mcf and $23.64 per Bbl and $3.91 per Mcf at December 31, 1998, 1997 and 1996, respectively.

     Significant Properties. Substantially all of the Company's properties are located in Texas. Summary information on the Company's properties with Proved Reserves is set forth below as of December 31,1998.

                         Productive Wells                    Proved Reserves (1)               Present Value (2)

                         Gross         Net
                       Productive   Productive            Crude      Natural
                         Wells        Wells                Oil         Gas       Total             Amount ($)
                                                          (Bbl)       (Mcf)      (BOE)

     Texas               409          389.4             1,084,147   6,655,355  2,193,373           $4,475,919


     (1) The above table does not include reserves for the Company's interests in wells in Louisiana, which represent less than 1% of the Company's reserves.

     (2) The average prices of the Company's proved reserves were $8.91 per Bbl and $1.89 per Mcf at December 31, 1998.

     All information set forth herein relating to the Company's Proved Reserves, estimated future net cash flows and Present Values is taken from reports prepared by Ryder Scott Company, Forrest Garb and Associates, Inc., Cawley, Gillespie and Associates, Inc. and A. Van Nguyen, independent petroleum engineers. The estimates of these engineers were based upon review of production histories and other geological, economic, ownership and engineering data provided by the Company. No reports on the Company's reserves have been filed with any federal agency. In accordance with the SEC's guidelines, the Company's estimates of Proved Reserves and the future net revenues from which Present
Values are derived are made using year end oil and gas sales prices held constant throughout the life of the properties (except to the extent a contract specifically provides otherwise). Operating costs, development costs and certain production-related taxes were deducted in arriving at estimated future net revenues, but such costs do not include debt service, general and administrative expenses and income taxes.

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

Production, Revenue and Price History

     The following table sets forth information (associated with the Company's Proved Reserves) regarding production volumes (net to the Company's interest) of crude oil and gas, revenues and expenses attributable to such production and certain price and cost information for the years ended December 31, 1998, 1997 and 1996.

                                                 1998               1997                    1996
Production
  Oil (Bbl)                                      111,426             200,898                 55,175
  Natural Gas (Mcf)                              200,225             271,263                225,501
Total (BOE)                                      144,797             246,109                 92,758

Revenue
  Oil Production                              $1,358,767          $3,637,911             $1,115,647
  Natural Gas Production                         445,380             631,121                433,422
Total                                         $1,804,147          $4,269,032             $1,549,069

Operating Expenses                            $1,647,329          $2,139,128               $656,957

Production Data
  Average Sales Price
    Per Bbl of oil                                $12.19              $18.11                 $20.22
    Per Mcf of natural gas                          2.22                2.33                   1.92
    Per BOE                                        12.46               17.35                  16.70

  Average expenses per BOE
     Lease Operating                              $11.38               $8.69                  $7.08
     DD&A                                          16.04                6.60                   5.02
     G&A                                           14.25                6.01                  11.91

         Productive Wells at December 31, 1998:

                                            Gross            Net          Gross              Net
                                           Oil Wells      Oil Wells      Gas Wells         Gas Wells

         Texas                                377          366.74            48              41.49
         Oklahoma                              -              -               4               3.00
         Louisiana                              2             .15             -                -


                  Total                       379          366.99            52              44.49

Developed Acreage at December 31, 1998:

                                                      Gross                      Net

         Texas                                        16,410                    15,149
         Louisiana                                       156                        12
         Oklahoma                                        640                       480

                  Total                               17,206                    15,641

Undeveloped Acreage. At December 31, 1998, the Company owned 7,000 acres of undeveloped acreage. This included 1,000 acres along the Gulf Coast of Texas and 6,000 acres in Kimble and Sutton Counties, Texas.

Drilling Results. The Company successfully drilled six (6) wells in 1998. In the fourth quarter 1998, the Company drilled a horizontal well by sidetracking an existing wellbore in the Company's Madisonville Field, Texas. This well is producing commercial oil and gas at a daily rate of 165 barrels of oil and 400 Mcf of gas. A gas well was drilled in late 1998 as a vertical hole drilled to 9,600 feet in Hardin County, Texas. This well is currently being tested for commercial completion. The Company also drilled five (5) 1,500' depth wells in its Vaughn Waterflood field in early 1998. One (1) of the wells was a water injection well, three (3) were producing oil wells, and one (1) was plugged for mechanical reasons. The Company did not drill any wells during the years ended December 31, 1997 or 1996.

Risk Factors

Substantial Leverage

     The degree to which the Company is leveraged could have important consequences to shareholders, including the following: (i) the Company's indebtedness, acquisitions, working capital, capital expenditures or other purposes may be impaired, (ii) funds available to the Company for its operations and general corporate purposes or for capital expenditures will be reduced as a result of the dedication of a substantial portion of the Company's consolidated cash flow from operations to the payment of the principal and interest on its indebtedness, (iii) the Company may be more highly leveraged than certain of its competitors, which may place it at a competitive disadvantage, (iv) the agreements governing the Company's and its subsidiaries' long-term indebtedness and bank loans contain restrictive financial and operating covenants, (v) an event of default (not cured or waived) under financial and operating covenants contained in the Company's or its subsidiaries' debt instruments could occur and have a material adverse effect on the Company, (vi) certain of the borrowings under debt agreements of the Company's subsidiaries have floating rates of interest, which causes the Company and its subsidiaries to be vulnerable to increases in interest rates and (vii) the Company's substantial degree of leverage could make it more vulnerable to a downturn in general economic conditions.

     The ability of the Company to make principal and interest payments under long-term indebtedness and bank loans will be dependent upon its future performance, which is subject to financial, economic and other factors affecting the Company, some of which are beyond its control. There can be no assurance that the current level of operating results of the Company will continue or improve. The Company believes that it will need to access the capital markets in the future in order to provide the funds necessary to repay a significant portion of its indebtedness. There can be no assurance that any such refinancing will be possible or that any additional financing can be obtained, particularly in view of the Company's anticipated high levels of debt. If no such refinancing or additional financing were available, the Company and/or its subsidiaries could default on their respective debt obligations.

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

Uncertainty of Estimates of Oil and Gas Reserves

     This Annual Report on Form 10-K for the year ended December 31, 1998 contains estimates of the Company's proved oil and gas reserves and the estimated future net revenues therefrom that rely upon various assumptions, including assumptions as to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each Reservoir. As a result, such estimates are inherently imprecise. Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves may vary substantially from those estimated in the reports obtained by the Company from reserve engineers. Any significant variance in these assumptions could materially affect the estimated quantities and Present Value of reserves set forth in this report. In addition, the Company's Proved Reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing oil and gas prices and other factors, many of which are beyond the Company's control. Actual production, revenues, taxes, development expenditures and operating expenses with respect to the Company's reserves will likely vary from the estimates used, and such variances may be material.

     Approximately 35% of the Company's total estimated Proved Reserves at December 31, 1998 were undeveloped, which are by their nature less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations. The reserve data set forth in the reserve engineer reports assumes that substantial capital expenditures by the Company will be required to develop such reserves. Although cost and reserve estimates attributable to the Company's oil and gas reserves have been prepared in accordance with industry standards, no assurance can be given that the estimated costs are accurate, that development will occur as scheduled or that the results will be as estimated.

     The Present Value referred to in this report should not be construed as the current market value of the estimated oil and gas reserves attributable to the Company's properties. In accordance with applicable requirements of the Securities and Exchange Commission (the "SEC"), the estimated discounted future net cash flows from Proved Reserves are generally based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. The estimates at December 31, 1998 of the Company's

Proved Reserves and the future net revenues from which Present Value is derived were made using actual prices on a property-by-property basis at December 31, 1998. The average prices of all properties were $8.91 per barrel of oil and $1.89 per Mcf of natural gas at that date. Actual future net cash flows will also be affected by increases or decreases in consumption by oil and gas purchasers and changes in governmental regulations or taxation. The timing of actual future net cash flows from Proved Reserves, and thus their actual Present Value, will be affected by the timing of both the production and the incurring of expenses in connection with development and production of oil and gas properties. In addition, the 10% discount factor, which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company or the oil and gas industry in general.

Replacement of Reserves

     In general, production from oil and gas properties declines as reserves are depleted. Except to the extent the Company acquires properties containing Proved Reserves or conducts successful development and exploitation activities, or both, the Proved Reserves of the Company will decline as reserves are produced. The Company's future oil and gas production is, therefore, highly dependent upon its level of success in finding or acquiring additional reserves. The business of acquiring, enhancing or developing reserves is capital intensive. To the extent cash flow from operations is reduced and external sources of capital become limited or unavailable, the Company's ability to make the necessary capital investment to maintain or expand its asset base of oil and gas reserves would be impaired. In addition, there can be no assurance that the Company's future acquisition and development activities will result in additional Proved Reserves or that the Company will be able to drill productive wells at acceptable costs.

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

     Industry operating risks include the risks of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards, such as oil spills, natural gas leaks, ruptures or discharges of toxic gases, the occurrence of any of which could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension operations. In accordance with customary industry practice, the Company maintains insurance against some, but not all, of the risks described above. There can be no assurance that any insurance will be adequate to cover losses or liabilities. The Company cannot predict the continued availability of insurance at premium levels that justify its purchase.

Acquisition Risks

     The  Company's  growth has been  attributable  largely to  acquisitions  of producing oil and gas properties with Proved Reserves. The successful acquisition of such properties requires an assessment of recoverable reserves, future oil and gas prices, operating costs, potential environmental and other liabilities and other factors beyond the Company's control. Such assessments are necessarily inexact and their accuracy inherently uncertain. In connection with such an assessment, the Company performs a review of the subject properties that it believes to be generally consistent with industry practices. Such a review, however, will not reveal all existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. Inspections may not always be performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken. In most cases, the Company is not entitled to contractual indemnification for pre-closing liabilities, including environmental liabilities, and generally acquires interests in the properties on an "as is" basis with limited remedies for breaches of representations and warranties. In those circumstances in which the Company has contractual indemnification rights for pre-closing liabilities, there can be no assurance that the seller will be able to fulfill its contractual obligations. In addition, competition for producing oil and gas properties is intense and many of the Company's competitors have financial and other resources that are substantially greater than those available to the Company. Therefore, no assurance can be given that the Company will be able to acquire producing oil and gas properties which contain economically recoverable reserves or that it will make such acquisitions at acceptable prices.

Risks as to Minority or Royalty Interest Purchases

     The Company may acquire less than the controlling Working Interest or Overriding (or other forms of) Royalty Interests in oil and gas properties. In such cases, it is likely that the Company would not operate these properties. The Company would limit such acquisitions to properties operated by competent entities with which the Company has discussed the operator's plans for the properties, but the Company will not have complete control over decisions affecting such properties.

Environmental Liability

     Oil and gas activities can result in liability under federal, state and local environmental regulations for activities involving, among other things, water pollution and hazardous waste transport, storage, and disposal. Such liability can attach not only to the operator of record of the well, but also to other parties that may be deemed to be current or prior operators or owners of the wells or the equipment involved.

Substantial Capital Requirements

     The Company makes and will continue to make substantial capital expenditures in its exploitation and development projects. The Company intends to finance these capital expenditures, in part, with the net proceeds from future equity offerings, cash flow from operations and its existing financing arrangements. Additional financing will be required in the future to fund the Company's developmental and exploitation activities. No assurance can be given as to the availability or terms of any such additional financing that may be required or that financing will continue to be available under the existing or new financing arrangements. If additional capital resources are not available to the Company, its developmental and other activities may be curtailed and its business, financial condition and results of operations could be materially adversely affected.

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

Competition

     The oil and gas industry is highly competitive in all its phases. Competition is particularly intense with respect to the acquisition of desirable producing properties, the acquisition of oil and gas prospects suitable for enhanced recovery efforts, and the hiring of experienced personnel. The competitors of the Company in oil and gas acquisition, development, and production include the major oil companies in addition to numerous independent oil and gas companies, individual proprietors and drilling programs. Many of these competitors possess and employ financial and personnel resources substantially in excess of those which are available to the Company and may, therefore, be able to pay more for desirable producing properties and prospects and to define, evaluate, bid for, and purchase a greater number of producing properties and prospects than the financial or personnel resources of the Company will permit. The ability of the Company to acquire additional reserves in the future will be dependent on the Company's ability to select and acquire suitable producing properties and prospects in competition with these companies.

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

Dependence on Key Personnel

     The business of the Company will depend on the continued services of its chief executive officer, Marshall A. Smith III and its president, Thomas R. Kaetzer. Effective September 9, 1997 and December 14, 1998 respectively, the Company entered into employment agreements with Mr. Smith and Mr. Kaetzer for a period of three years. The loss of the services of Mr. Smith or Mr. Kaetzer would be particularly detrimental to the Company because of their background and experience in the oil and gas industry.

Delisting by The Nasdaq SmallCap Market

     Effective April 7, 1999, the Company's Common Stock was delisted by The Nasdaq SmallCap Market due to the Company's failure to evidence compliance with the net tangible assets standard and failure to maintain the minimum bid price requirement necessary for continued listing. The Company has requested a review of the Nasdaq delisting decision, however there can be no assurance that the decision will be reversed. The Company's Common Stock is traded over-the-counter and is listed on the Boston Stock Exchange.

No Dividends on Common Stock

     The Company's Board of Directors presently intends to retain all of the Company's earnings for the expansion of its business, except as required by the terms of the preferred stock. The Company therefore does not anticipate the distribution of cash dividends on its Common Stock in the foreseeable future. Further, the holders of outstanding Class AA and Class AAA preferred stock are entitled to receive annual dividends of $50 and $45 per share, respectively, and all cumulative dividends must be paid prior to the payment of any dividends on the Common Stock. Any future decision of the Company's Board of Directors to pay cash dividends will depend, among other factors, upon the Company's earnings, financial position, and cash requirements.

Preemptive Rights, Cumulative Voting and Control

     Holders of the Company's Common Stock have no preemptive rights in connection with such shares. The shareholders may be further diluted in their percentage ownership of the Company if the Company issues additional shares. Cumulative voting in the election of directors is prohibited. Accordingly, the holders of a majority of the shares of Common Stock present, in person or by proxy, will be able to elect all the members of the Company's Board of Directors.

ITEM 3.           Legal Proceedings.

     General. From time to time, the Company is involved in litigation relating to claims arising out of its operations or from disputes with vendors in the normal course of business. As of August 12, 1999, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company, with the exception of the pending litigation discussed below.

     League Energy Group, LLC (Plaintiff) vs. Southeast Texas Oil & Gas, LLC and GulfWest Oil Company (Defendants). On January 27, 1999, suit was filed by Plaintiff versus Defendants in the District Court of Harris County, Texas, 11th Judicial District. Plaintiff seeks to recover damages for an alleged breach of contract and seeks to recover approximately $260,000 plus interest. The Company has recorded a note payable to League for $175,000. The remaining $85,000 reflects legal fees sought by League. Defendants assert the contract is unenforceable and the claim should be barred due to failure of consideration and other equitable and legal defenses. As of this date, the outcome of this case cannot be reasonably determined. Management believes the ultimate outcome will not have a material effect on the Company's financial position.


ITEM 4.           Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II

ITEM 5. Market for Registrant's Common Stock and Related Stockholder Matters.

     The Company's Common Stock is listed on the Boston Stock Exchange under the symbol "GFW" and traded on the over-the-counter ("OTC") Bulletin Board under the symbol "GULF". The high and low trading prices for the Common Stock for each quarter in 1997, 1998 and 1999 (through August 12, 1999) are set forth below. The trading prices represent prices between dealers, without retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.

                  1997                                       High                      Low
                  First Quarter                               3.75                      2.25
                  Second Quarter                             2.875                     1.875
                  Third Quarter                               3.125                     2.00
                  Fourth Quarter                              3.25                      2.50

                  1998

                  First Quarter                               2.63                      1.875
                  Second Quarter                              2.25                      1.50
                  Third Quarter                               2.00                       .875
                  Fourth Quarter                              1.0625                     .50

                  1999

                  First Quarter                               2.63                      1.875
                  Second Quarter                              1.00                       .375
                  Third Quarter (through 8/12/99)              .75                       .375

Common Stock

     The Company is authorized to issue 20,000,000 shares of Class A Common Stock, par value $.001 per share (the "Common Stock"). As of August 12, 1999, there were 7,481,486 shares of Class A Common Stock issued and outstanding and held by approximately 580 beneficial owners. Fidelity Transfer Company, 1800 South West Temple, Suite 301, Box 53, Salt Lake City, Utah 84115, (801)484-7222 is the transfer agent for the Common Stock.

     The Company's Common Stock is traded over-the-counter (OTC) under the symbol "GULF" and is listed on the Boston Stock Exchange under the symbol "GFW". Effective April 7, 1999, the Company's Common Stock was delisted by The Nasdaq SmallCap Market due to the Company's failure to evidence compliance with the net tangible assets standard and failure to maintain the minimum bid price requirement necessary for continued listing. The Company has requested a review of the Nasdaq delisting decision, however there can be no assurance that the decision will be reversed.

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

Preferred Stock

     The Board of Directors is authorized, without further shareholder action, to issue Preferred Stock in one or more series and to designate the dividend rate, voting rights and other rights, preferences and restrictions of each such series. As of August 12, 1999, the Company had 9,175 shares of Preferred Stock issued and outstanding in three classes or series (the "Classes or Series"):
1,950  shares in Class AA, 3,225 shares in Class AAA, and 4,000 shares in Series
C. The rights and preferences of each Class or Series of Preferred Stock are as follows:

     All of the Classes or Series are equal in preference and senior to the Common Stock regarding payment of dividends and liquidation. None of the Classes or Series has voting rights and none is entitled to the benefits of any retirement or sinking fund. All of the Classes or Series have one-time "piggyback" registration rights of the underlying Common Stock, subject to certain restrictions, including underwriter holdback.

     The Class AA is entitled to receive dividends at the rate of ten percent (10%) per annum or $50.00 per share. It is redeemable at anytime, at the option of the Company, at a price equal to one hundred twenty percent (120%) of the price paid ($500) by the purchaser which equals $600 per share. The Class AA is convertible to Common Stock at a rate based upon the purchase price ($500) divided by $5.00 per share of Common Stock. The Class AA also has a limited right to participate in the net profits from production of the oil and gas properties acquired with the proceeds from the sale of the Class AA.

     The Class AAA is entitled to receive dividends at the rate of nine percent (9%) per annum or $45.00 per share. On July 7, 1999, the holders agreed to convert the Class AAA Preferred Stock to Common Stock at a rate based upon the purchase price per share ($500 per share), plus accrued and unpaid dividends, divided by $.90 per share of Common Stock. When completed, the Company will have issued approximately 2,128,115 shares of Common Stock for the conversion of the Class AAA Preferred Stock, and accrued and unpaid dividends.

     The Series BB is entitled to receive dividends at the rate of nine percent (9%) per annum or $60.00 per share. On July 15, 1999, the Board of Directors approved the immediate conversion of the Series BB to Common Stock at a rate based upon the purchase price ($500 per share) divided by $.60 per share of Common Stock. Upon conversion, Mr. Waggoner, the sole shareholder of the Series BB Preferred Stock, with an aggregate value of $2,550,000, will be issued 4,250,000 shares of Common Stock.

     The Series C is not entitled to receive dividends. After one (1) year from the date of issuance, provided the price of the Common Stock is at least $10.00 per share for ten (10) consecutive trading days, the Company may call for the mandatory conversion to Common Stock at a rate based upon the purchase price ($500) divided by the greater of (i) $10.00 per share or (ii) the average closing price of the Common Stock for the 10 trading days preceding the date of a conversion notice.

     At August 12, 1999, the Company had outstanding warrants and options for the purchase of 2,578,343 shares of Common Stock at prices ranging from $.48 to $5.75 per share, including Employee Stock Options to purchase 210,000 shares at $1.81 per share and 75,000 shares at $3.00 per share. In July, 1999, the Board of Directors authorized that all employee and director options under the plan be reduced to a price of $.75 per share

ITEM 6.           Selected Financial Data.

     The following table sets forth selected historical financial data of GulfWest Oil Company as of December 31, 1998, 1997, 1996, 1995 and 1994, and for each of the periods then ended. See "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The income statement data for the years ended December 31, 1998, 1997 and 1996 and the balance sheet data at December 31, 1998 and 1997 are derived from the Company's audited financial statements contained elsewhere herein. The balance sheet data at December 31, 1996, 1995 and 1994 and income statement data for the years ended December 31, 1995 and 1994 are derived from the Company's Annual Report on Form 10-K for those periods. The data should be read in conjunction with the consolidated financial statements and the notes thereto of the Company included elsewhere herein.

                                                                 Year Ended December 31,
                                     1998            1997              1996             1995               1994

Income Statement Data
Operating Revenues               $ 2,403,553      $ 4,960,966      $ 1,966,012        $  669,367         $ 682,538

Net income (loss) from            (6,329,884)        (598,320)        (485,588)       (1,186,843)         (879,746)
operations

Net income (loss)                 (8,387,060)      (1,676,681)      (1,519,764)       (1,186,843)         (879,746)

Dividends on Preferred              (427,173)        (380,928)      (1,363,677)             -                 -
Stock

Net income (loss) available       (8,814,233)      (2,057,609)      (2,883,441)       (1,186,843)         (879,746)
to Common Shareholders

Net Income (loss), per           $     (3.68)     $     (1.19)     $     (2.28)       $    (1.17)        $   (0.88)
Share of Common Stock

Weighted average number            2,394,866        1,725,926        1,266,974         1,010,765         1,000,000
of shares of Common Stock
outstanding (1)

Balance Sheet Data

Current assets                   $   820,984      $ 1,536,396      $   699,259        $  201,759         $ 226,860

Total assets                       8,058,827       17,089,855       15,046,765         3,095,625         2,370,781

Current liabilities                6,559,393        2,879,256        2,877,290           543,565           610,843

Long-term obligations              3,401,371       12,185,055        8,877,941         1,678,039           198,676

Stockholders' Equity (Deficit)    (1,901,937)       2,025,544        3,291,534           874,021         1,561,262

(1) Basic and diluted loss per share are the same since potential common stock equivalents are anti-dilutive.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Prior Period Adjustments

     Based upon comments by the SEC during a review of the Company's Preliminary Proxy Statement (subsequently abandoned), the Company adjusted its accounting for certain common stock purchase warrants and stock options which had been issued in 1996 and 1997, and adjusted its accounting for the convertible preferred stock issued with a discounted conversion feature in 1996. The Company used the intrinsic method of accounting under APB 25 to measure employee stock based compensation and fair value method of accounting under SFAS 123 to measure other stock based compensation, utilizing a 60% discount off the Nasdaq market price at the measurement date for both methods. The Company has restated stock based compensation utilizing a 0% discount off the Nasdaq market price at the measurement date. During 1996, the Company issued Class AAA Convertible Preferred Stock with a 30% discounted conversion feature, convertible at the issue date. 1996 is restated to reflect the effects of the 30% discount. During 1997, options were issued to a director of the Company. The options have since been irrevocably rescinded by the director, effective retroactively to the grant date. Additionally, the penalty feature for the Class AAA preferred dividends have been restated because of a mathematical error in 1997. The aggregate of these adjustments resulted in an increase to previously reported net loss to common shareholders of $1,986,689 and $1.57 per share for 1996, and a decrease of $30,266 and $.02 per share in 1997. These adjustments did not have any effect on income taxes for the periods ended December 31, 1996 and 1997. The 1996 and 1997 consolidated balance sheet and related consolidated statement of operations, stockholders equity, and statement of cash flows have been restated to reflect these adjustments.

Overview

     GulfWest is primarily engaged in the acquisition, development, exploitation, exploration and production of oil and natural gas. The Company is focused on the acquisition of interests in wells and leases that are currently producing crude oil and natural gas and that have the potential for increased production revenue and reserve value through further exploitation, exploration and development. The Company's gross revenues are derived from the following sources:

1. Oil and gas sales that are proceeds from the sale of oil and natural gas production to midstream purchasers;

2 Gathering system revenue consisting of fees earned through the ownership and operation of pipeline systems which gather and transport natural gas from properties operated by other producers;

3. Lease sales that are income from the sale of leases acquired by the Company for resale to third parties.

4. Operating overhead consisting of fees earned from other Working Interest owners for operating oil and natural gas properties; and,

5. Well servicing revenues that are earnings from the operation of well servicing equipment under contract to third party operators.

     The following is a discussion of the Company's consolidated financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto. See "Financial Statements".

Results of Operations

     Effective October 1, 1998, the Company sold its stock ownership in a wholly owned subsidiary, GulfWest Permian. GulfWest Permian's assets included Working Interests in certain oil properties located on approximately 5,000 acres in five
(5) fields in Pecos, Howard, Sterling and Lynn Counties, Texas with estimated Proved Reserves of approximately 1.26 million barrels of oil. The properties were burdened by short-term debt of approximately $9 million. The sale of GulfWest Permian relieved the Company of negative cash flow of approximately $75,000 per month, after payment of lease operating expenses, capital expenses and interest on the debt.

     The factors which most significantly affect the Company's results of operations are (1) the sales price of crude oil and natural gas, (2) the level of total sales volumes of crude oil and natural gas, (3) the level of and interest rates on borrowings and, (4) the level and success of new acquisitions and development of existing properties.

     Comparative results of operations for the periods indicated are discussed below.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Revenues

     Oil and Gas Sales. During the period ended December 31, 1998, operating revenues from the sale of crude oil and natural gas decreased by 58% from $4,269,000 in 1997 to $1,804,000 in 1998. This decrease was primarily attributable to a decline in commodity prices and the sale of GulfWest Permian and its oil assets, effective October 1, 1998.

     Well Servicing Revenues. Earnings from well servicing operations decreased by 10% from $482,000 in 1997 to $432,000 in 1998. This decrease was due to lower rig utilization under contract to third parties as a result of the decline in commodity prices.

     Operating Overhead Revenues. Revenues from the operating of properties increased 22% from $137,000 in 1997 to $167,000 in 1998. This increase was due to the acquisition of Setex LLC ,which generates overhead fees through the management of a limited oil and gas partnership.

         Costs and Expenses

     Lease Operating Expenses. Lease operating expenses decreased 23% from $2,139,000 in 1997 to $1,647,000 in 1998. This decrease in operating expenses was due primarily to management's decision to shut- in a number of oil wells because of the lower oil prices in 1998 and the sale of GulfWest Permian.

     Cost of Well Servicing Operations. Well servicing expenses increased 51% from $279,000 in 1997 to $421,000 in 1998. This increase in expenses was due to the reduced utilization of the Company's equipment under contract to third parties. The Company incurred additional expenses to secure the rigs in order to protect the Company's investment.

     Impairment of Assets. Impairment of assets increased to $2,279,000 in 1998 from -0- in 1997. The increase was due to the Company's requirement to write down the carrying values of oil and gas properties (whose future estimated undiscounted net cash inflows are less than such carrying value) to fair value. An impairment of assets write down is a charge to earnings which does not impact cash flow from operating activities. However, such write downs do impact the amount of the Company's stockholders' equity. The risk that the Company will be required to write down the carrying value of its oil and gas reserves increases when oil and gas prices are depressed or volatile as the Company experienced at December 31, 1998. No assurance can be given that the Company will not experience additional write downs in the future should commodity prices decline.

     General and Administrative (G&A) Expenses. G&A expenses increased 40% from $1,478,000 for the year ended December 31, 1997 to $2,064,000 for the year ended December 31, 1998, as a result of the Company's unsuccessful attempts to close two equity offerings.

     Depreciation, Depletion and Amortization (DD&A). DD&A increased 43% from $1,625,000 in 1997 to $2,322,000 in 1998. The increase was due primarily to lower oil prices which caused depletion to accelerate.

     Interest Expense and Dividends on Preferred Stock. Interest expense increased 20% from $1,087,000 in 1997 to $1,303,000 in 1998. This increase was due to the borrowing of funds needed for operating capital. Preferred dividends increased $46,000 due to the issuance of warrants with the preferred stock in conjunction with the purchase of Setex LLC, and additional dividends due the Class AAA preferred stockholders under a penalty provision. In a subsequent event, on July 7, 1999, the Class AAA preferred stockholders agreed to convert their preferred stock to Common Stock at a rate based upon the purchase price per share ($500), plus accrued and unpaid dividends, divided by $.90 per share of Common Stock.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         Revenues

     Oil and Gas Sales. Revenues for oil and gas sales for 1997 increased 176% to $4,269,000 from $1,549,000 in 1996. This was due to the addition of Working Interests ownership in the Phase I and II properties acquired in the fourth quarter of 1996.

     Lease Sales. Revenues in 1997 were $73,000 compared to $252,000 in 1996 with cost of leases sold being $38,000 compared to $92,000 in 1996.

     Well Servicing Revenues. In September 1996, the Company began operating well servicing equipment to perform work on its own properties and under contract to third parties. Operations for third parties produced well servicing revenues of $482,000 less expenses of $279,000 in 1997 compared to $58,900 less expenses of $46,400 for 1996.

         Costs and Expenses

     Lease Operating Expenses. Costs for operating leases in 1997 increased by 226% to $2,139,000 from $657,000 in 1996 primarily because of the added Working Interests ownership discussed above.

     Depreciation, Depletion and Amortization. The 249% increase in DD&A to $1,625,000 for 1997 from $466,000 in 1996 was due to the added Working Interests ownership in the Phase I and II properties in the fourth quarter of 1996 and economic factors affecting the year end prices of oil and gas.

     General and Administrative. G&A for 1997 increased by $419,000 over 1996 due to costs associated with company expansion.

     Interest Expense. Borrowing costs related to the acquisition of additional interests and other debt incurred during the year to finance the Company's operations increased interest expense from $385,000 in 1996 to $1,161,000 in 1997.

Financial Condition and Capital Resources

     On March 3, 1998, the Company established a $500,000 revolving-line-of-credit with Compass Bank of Dallas, with the proceeds to be used for equipment purchases and working capital for its subsidiary, VanCo. The line of credit is guaranteed by Mr. Waggoner, a director and Mr. Marshall A. Smith, III, chief executive officer and director of the Company.

     At a special meeting of the shareholders of the Company on March 24, 1998, the shareholders approved the offering, sale and issuance of shares of the Company's Common Stock through a private placement at a price to be determined whereby gross proceeds of at least $500,000 and up to $5.5 million were anticipated to be raised. At June 30,1998 when the offering was closed, the Company had received $190,000 in cash proceeds and $1,490,741 through the conversion of debt to equity.

     Since January, 1997, Mr. J. Waggoner has personally guaranteed (i) a revolving line-of-credit with Southwest Bank of Texas, with an outstanding balance at August 12, 1999 of $3,000,000; (ii) a revolving line- of-credit with Compass Bank, with an outstanding balance at August 12, 1999 of $500,000; and
(iii) the payment of monthly installments in the amount of $25,000 on a note with Compass Bank, with an outstanding balance at August 12, 1999 of $1,275,000.

     On December 15, 1997, the Company obtained a personal loan from Mr.Waggoner in the amount of $1,000,000, bearing interest at the floating Prime Rate, which was 8.5% at the time of the loan. On June 29, 1998, Mr. Waggoner converted the principal and interest of the loan to Common Stock at $1.625 per share, as part of a private offering by the Company.

     On December 1, 1998, the Company purchased the Ft. Terrett Properties from an unrelated party. The purchase price for the interests was $800,000 in cash and 100,000 shares of the Company's Common Stock. Mr.Waggoner provided financing for the acquisition in the amount of $250,000 on December 15, 1998 and $550,000 on January 4, 1999. The Company issued 50,000 shares of Common Stock to Mr. Waggoner for arranging the acquisition.

     On December 28, 1998, Mr. Waggoner converted $1,915,000 in outstanding principal and interest of loans made to the Company during the last six months of 1998 to shares of the Series BB Preferred Stock.

     In subsequent events, Mr. Waggoner converted $635,000 in outstanding principal and interest of loans made to the Company in 1999 to Series BB Preferred Stock on May 28, 1999 and purchased 4,000,0000 shares of the Company's Common Stock in a private offering at $.75 per share, for a total purchase price of $3,000,000 on July 15, 1999. The closing price of the Common Stock on July 15, 1999 was $.6875 per share.

     As a result of and giving effect to the transactions described above, at August 12, 1999, Mr. Waggoner beneficially owns and has sole voting and dispositive power for 8,983,884 shares, representing 78.2% of the Company's Common Stock, which includes 4,250,000 upon conversion of the Series BB and 20,000 shares subject to the exercise of options.

     At December 31, 1998, the Company's current liabilities exceeded its current assets by $5,738,409 and the Company was either past due or in default of certain of its debt agreements. Further, the Company has experienced significant recurring net losses. Following are steps management has taken and are proceeding with in an attempt to move the Company to profitability:

     - First, management elected to focus more on natural gas reserves and production and sold its subsidiary, GulfWest Permian. This sale eliminated a very significant portion of its debt which was tied to older, higher cost oil production and reserves.

     - Second, at the same time GulfWest Permian was sold, management decided to sell the old operating company, WestCo, bring in a new operating team, SETEX, and consolidate the Company's offices in Houston.

     - Third, since December 31, 1998, the Company has raised working capital to meet its immediate obligations and began to enhance production. A director of the Company purchased $635,000 of Series BB Preferred Stock and subscribed to purchase $3,000,000 of Common Stock, $1,500,000 of which the Company has received at August 12, 1999. The funds from these equity offerings are being used specifically to reduce current liabilities and increase production through workovers and installation of surface equipment.

     - Fourth, with the operating capital commitment and a consolidated office in Houston, the Company focused on evaluating and acquiring natural gas assets to achieve a more balanced cash flow from oil and natural gas.

     - Fifth, the near-term operating focus of SETEX was to turn each remaining oil and gas asset of the Company into a positive cash flow property, even at lower oil and gas prices. This was to be done by significantly lowering expenses and increasing production.

     - Sixth, the Company brought in key technical staff to focus on the evaluation of existing properties and pipelines, and to continue with efforts to increase production and revenue from the Company's existing core assets.

     - Seventh, the Company defined a tactical and strategic business plan to use existing assets to achieve a positive corporate cash flow and to identify and evaluate additional development and acquisition opportunities to further grow the Company. Specifically, the Company's staff has identified and continues to evaluate workover and drilling projects on its existing oil and gas properties. If successful, these "in-hand" opportunities are projected to provide the Company with sufficient revenue to become profitable. In addition, the Company has identified, and is evaluating and negotiating the acquisition of additional oil and gas properties in its core areas.

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

nflation and Changes in Prices

     While the general level of inflation affects certain costs associated with the petroleum industry, factors unique to the industry result in independent price fluctuations. Such price changes have had, and will continue to have a material effect; however, the Company cannot predict the fluctuations. The following table indicates the average oil and gas prices received over the last three years by quarter. Average prices per equivalent barrel indicate the composite impact of changes in oil and gas prices. Natural gas production is converted to oil equivalents at the rate of 6 Mcf per barrel.

                                                         Average Prices
                                              Crude Oil                          Per
                                                 and             Natural      Equivalent
                                               Liquids             Gas          Barrel
                                              (per Bbl)         (Per Mcf)

          1996
          First                                 $18.12            $3.06          $18.24
          Second                                 19.81             2.49           17.38
          Third                                  19.88             2.24           16.66
          Fourth                                 23.08             3.39           21.71

          1997
          First                                 $20.69            $2.61          $19.90
          Second                                 17.73             2.17           16.99
          Third                                  17.24             2.09           16.53
          Fourth                                 17.38             2.60           17.14

         1998
         First                                  $13.51            $1.75          $13.00
         Second                                  11.13             2.05           11.33
         Third                                   13.05             1.78           12.62
         Fourth                                   9.92             2.25           12.36

Year 2000 Issue

          The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation.

          The Company has not completed its assessment, particularly related to outside customers or vendors. The Company has received notification from its general ledger vendor that its current system is compliant. The Company intends to complete its outside customer/vendor assessment in the fourth quarter of 1999. If the Company and/or third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company, possibly delaying receipts from sales of oil and natural gas.

ecent Accounting Pronouncements

          During 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income", No. 131 "Disclosures About Segments of an Enterprise and Related Information" and No. 132 "Employers Disclosures About Pensions and Other Post Retirement Benefits". Adoption of these statements had no material effects on the Company's financial position, results of operations or cash flows.


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

          None

                                    PART III


ITEM 10.          Directors and Executive Officers of the Registrant.

         The directors and executive officers of the Company are as follows:

                                                                                       Year First
                                                                                        Elected
                                                                                        Director
Name                                         Age                  Position            or Officer

Anthony P. Towell(1)(2)(3)                    67            Chairman of the Board         1997

Marshall A. Smith III(3)                      51            Chief Executive Officer       1989
                                                            and Director

Thomas R. Kaetzer(3)                          40            President, Chief Operating    1998
                                                            Officer and Director

Jim C. Bigham                                 63            Executive Vice President,     1991
                                                            Secretary and Director

Richard L. Creel                              50            Vice President of Finance     1998
                                                            and Controller

John E. Loehr(1)23)(3)                        53            Director                      1992

Henri M. Nevels(1)                            34            Director                      1996

J. Virgil Waggoner(2)(3)                      71            Director                      1997

(1)      Member of the Audit Committee.
(2)      Member of the Compensation Committee.
(3)      Member of the Executive Committee.

     Anthony P. Towell has served as a director of the Company since November 13, 1997 and as chairman of the board since July 8, 1998. Mr. Towell also is a director of a number of public companies, both in the United Kingdom and the United States, in the safety, environmental and computer network industries. Mr. Towell has been in the petroleum business since 1957 and has held executive positions with various public oil and gas companies including the Royal Dutch Shell group companies and Pacific Resources, Inc.

     Marshall A. Smith III has served as an officer and a director of the Company since July 1989. From July 1989 to November 20, 1992, he served as president and chairman of the board of directors. On November 20, 1992, he resigned as president but continued as chief executive officer and chairman of the board. On September 1, 1993, Mr. Smith reassumed the duties of president and resigned as chairman of the board. On December 21, 1998, he resigned as president but remained chief executive officer.

     Thomas R. Kaetzer was appointed senior vice president and chief operating officer of the Company on September 15, 1998 and on December 21, 1998 became president and a director. Mr. Kaetzer has 17 years experience in the oil and gas industry, including 14 years with Texaco Inc., which involved the evaluation, exploitation and management of oil and gas assets. He has both onshore and offshore experience in operations and production management, asset acquisition, development, drilling and workovers in the continental U.S., Gulf of Mexico, North Sea, Colombia, Saudi Arabia, China and West Africa. Mr. Kaetzer has a Masters Degree in Petroleum Engineering from Tulane University and a Bachelor of Science Degree in Civil Engineering from the University of Illinois.

     Jim C. Bigham has served as executive vice president of the Company since 1996 and as secretary and a director since 1991 when he joined the Company. Prior to joining the Company, Mr. Bigham held management and sales positions in the real estate and printing industries. Mr. Bigham is also a retired United States Air Force Major. During his military career, he served in both command and staff officer positions in the operational, intelligence and planning areas.

     Richard L. Creel has served as controller of the Company since May 1, 1997 and was elected vice president of finance on May 28, 1998. Prior to joining the Company, Mr. Creel served as Branch Manager of the Nashville, Tennessee office of Management Reports and Services, Inc. Mr. Creel has also served as controller of TLO Energy Corp. He has extensive experience in general accounting, petroleum accounting, and financial consulting and income tax preparation.

     John E. Loehr has served as a director of the Company since 1992, as chairman of the board from September 1, 1993 to July 8, 1998 and as chief financial officer from November 22, 1996 to May 28, 1998. Mr. Loehr is also currently president and sole shareholder of ST Advisory Corporation, an investment company, and vice-president of Star-Tex Trading Company, also an investment company. Mr. Loehr was formerly president of Star-Tex Asset Management, a commodity-trading advisor, and a position he held from 1988 until 1992, when he sold his ownership interest. Mr. Loehr is a CPA and is a member of the American Institute of Certified Public Accountants and Texas Society of Certified Public Accountants.

     Henri M. Nevels has served as a director of the Company since August 22, 1996. For the past eight years, Mr. Nevels has served as an advisor to a private European investor group with international holdings, including those in the United States and China.

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

Meetings and Committees of the Board

     The business of the Company is managed under the direction of the Board. The Board meets on a regularly scheduled basis to review significant developments affecting the Company and to act on matters requiring Board approval. It also holds special meetings when an important matter requires Board action between scheduled meetings. The Board met seven times during the calendar year ended December 31, 1998.

     The Board has three standing committees: the Audit Committee, the Compensation Committee and the Executive Committee. The functions of these committees, their current members, and the number of meetings held during 1998 are described below.

     The Audit Committee was established to review the professional services and independence of the Company's independent auditors, and the Company's accounts, procedures and internal controls. The Audit Committee is comprised of Mr. John
E. Loehr (Chairman), Mr. Anthony P. Towell and Mr. Henri M. Nevels. The Audit Committee met twice in 1998.

     The function of the Compensation Committee is to fix the annual salaries and other compensation for the officers and key employees of the Company. The Compensation Committee is comprised of Mr. Anthony P. Towell (Chairman), Mr. J. Virgil Waggoner Mr. John E. Loehr. The Compensation Committee met twice in 1998.

     The Executive Committee was established to make recommendations to the Board in the areas of financial planning, strategies and business alternatives. The Executive Committee is comprised of Mr. Anthony P. Towell (Chairman), Mr. J. Virgil Waggoner, Mr. Marshall A. Smith III, Mr. John E. Loehr and Mr. Thomas R. Kaetzer. The Executive Committee met twice in 1998.


     The Company does not have a nominating committee. The functions customarily performed by a nominating committee are performed by the Board as a whole.

Compensation of Directors

     In the past, the Company has not paid directors for their Board activities, except for travel expenses incurred by certain directors. At the Annual Meeting of Shareholders on May 28, 1998, the shareholders approved an amended and restated Employee Stock Option Plan, which included an increase in authorized plan shares from 200,000 to 1,000,000, a one-time grant of options to purchase 20,000 shares of Common Stock to each director in office on the effective date and a provision for the payment of reasonable fees to directors.

ITEM 11.          Executive Compensation

Summary Compensation Table

     The following table sets forth information regarding compensation paid to the Company's executive officers whose total annual compensation is $100,000 or more during each of the last three years.

                                                                                              Long Term
                                                                                            Compensation
                                                        Annual Compensation (1)              Awards (2)
                                Year                              Other Annual                     All Other
Name and Principal Position     End          Salary($)   Bonus($) Compensation($)  Options(#)   Compensation($)
Marshall A. Smith              1998          125,000       -            -             20,000           -
 Chief Executive Officer       1997          125,000       -            -               -              -
                               1996          100,000       -            -            270,000        158,400

Thomas R. Kaetzer(3)           1998          100,000       -            -               -              -
  President and Chief
  Operating  Officer

 Jim C. Bigham                 1998           75,000       -            -             20,000           -
 Executive Vice President      1997           75,000       -            -               -              -
  And Secretary                1996           66,000       -            -            106,000         66,650
------------------------

(1) Includes deferred compensation of $25,000 in 1997 and $50,000 in 1998 payable to Mr. Smith and $4,500 payable to Mr. Bigham.

(2) Long Term Compensation includes warrants issued in 1996 to Mr. Smith to acquire 200,000 shares of Common Stock at an exercise price of $3.00 per share, 50,000 shares of Common Stock at an exercise price of $5.00 per share, and 20,000 shares of Common Stock at an exercise price of $5.75 per share. Mr. Bigham was issued warrants in 1996 to acquire 2,750 shares of Common Stock at an exercise price of $.50, 500 shares of Common Stock at an exercise price of $1.75, 100,000 shares of Common Stock at an exercise price of $3.00 and 2,750 shares of Common Stock at an exercise price of $5.00. The value of warrants issued was derived utilizing the Black-Sholes pricing model.

(3) Mr. Kaetzer joined the Company as Chief Operating Officer in September, 1998 and was elected President in December, 1998. His base annual salary is $100,000.

Option Grants During 1998

     Mr.  Smith and Mr.  Bigham,  along  with  other  directors,  each  received
Employee Stock Options to purchase 20,000 shares of Common Stock, under a director compensation plan.

Option Exercises During 1998 and
Year End Option Values (1)

                                          Number of Securities                   Value of Unexercised
                                    Underlying Unexercised Options               In-the-Money Options
                                             at FY-End (#)                           at FY-End ($)
                                             Exercisable/                            Exercisable/
Name                                         Unexercisable                           Unexercisable
Marshall A. Smith                               20,000                                     -0-
                                                 -0-                                       -0-

Jim C. Bigham                                   35,000                                     -0-
                                                 -0-                                       -0-


(1) Since no options were exercised by the above-named executives in 1998, no shares were acquired or value realized upon the exercise of options of such persons in the last fiscal year.

Report of the Compensation Committee of the Board on Executive Compensation

     The Board approved an annual salary for the CEO of $100,000 on July 1, 1991 and it remained at that level until April 1, 1997, when the Compensation Committee recommended and the Board approved increasing the annual salary of the CEO to $125,000 where it has remained.

     On April 16, 1993, the Board established the Compensation Committee and authorized it to develop and administer an executive compensation system which will enable the Company to attract and retain qualified executives. Compensation for the CEO and other executive officers is determined by the Compensation Committee which functions under the philosophy that compensation of executive officers, specifically including that of the CEO, should be directly and materially linked to the Company's performance.

     On September 9, 1997, the Compensation Committee recommended and the Board approved entering into Employment Agreements with Mr. Marshall A. Smith III, chief executive officer, Mr. Jim C. Bigham, executive vice president and secretary, and Mr. Richard L. Creel, controller, for a period of three years. On December 21, 1998, the Compensation Committee recommended and the Board approved entering into an Employment Agreement with Mr. Thomas R. Kaetzer, president and chief operating officer, with a base annual salary of $100,000. (See:
"Employment and Change of Control Agreements".)

         This report is submitted by the members of the Compensation Committee:

         Compensation Committee:
         Anthony P. Towell, Chairman
         J. Virgil Waggoner
         John E. Loehr

Stock Performance Chart

     The following chart compares the yearly percentage change in the cumulative total shareholder return on the Company's Common Stock during the five years ended December 31, 1998 with the cumulative total return on The Nasdaq Stock Market Index and The Nasdaq Non-Financial Stock Index. The comparison assumes $100 was invested on December 31, 1993 in the Company's Common Stock and in each of the foregoing indices and assumes reinvestment of dividends. The Company paid no dividends during such five- year period.

                 COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
         AMONG COMPANY, NASDAQ INDEX & NASDAQ NON-FINANCIAL STOCK INDEX
                                [GRAPHIC OMITTED]
NASDAQ Index             100.00         97.75      138.26       170.00        208.58         293.21

Non-Financial            100.00         96.16      134.03       162.84        191.04         279.82

GulfWest                 100.00        109.08       81.81       109.08         90.90          18.18

Employment Agreements

     Effective September 9, 1997, the Company entered into Employment Agreements with Mr. Marshall A. Smith III, CEO, Mr. Jim C. Bigham, executive vice president and secretary, and Mr. Richard L. Creel, controller, for a period of three years. Effective December 21, 1998, the Company entered into an Employment Agreement with Mr. Thomas R. Kaetzer, president and chief operating officer.

     Under the Employment Agreements, Mr. Smith will receive a base annual salary of $125,000, Mr. Kaetzer $100,000, Mr. Bigham $75,000 and Mr. Creel $50,000, all increasing a minimum of 15% annually. In the event of a change of control, the employees will have the option to continue as employees of the Company under the terms of the Employment Agreements or receive a lump-sum cash severance payment equal to 300% of their annual base salary for the year following the change of control.

     A "change of control" is defined in the Employment Agreements as: (i) an acquisition (other than from the Company) by an individual, entity or a group (excluding the Company, its subsidiaries, a related employee benefit plan or a corporation the voting stock of which is beneficially owned following such acquisition 50% or more by the Company's stockholders in substantially the same proportions as their holdings in the Company prior to such acquisition) of beneficial ownership of 20% or more of the Company's voting stock; (ii) a change in a majority of the Board (excluding any persons approved by a vote of at least a majority of the incumbent Board other than in connection with a proxy contest); (iii) the approval by the stockholders of a reorganization, merger or consolidation (other than a reorganization, merger or consolidation in which all or substantially all of the stockholders of the Company receive 50% or more of the voting stock of the surviving company); or (iv) a complete liquidation or dissolution of the Company or the sale of all, or substantially all, of its assets.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of August 12, 1999, regarding the beneficial ownership of Common Stock by each person known by the Company to own beneficially 5% or more of the outstanding Common Stock, each director of the Company, certain named executive officers, and the directors and executive officers of the Company as a group. The persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them, unless otherwise noted.

                                             Amount and Nature
  Name and Address of                          of Beneficial
   Beneficial Owner                              Ownership                         Percent
Anthony P. Towell                                 365,683           1,2               4.8%

Marshall A. Smith III                             333,520           2,3               4.4%

Thomas R. Kaetzer                                 116,000           2,4               1.6%

Jim C. Bigham                                     160,935           2,5               2.2%

Richard L. Creel                                   35,000           2,6                *

Henri M. Nevels                                    31,430           2,7                *

John E. Loehr                                     492,159           2,8               6.4%

J. Virgil Waggoner                              8,983,884           2,9              78.2%

All current directors and officers
as a group  (8 persons)                        10,519,611           10               82.3%

Anaconda Opportunity Fund                         604,444           11                7.7%

Carlin Equities Corporation                       377,777           12                5.0%

Renier Nevels                                     390,000           13                5.1%

*        Less than 1%

1 Includes 262,222 shares issuable upon conversion of presently convertible Preferred Stock, 60,000 shares subject to presently exercisable warrants and options, and 38,461 shares issuable upon conversion of a debenture.

2 Shareholder's address is 397 N. Sam Houston Parkway East, Suite 375, Houston, Texas 77060.

3 Includes 290,000 shares subject to presently exercisable warrants and options and 40,104 shares owned directly, 83 shares owned by Joyce Smith, the wife of Mr. Smith, and 3,333 shares owned by Marshall A. Smith IV and Mark Shelton, sons of Mr. Smith. Mr. Smith III disclaims beneficial ownership of the shares and warrants owned by Senior Drilling Company, which is controlled by Mitchell D. Smith, the brother of Mr. Smith.

4    Includes 16,000 shares subject to warrants exercisable at 09/01/99.

5 Includes 120,000 shares subject to presently exercisable warrants and options, and 40,935 shares held directly, and 1,000 shares held by Jeff G. Gray, son of Mr. Bigham.

6    Includes 30,000 subject to presently exercisable options.

7 Includes 31,430 shares subject to presently exercisable warrants and options. Mr. Nevels disclaims beneficial ownership of the shares and warrants owned by his father, Renier Nevels.

8 Includes 322,159 shares subject to presently exercisable warrants and options and 20,494 shares held directly; 6,000 shares subject to presently exercisable warrants, 76,923 shares issuable upon conversion of a debenture, 39,333 shares issuable upon conversion of presently convertible Preferred Stock, and 25,250 shares held by ST Advisory Corporation; and 2,000 shares held by his daughter's trust, the Joanna Drake Loehr Trust. Mr. Loehr is president and sole shareholder of ST Advisory Corporation.

9 Includes 4,250,000 shares subject to presently convertible preferred stock and 20,000 shares subject to presently exercisable options.

10 Includes 1,312,528 shares subject to presently exercisable warrants, options and convertible securities.

11 Includes 524,444 shares issuable upon conversion of presently convertible Preferred Stock and 80,000 shares subject to presently exercisable warrants. Shareholder's address is c/o Anaconda Capital, 730 Fifth Avenue, 15th Floor, New York, New York 10019.

12 Includes 327,777 shares issuable upon conversion of presently convertible Preferred Stock and 50,000 shares subject to presently exercisable warrants. Shareholder's address is 1270 Avenue of the Americas, 12th Floor, New York, New York 10020.

13 Includes 195,000 shares issuable upon conversion of presently convertible Preferred Stock at a price per share of Common Stock of $5.00, and 405,000 shares subject to presently exercisable warrants. Shareholder's address is
     P. O. Box 1, 3680 Maaseik, Belgium.


ITEM 13.          Certain Relationships and Related Transactions

     Since January, 1997, Mr. J. Virgil Waggoner, a director and significant stockholder of the Company, has personally guaranteed (i) a revolving line-of-credit with Southwest Bank of Texas, with an outstanding balance at August 12, 1999 of $3,000,000; (ii) a revolving line-of-credit with Compass Bank, with an outstanding balance at August 12, 1999 of $500,000; and (iii) the payment of monthly installments in the amount of $25,000 on a note with Compass Bank, with an outstanding balance at August 12, 1999 of $1,275,000. The Company had issued Mr. Waggoner options to purchase an aggregate of 850,000 shares of the Company's Common Stock; however, on July 15, 1999, Mr. Waggoner agreed to irrevocably declare the options null and void retroactively to the dates of execution and effectiveness.

     On December 15, 1997, the Company obtained a personal loan from Mr.Waggoner in the amount of $1,000,000, bearing interest at he floating Prime Rate, which was 8.5% at the time of the loan. On June 29, 1998, Mr. Waggoner converted the principal and interest on the loan to Common Stock at $1.625 per share, as part of a private offering by the Company.

     On December 1, 1998, the Company purchased the Ft. Terrett Properties from an unrelated party. The purchase price for the interests was $800,000 in cash and 100,000 shares of the Company's Common Stock. Mr. Waggoner, a director of the Company, provided financing for the acquisition in the amount of $250,000 on December 15, 1998 and $550,000 on January 4, 1999. The Company issued 50,000 shares of Common Stock to Mr. Waggoner for arranging the acquisition.

     On December 28, 1998, Mr. Waggoner converted $1,915,000 in outstanding principal and interest of loans made to the Company during the last six months of 1998 to shares of the Series BB Preferred Stock, par value $.01 and liquidation value $500 per share. The closing price of the Common Stock on December 28, 1998 was $.60 per share.

     On May 28, 1999, Mr. Waggoner converted $635,000 in outstanding principal and interest of loans made to the Company in 1999 to Series BB Preferred Stock. The closing price of the Common Stock on that date was $.375 per share.

     On July 15, 1999, Mr. Waggoner purchased 4,000,0000 shares of the Company's Common Stock in a private offering at $.75 per share, for a total purchase price of $3,000,000. The closing price of the Common Stock on July 15, 1999 was $.6875 per share.

     As a result of and giving effect to the transactions described above, at August 12, 1999, Mr. Waggoner beneficially owns and has sole voting and dispositive power for 8,983,884 shares, representing 78.2% of the Company's Common Stock, which includes 4,250,000 shares subject to conversion of the Series BB and 20,000 shares subject to the exercise of options.

     During 1998, the Company advanced sums to Gulf Coast Exploration, Inc. ("GCX") totaling $102,000 for services to be rendered in the identification, evaluation, acquisition and operation of oil and gas properties. The president of GCX is Marshall A. Smith, Jr., the father of the Company's chief executive officer. At December 31,1998, the debt had been fully reserved.

     On October 1, 1998, Toro Oil Company executed an unsecured promissory note to the Company for the purchase of 100% of WestCo for $150,000, with interest at the prime rate per annum and due September 30, 1999. To date, no principal payments have been received. At December 31,1998, the promissory note had been fully reserved.


SECTION 16 REQUIREMENTS

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it with respect to 1998, or written representations from certain reporting persons, the Company believes that its officers, directors and persons who own more than 10% of a registered class of the Company's equity securities have complied with all applicable filing requirements.

                                    GLOSSARY

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

Proved Reserves. Estimated quantities of crude oil, natural gas, and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known Reservoirs under existing economic conditions; i.e., prices and costs as of the date the estimate is made. Reservoirs are considered proved if either actual production or a conclusive formation test supports economic producibility. The area of a Reservoir considered proved includes:

     a. That portion delineated by drilling and defining by gas-oil or oil-water contacts, if any; and

     b. The immediately adjoining portions not yet drilled but which can be reasonably judged as b. The immediately adjoining portions not yet drilled but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

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

Proved Undeveloped Reserves. Reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other units that have not been drilled can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for Proved Undeveloped Reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proven effective by actual tests in the area and in the same Reservoir.

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


Waterflood.  An engineered,  planned effort to inject water into an existing oil
     Reservoir with the intent of increasing oil reserve recovery and production rates.

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

Workover. Rig work performed to restore an existing well to production or improve its production from the current existing Reservoir.

                                     PART IV


ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  The following documents are filed as part of this Report:

     (1)  Financial Statements:

          Consolidated Balance Sheets at December 31, 1998, and 1997.

          Consolidated Statements of Operations for the years ended December 31, 1998, 1997, and 1996.

          Consolidated  Statements of  Stockholders'  Equity for the years ended
               December 31, 1998, 1997 and 1996.

          Consolidated Statements of Cash Flows for the years ended December 31,
               1998, 1997, and 1996.

          Notes to Consolidated Financial Statements, December 31, 1998, 1997 and 1996.


     (2)  Financial Statement Schedule:

          Schedule II - Valuation and Qualifying Accounts


     (3)  Exhibits:

          Number     Description

          @2.1 Purchase and Sale Agreement, with amendments, between Pharaoh Oil and Gas, Inc, as Seller, and WestCo Producing Company, as Purchaser, dated June 12, 1996.

          @2.2 Addendum of Purchase  and Sale  Agreement  by and between Gary O.
               Bolen, Individually and d/b/a Badger Oil Company, Pharaoh Oil and Gas, Inc., and GulfWest Texas Company.

          @2.3 Assignment of Purchase and Sale  Agreement by and between Gary O.
               Bolen, individually and d/b/a Badger Oil Company, Pharaoh Oil and Gas, Inc., GulfWest Texas Company and WestCo Producing Company.

          @2.4 Assignment  and  Bill  of  Sale by and  between  Gary  O.  Bolen,
               Individually and d/b/a Badger Oil Company and Pharaoh Oil and Gas, Inc. as Assignor and GulfWest Texas Company as Assignee.

          #2.5 Purchase and Sale  Agreement  between  Pharaoh Oil and Gas, Inc.,
               Taylor Link Operating Co. and Gary O. Bolen, Individually and d/b/a Badger Oil Company (collectively, "Pharaoh"), as Seller, and WestCo Producing Company, as Purchaser, dated November 6, 1996.

          #2.6 Addendum  of  Purchase  and Sale  Agreement  between  Pharaoh and
               WestCo Producing Company, dated December 5, 1996.

          #2.7 Assignment of Purchase and Sale Agreement by and between Pharaoh,
               GulfWest Permian Company and WestCo Producing Company, dated December 5, 1996.

          #2.8 Form of Assignment and Bill of Sale by and between Pharaoh as Assignor and GulfWest Permian Company as Assignee.

          ^2.9 Purchase  and Sale  Agreement  between  Pharaoh,  as Seller,  and
               WestCo Oil Company, or its assigns, as Purchaser, dated March 1, 1997.

          ^2.10Assignment of Purchase and Sale  Agreement by and between  WestCo
               Oil Company and GulfWest Permian Company, dated March 20, 1998.

          ^2.11Form of Assignment and Bill of Sale by and between Pharaoh as Assignor and GulfWest Permian Company as Assignee, executed March 20, 1998.

          ^2.12Term Renewal Note in the amount of $10,237,215.00 payable to the order of Chase Bank of Texas, N.A. and executed by GulfWest Permian Company and GulfWest Texas Company, dated March 20, 1998.

          ^2.13Term note in the amount of $612,675.00 payable to the order of Pharaoh Oil and Gas, Inc. and executed by GulfWest Permian Company, dated March 20, 1998.

          ^2.14Security  Agreement-Pledge  of  GulfWest  Permian  stock to Chase
               Bank of Texas,  N.A. by  GulfWest  Oil  Company,  dated March 20,
               1998.

          ^2.15Limited Guaranty Agreement by and between GulfWest Oil Company and Chase Bank of Texas, N.A., executed March 20, 1998.

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

          $4.3 Subscription and Registration Rights Agreement for the Purchase of Preferred Stock Between the Company and Eco2, Inc. dated March 13, 1996.

          $4.4 Term note in the amount of $1,500,000.00 payable to the order of Pharaoh Oil and Gas, Inc. and to be executed by GulfWest Texas Company.

          #4.5 Term note in the amount of $5,900,000.00 payable to the order of Pharaoh Oil and Gas, Inc. and executed by GulfWest Permian Company, dated December 5, 1996.

          #4.6 Term note in the amount of $1,604,000.00 payable to the order of Pharaoh Oil and Gas, Inc. and executed by GulfWest Permian Company, dated December 5, 1996.

          &4.7 Statement  of  Resolution   Establishing   and   Designating  the
               Company's Class C Preferred Stock, filed with the Secretary of State of Texas as an amendment to the Company's Articles of Incorporation on September 15, 1998.

          4.8 Statement of Resolution Establishing and Designating the Company's Class BB Preferred Stock, filed with the Secretary of State of Texas as an amendment to the Company's Articles of Incorporation on January 27, 1999, filed herewith.

          %10.1GulfWest Oil Company 1994 Stock Option and Compensation Plan, amended and restated as of April 15, 1998 and approved by the shareholders on May 28, 1998.

          10.2 Employment Agreement between the Company and Marshall A Smith III, dated September 9, 1997.

          $10.3Employment Agreement between the Company and Jim C. Bigham, dated September 9, 1997.

          $10.4Employment Agreement between the Company and Richard L. Creel, dated September 9, 1997.

          +20.1 Letter to Shareholders dated August 12, 1996.

          {21.1Form  of   Letter  of   Agreement   with   Class  AAA   Preferred
               Stockholder, dated July 7, 1999.

          22.1 Subsidiaries of the Registrant filed herewith.

          25   Power of  Attorney  (included  on  signature  page of this Annual
               Report).

          27.1 Financial Data Schedule filed herewith.
 _______________

          @ Previously filed with the Company's Form 8-K, Current Report dated October 10, 1996, filed with the Commission on October 25, 1996.

          # Previously filed with the Company's Form 8-K, Current Report dated December 5, 1996, filed with the Commission on December 17, 1996.

          ^ Previously filed with the Company's Form 8-K, Current Report dated March 20, 1998, filed with the Commission on April 3, 1998.

          * Previously filed with the Company's Registration Statement (on Form S-1, Reg. No. 33-53526), filed with the Commission on October 21, 1992.

          $    Previously  filed  with the  Company's  Quarterly  Report on Form
               10-Q/A for the period ended September 30, 1997, as amended and filed with the Commission on April 8, 1998.

          % Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994, filed with the Commission on April 14, 1995.

          + Previously filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996, filed with the Commission on August 14, 1996.

          { Previously filed with the Company's Current Report on Form 8-K dated July 15, 1999 and filed with the Commission on July 23, 1999.

                               S I G N A T U R E S

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     GULFWEST OIL COMPANY


Date: August 25, 1999                By:\s\ Thomas R. Kaetzer
                                        Thomas R. Kaetzer
                                         President

                                POWER OF ATTORNEY

     Know all men by these presents, that each person whose signature appears below constitutes and appoints Thomas R. Kaetzer as his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place, and stead, in any and all capacities to sign any and all amendments or supplements to this Annual Report on Form 10-K, and to file the same, and with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney- in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                                Title                                      Date


\s\ Anthony P. Towell                   Chairman of the Board of                   August 25, 1999
Anthony P. Towell                       Directors

\s\ Marshall A. Smith III               Chief Executive Officer and                August 25, 1999
Marshall A. Smith III                   Director

\s\ Thomas R. Kaetzer                   President, Chief of Operations             August 25, 1999
Thomas R. Kaetzer                       and Director

\s\ Jim C. Bigham                       Executive Vice President,                  August 25, 1999
Jim C. Bigham                           Secretary and Director

\s\Richard L. Creel                     Vice President of Finance                  August 25, 1999
Richard L. Creel

\s\ Henri M. Nevels                     Director                                   August 25, 1999
Henri M. Nevels

\s\ J. Virgil Waggoner                  Director                                   August 25, 1999
J. Virgil Waggoner

\s\ John E. Loehr                       Director                                   August 25, 1999
John E. Loehr


                              GULFWEST OIL COMPANY

                                FINANCIAL REPORT

                                DECEMBER 31, 1998

                                 C O N T E N T S



                                                                     Page

INDEPENDENT AUDITOR'S REPORT
    ON THE FINANCIAL STATEMENTS                                      F-1


FINANCIAL STATEMENTS

    Consolidated balance sheets                                      F-2

    Consolidated statements of operations                            F-4

    Consolidated statements of stockholders' equity (deficit)        F-5

    Consolidated statements of cash flows                            F-9

    Notes to consolidated financial statements                       F-10


INDEPENDENT AUDITOR'S REPORT ON
    THE FINANCIAL STATEMENT SCHEDULE                                 F-28


FINANCIAL STATEMENT SCHEDULE

    Schedule II - Valuation and Qualifying Accounts                  F-29


    All other Financial Statement Schedules have been omitted because they are either inapplicable or the information required is included in the financial statements or the notes thereto.

            INDEPENDENT AUDITOR'S REPORT INDEPENDENT AUDITOR'S REPORT



Stockholders and Board of Directors
GULFWEST OIL COMPANY



We have audited the accompanying consolidated balance sheets of GulfWest Oil Company (a Texas Corporation) and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GulfWest Oil Company and Subsidiaries as of December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company experienced significant recurring net losses, has negative working capital as of December 31, 1998, and is currently in default on certain covenants of its debt agreements. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note
2. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.




\s\WEAVER AND TIDWELL, L.L.P
WEAVER AND TIDWELL, L.L.P.
Dallas, Texas
August 18, 1999



                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                     ASSETS

                                                                                  1998                      1997
                                                                             --------------            --------------
CURRENT ASSETS
    Cash and cash equivalents                                              $        204,307          $        626,519
    Accounts receivable - trade, net of allowance
       for doubtful accounts of $ -0-
       in 1998 and 1997                                                             527,791                   855,383

    Prepaid expenses                                                                 74,961                    54,494
    Inventory                                                                        13,925                      -
                                                                             --------------            --------------
          Total current assets                                                      820,984                 1,536,396
                                                                             --------------            --------------


OIL AND GAS PROPERTIES,
  using the successful efforts
  method of accounting
    Undeveloped properties                                                          750,628                     4,585
    Developed properties                                                          7,283,205                17,026,171
                                                                             --------------            --------------

                                                                                  8,033,833                17,030,756


OTHER PROPERTY AND EQUIPMENT                                                      1,406,987                 1,171,214
    Less accumulated depreciation,
       depletion, and amortization                                              (2,411,755)               (2,874,403)
                                                                             --------------            --------------


          Net oil and gas properties and
              other property and equipment                                        7,029,065                15,327,567
                                                                             --------------            --------------


DEPOSITS ON DEVELOPED OIL & GAS PROPERTIES                                           17,300                   225,892
INVESTMENTS                                                                         191,478                      -
                                                                             --------------            --------------


TOTAL ASSETS                                                               $      8,058,827          $     17,089,855

                                                                             ==============            ==============


The Notes to Consolidated Financial Statements are an integral part of these statements.







                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                 1998                       1997
                                                                            ---------------            --------------
CURRENT LIABILITIES
   Notes payable                                                           $        487,000          $        350,000
   Notes payable - related parties                                                  950,000                   150,000
   Current portion of long-term debt                                              2,972,731                   311,233
   Current portion of long-term debt - related parties                              300,914                   350,000
   Accounts payable - trade                                                       1,406,131                 1,427,661
   Accrued expenses                                                                 442,617                   290,362
                                                                            ---------------            --------------

          Total current liabilities                                               6,559,393                 2,879,256
                                                                            ---------------            --------------


LONG-TERM DEBT, net of current portion                                            3,120,245                11,185,055
                                                                            ---------------            --------------

LONG-TERM DEBT - RELATED PARTIES                                                    281,126                 1,000,000
                                                                            ---------------            --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock                                                                      130                        54
   Common stock                                                                       3,113                     1,759
   Additional paid-in capital                                                    12,763,936                 8,204,533
   Retained deficit                                                             (14,516,642)               (6,028,328)
   Long-term accounts and notes receivable -
     related parties, net of allowance for doubtful
     accounts of $700,230 and $448,230 in 1998
     and 1997, respectively                                                        (152,474)                 (152,474)
                                                                            ---------------            --------------

          Total stockholders' equity (deficit)                                  (1,901,937)                 2,025,544
                                                                            ---------------            --------------



TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY (DEFICIT)                                          $      8,058,827          $     17,089,855
                                                                            ===============            ==============

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                              1998                    1997                        1996
                                                       ------------------      -------------------         ------------------
OPERATING REVENUES
  Oil and gas sales                                   $         1,804,147      $         4,269,032        $         1,549,069
  Lease sales                                                                               73,297                    252,333
  Well servicing revenues                                         432,352                  481,562                     58,881
  Operating overhead and  other  income                           167,054                  137,075                    105,729
                                                       ------------------      -------------------         ------------------
                                                                2,403,553                4,960,966                  1,966,012
                                                                2,403,553
                                                       ------------------      -------------------         ------------------

  Lease operating expenses                                      1,647,329                2,139,128                    656,957
  Cost of leases sold                                                                       37,747                     91,831
  Cost of well servicing operations                               420,527                  279,340                     46,424
  Lease abandonment                                                                                                    85,696
  Impairment of assets                                          2,279,449
  Depreciation, depletion, and amortization                     2,322,423                1,624,759                    466,097
  General and administrative                                    2,063,709                1,478,312                  1,104,595
                                                       ------------------      -------------------         ------------------
                                                                8,733,437                5,559,286                  2,451,600
                                                       ------------------      -------------------         ------------------

LOSS FROM OPERATIONS                                           (6,329,884)                (598,320)                  (485,588)
                                                       ------------------      -------------------         ------------------

OTHER INCOME AND EXPENSE
  Interest income                                                  11,602                    8,678                        332
  Interest expense                                             (1,302,885)              (1,087,039)                (1,034,508)
  Gain (loss) on sale of assets                                  (765,893)
                                                       ------------------      -------------------         ------------------

LOSS BEFORE INCOME TAXES                                       (8,387,060)              (1,676,681)                (1,519,764)

INCOME TAXES
                                                       ------------------      -------------------         ------------------

NET LOSS                                               $       (8,387,060)     $        (1,676,681)        $       (1,519,764)

DIVIDENDS ON PREFERRED STOCK
(PAID 1998 - $101,254; 1997 - $150,062;
1996 - $72,017)                                                  (427,173)                (380,928)                (1,363,677)
                                                       ------------------      -------------------         ------------------

NET LOSS AVAILABLE TO COMMON
SHAREHOLDERS                                           $       (8,814,233)     $        (2,057,609)        $       (2,883,441)
                                                       ==================      ===================         ==================

LOSS PER COMMON SHARE -
BASIC AND DILUTED                                      $            (3.68)     $             (1.19)        $            (2.28)
                                                       ==================      ===================         ==================


The Notes to Consolidated Financial Statements are an integral part of these statements.

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                               Number of Shares
                                                                       --------------------------------
                                                                        Preferred             Common
                                                                          Stock                Stock
                                                                       -----------          -----------
BALANCE,  December 31, 1995                                                                   1,086,125
    Issuance of 525,029 common shares, net of offering costs
      (360,875 shares through private placement, 152,954
      shares to convert a $500,000 note payable and 11,200
      shares for goods and services)                                                            525,029
    Increase in accounts and notes receivable-related parties
    Issuance of 4,621 shares of preferred stock, net of offering costs (900 shares of Class AA and 3,421 shares of Class
      AAA through private placement and 300 shares of Class
      AA to convert a $150,000 note payable)                                 4,621
    Payments on loans to related parties
    Issuance of stock options under benefit plan
    Issuance of warrants for goods,  services and additional
      financing costs
    Provision for bad debts - receivables from related parties
    Net loss
    Dividends paid on preferred stock

BALANCE,  December 31, 1996                                                  4,621            1,611,154
    Conversion of 45 shares of Class AAA preferred
       stock to 11,781 shares of common stock                                  (45)              11,781
    Issuance of 814 shares of preferred stock, net of
      offering costs (750 shares of Class AA and 64
      shares of Class AAA through private placement)                           814
    Increase in accounts and notes receivable - related parties
    Issuance of 136,250 common shares, net of offering costs
      (85,000 shares through private placement and 51,250
      through exercise of warrants)                                                             136,250
    Payments on loans to related parties
    Issuance of warrants for services and additional
      financing costs
    Provision for bad debts - receivables from related parties
    Net loss
    Dividends paid on preferred stock

BALANCE, December 31, 1997                                                   5,390            1,759,185

                                                                       ===========          ===========




The Notes to Consolidated Financial Statements are an integral part of these statements.








                   Common                 Preferred               Additional              Retained             Receivables from
                   Stock                    Stock              Paid-In Capital             Deficit              Related Parties

                $    1,086                $                      $   3,596,514           $(2,609,804)           $     (113,775)




                       525                                           1,078,721
                                                                                                                       (83,416)


                                                  46                 2,131,681

                                                                                                                        23,050
                                                                        24,125
                                                                       773,080


                                                                                                                        61,482

                                                                                          (1,519,764)
                                                                                            ( 72,017)
                     1,611                        46                 7,604,121            (4,201,585)                 (112,659)
                        12                                                 (12)



                                                   8                   406,958
                                                                                                                      (139,584)


                       136                                             178,879


                                                                                                                        98,487
                                                                        14,587

                                                                                                                         1,282

                                                                                          (1,676,681)
                                                                                            (150,062)




                $    1,759               $        54              $  8,204,533           $(6,028,328)           $     (152,474)



                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                             Number of Shares
                                                                        Preferred           Common
                                                                          Stock              Stock

BALANCE, December 31, 1997                                                5,390            1,759,185
Conversion of 200 shares of AAA preferred
  stock and unpaid dividends to 77,988 shares
  of common stock                                                          (200               77,988
Conversion of related party debt to 3,830 shares
 of BB preferred stock                                                    3,830
Issuance of 4,000 shares of C preferred stock
  for acquisition of assets                                               4,000
Issuance of 1,276,344 common shares,
  net of offering costs (116,920 through
  private placement, 53,587 through exercise
  of warrants, 955,837 in exchange
  for debt, accrued interest, deferred compensation
  and accounts payable, 150,000 for acquisition of
  assets)                                                                                  1,276,344
Issuance of options and warrants for services
  and additional financing costs
Increase in accounts and notes receivable - related parties
Provision for bad debts-receivables from
  related parties
Net loss
Dividends paid on preferred stock

BALANCE, December 31, 1998                                               13,020            3,113,517


The Notes to Consolidated Financial Statements are an integral part of these statements.











             Common                 Preferred               Additional               Retained            Receivables from
             Stock                    Stock             Paid-In Capital              Deficit              Related Parties

          $    1,759              $         54           $    8,204,533           $   (6,028,328)         $     (152,474)


                  78                        (2)                   6,876




                                            38                1,914,962

                                            40                  630,094






               1,276                                          1,845,439

                                                                162,032

                                                                                                                (152,000)

                                                                                                                 152,000
                                                                                      (8,387,060)
                                                                                        (101,254)

          $    3,113                $      130           $   12,763,936           $  (14,516,642)         $     (152,474)


                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS END DECEMBER 31, 1998, 1997 AND 1996

                                                                                  1998                1997                1996
                                                                              -------------       -------------       -------------

CASH FLOWS  FROM OPERATING ACTIVITIES:
    Net loss                                                                 $  (8,387,060)      $  (1,676,681)      $  (1,519,764)
    Adjustments to reconcile net loss to net cash
      provided  by (used in) operating activities:
                Depreciation, depletion, and amortization                        2,322,423           1,624,759             466,097
                Abandoned leases                                                                                            85,696
                Partnership loss                                                     8,522
                Common stock and warrants issued and charged to
                  operations                                                       162,032              14,586             817,305
                Loss on sale of assets                                             765,893
                Impairment of assets                                             2,279,449
                Provision for bad debts                                            252,000               1,282              61,482
                (Increase) decrease in accounts
                   receivable - trade, net                                         329,439            (242,944)           (458,820)
                (Increase) decrease in Inventory                                   (13,925)
                (Increase) decrease in prepaid expenses                            (20,467)            (52,151)             35,249
                (Increase) decrease in discounts on notes payable                                       10,511              33,334
                Increase (decrease) in accounts payable
                   and accrued expenses                                          1,587,723             568,566             779,098
                                                                              -------------       -------------       -------------
                   Net cash provided by (used in) operating activities            (713,971)            247,928             299,677
                                                                              -------------       -------------       -------------

CASH FLOWS  FROM INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                                   148,351
    Purchase of property and equipment                                          (6,407,296)         (2,626,655)         (2,713,569)
    (Increase) decrease in accounts and notes and receivable - related party      (102,000)           (139,584)            (83,416)
    Payments received on loans to related parties                                                       25,305              23,050
                                                                              -------------       -------------       -------------
                       Net cash used in investing activities                    (6,360,945)         (2,740,934)         (2,773,935)
                                                                              -------------       -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock, net                                        155,827             153,390             559,145
    Proceeds from sale of preferred stock, net                                                         406,967           1,981,728
    Payments on debt                                                              (247,702)         (1,941,602)           (743,875)
    Proceeds from debt issuance                                                  6,845,833           4,566,355             823,206
    Dividends paid                                                                (101,254)           (150,062)            (72,017)
                                                                              -------------       -------------       -------------
                       Net cash provided by financing activities                 6,652,704           3,035,048           2,548,187
                                                                              -------------       -------------       -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (422,212)            542,042              73,929

CASH AND CASH EQUIVALENTS,
    beginning of year                                                              626,519              84,477              10,548
                                                                              -------------       -------------       -------------

CASH AND CASH EQUIVALENTS,
    end of year                                                              $     204,307      $      626,519      $       84,477
                                                                              =============       =============       =============

CASH PAID FOR INTEREST                                                       $     407,054      $      922,563      $      202,111
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

          The accompanying financial statements include the Company and its wholly-owned subsidiaries: Vanco Well Service, Inc. ("Vanco"), GulfWest Texas Company ("GWT"), both formed in 1996; DutchWest Oil Company formed in 1997; Southeast Texas Oil and Gas Company, L.L.C. ("Setex LLC") acquired September 1, 1998; and, SETEX Oil and Gas Company ("SETEX") formed August 11, 1998. All material intercompany transactions and balances are eliminated upon consolidation. The financial statements also include the results of operations for the first nine months of 1998 for the Company's former wholly- owned subsidiaries: WestCo Oil Company (WestCo), formed in 1995 and sold October 1, 1998; and GulfWest Permian Company ("GWP") formed in 1996 and sold October 1, 1998.

          The Company grants credit to independent and major oil and gas companies for the sale of crude oil and natural gas. In addition, the Company grants credit to joint owners of oil and gas properties which the Company, through SETEX (or formerly WestCo), operates. Such amounts are secured by the underlying ownership interests in the properties. The Company also grants credit to various third parties through Vanco for well servicing operations.

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

Non-Cash Investing and Financing Activities:

          In 1998, $1,965,000 of notes payable, $311,500 of accounts payable, $100,090 of accrued expenses and $1,105,000 of liong-term debt were converted to common or preferred stock. All of the outstanding membership interest of Setex LLC was acquired in exchange for $630,134 of preferred stock. In addition, $131,250 in common stock was issued in exchange for property and equipment costs. Long-term debt totalling $1,299,200 was re-financed during 1998.

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


Use Oil and Gas Properties

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


Revenue Recognition

          The Company recognizes oil and gas revenues on the sales method as oil and gas production is sold. Differences between sales and production volumes during the years ended December 31, 1998, 1997, and 1996 were not significant. Well servicing revenues are recognized as the related services are performed. Operating overhead income is recognized based upon monthly contractual amounts for lease operations. Occasionally, the Company will acquire undeveloped oil and gas leases with the intent to resell all or a portion of such leases. Lease sales are recognized (and the related applicable costs as "Costs of Leases Sold") as such sales are made.


Fair Value of Financial Instruments

          At December 31, 1998 and 1997, the Company's financial instruments consist of notes receivable from related parties, notes payable and long-term debt. Interest rates currently available to the Company for notes receivable, notes payable and long-term debt with similar terms and remaining maturities are used to estimate fair value of such financial instruments. Accordingly, the carrying amounts are a reasonable estimate of fair value.

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.   Summary of Significant Accounting Policies - continued


     Investments

               Investments consist of an interest in a partnership acquired in the Setex LLC acquisition, accounted for under the equity method of accounting.


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


     Impairments

               Impairments, measured using fair market value, are recognized whenever events or changes in circumstances indicate that the carrying amount of long-lived assets (other than unproved oil and gas properties discussed above) may not be recoverable and the future undiscounted cash flows attributable to the asset are less than its carrying value. Because of declining sales prices for oil and gas in 1998, certain producing oil and gas properties were impaired at December 31, 1998. The Company charged $2,279,449 to operations in 1998 as an impairment loss, based upon discounted net present value of future cash flows of related oil and gas properties.


     Stock Based Compensation

               In October 1995, SFAS No. 123, "Stock Based  Compensation," (SFAS
          123) was issued. This statement requires the Company to choose between two different methods of accounting for stock options and warrants. The statement defines a fair- value-based method of accounting for stock options and warrants but allows an entity to continue to measure compensation cost for stock options and warrants using the accounting prescribed by APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Use of the APB 25 accounting method results in no compensation cost being recognized if options are granted at an exercise price at the current market value of the stock or higher. The Company will continue to use the intrinsic value method under APB 25 but is required by SFAS 123 to make pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair value method had been applied in its 1998, 1997 and 1996 financial statements. See Note 6 to the consolidated financial statements for further information.


     Implementation of New Financial Accounting Standards

               The  Company  adopted  SFAS  No.  130  "Reporting   Comprehensive
          Income", No. 131 "Disclosures About Segments of an Enterprise and Related Information" and No. 132 "Employers Disclosures About Pensions and Other Post Retirement Benefits". Adoption of these statements had no material effects on the Company's financial position, results of operations or cash flows.

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2.   Operations and Management Plans

               At December 31, 1998, the Company's current liabilities exceeded its current assets by $5,738,409 and the Company was either past due or in default of certain of its debt agreements. Further, the Company has experienced significant recurring net losses. Following are steps management has taken and are proceeding with in an attempt to move the Company to profitability:

          - First, management elected to focus more on natural gas reserves and production and sold its subsidiary, GulfWest Permian. This sale eliminated a very significant portion of its debt which was tied to older, higher cost oil production and reserves.

          - Second, at the same time GulfWest Permian was sold, management decided to sell the old operating company, WestCo, bring in a new operating team, SETEX, and consolidate the Company's offices in Houston.

          - Third, since December 31, 1998, the Company has raised working capital to meet its immediate obligations and began to enhance production. A director of the Company purchased $635,000 of Series BB Preferred Stock and subscribed to purchase $3,000,000 of Common Stock, $1,500,000 of which the Company has received at August 12, 1999. The funds from these equity offerings are being used specifically to reduce current liabilities and increase production through workovers and installation of surface equipment.

          - Fourth, with the operating capital commitment and a consolidated office in Houston, the Company focused on evaluating and acquiring natural gas assets to achieve a more balanced cash flow from oil and natural gas.

          - Fifth, the near-term operating focus of SETEX was to turn each remaining oil and gas asset of the Company into a positive cash flow property, even at lower oil and gas prices. This was to be done by significantly lowering expenses and increasing production.

          - Sixth, the Company brought in key technical staff to focus on the evaluation of existing properties and pipelines, and to continue with efforts to increase production and revenue from the Company's existing core assets.

          - Seventh, the Company defined a tactical and strategic business plan to use existing assets to achieve a positive corporate cash flow and to identify and evaluate additional development and acquisition opportunities to further grow the Company. Specifically, the Company's staff has identified and continues to evaluate workover and drilling projects on its existing oil and gas properties. If successful, these "in-hand" opportunities are projected to provide the Company with sufficient revenue to become profitable. In addition, the Company has identified, and is evaluating and negotiating the acquisition of additional oil and gas properties in its core areas.

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

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 3.   Cost of Oil and Gas Properties


               The following tables set forth certain information with respect to the Company's oil and gas producing activities for the periods presented:
Capitalized Costs Relating to Oil and Gas Producing Activities:

                                                                         1998               1997

          Unproved oil and gas properties                       $          4,585     $          4,585
          Proved oil and gas properties                                7,309,587           16,292,916
          Support equipment and facilities                               719,661              733,255

                                                                       8,033,833           17,030,756
          Less accumulated depreciation,
             depletion and amortizatin                                (1,827,123)          (2,513,105)

          Net capitalized costs                                    $   6,206,710         $ 14,517,651

     Results of Operations for Oil and Gas Producing Activities:

                                                                         1998                1997                 1996

          Oil and gas sales                                        $   1,804,147        $   4,269,032        $  1,549,069
          Production costs                                            (1,647,329)          (2,139,128)           (656,957)
          Exploration costs (lease abandonments)                                                                 ( 85,696)
          Depreciation, depletion and amortization                    (2,100,332)          (1,470,368)          ( 391,494)
          Income tax expense
          Results of operations for oil and gas
            producing activities - income (loss)                   $ ( 1,943,514)      $      659,536       $     414,922


     Costs Incurred in Oil and Gas Producing Activities:

                                                                         1998                1997                1996
          Property Acquisitions
               Proved                                              $   4,704,408       $      683,616        $ 11,158,616
               Unproved                                                                          -                  4,585
          Development Costs                                            1,786,900            1,477,458             273,799

                                                                   $   6,491,308        $   2,165,659        $ 11,432,415



               On July 3, 1994, the Company exercised its option under the Investment Letter and Subscription Agreement with Madisonville
          Project, Ltd. (the "Partnership"), an unrelated party, to convert $500,000 of the note receivable from the Partnership into 100 Partnership units. At December 31, 1994, the Company's 100 units represent an interest of 32.46% of the Partnership. Per the agreement with the Partnership, income and expenses are to be distributed between partners based on the weighted average interest in the partnership during the year. As a result of the investment in the Partnership, the balance sheet of the Partnership as of December 31, 1998 and 1997, and its results of operations for the years ended December 31, 1998, 1997 and 1996 have been proportionately consolidated with the accompanying balance sheets, statements of operations and cash flows of the Company. All material intercompany transactions and balances have been eliminated in consolidation.

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

               Supplemental unaudited pro forma information presenting the results of operations for the year ended December 31, 1996, as if the Phase I and Phase II transactions had occurred as of January 1, 1996:

                                                                                                            Year Ended
                                                                                                            December 31,
                                                                                                               1996

               Revenues                                                                                  $    4,945,513
               Costs and expenses                                                                             4,526,103
               Income (loss) from operations                                                                    419,410
               Other income and expense                                                                      (1,081,997)
               Income taxes
               Net income (loss)                                                                         $    ( 662,587)
               Earnings (loss) per share - basic and diluted                                             $        (1.60)


               Effective April 1, 1998, the Company acquired oil and gas reserves from an unrelated party (Phase III). The acquisition cost was $3,072,000 including $2,575,000 in long-term debt, $100,000 cash paid in 1998, $200,000cash paid in 1997 and other fees and expenses totaling $197,000. Effective October 1, 1998, the Company sold its interest in these properties as part of the sale of its wholly owned subsidiary, GulfWest Permian.

               Effective September 1, 1998, the Company acquired all the membership interests of Setex, LLC, pursuant to an Interest Purchase Agreement ("Agreement"). The aggregate purchase consideration for all the membership interests consisted of 4,000 shares of the Series C Preferred Stock of GulfWest and warrants to purchase 100,000 shares of GulfWest Common Stock. In this transaction, the Company acquired working interests in proved undeveloped oil and gas properties located in six (6) counties in South and East Texas with estimated proved reserves of approximately 3 billion cubic feet of natural gas equivalent net to the Company's interest. The net consideration received ($630,134) was determined through negotiations based upon third party engineering reports.

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3.   Cost of Oil and Gas Properties - continued

     Costs Incurred in Oil and Gas Producing Activities: - continued

               Supplemental unaudited pro forma information (under the purchase method of accounting) presenting the results of operations for the years ended December 31, 1998 and 1997, as if the Setex LLC transaction had occurred as of January 1, 1998 and 1997:

                                                                                       Year Ended           Year Ended
                                                                                       December 31,         December 31,
                                                                                          1998                 1997

          Revenues                                                                   $    2,485,510       $    5,244,524
          Costs and expenses                                                              8,988,287            5,882,696
          Income (loss) from operations                                             (     6,502,777)     (       638,172)
          Other income and expense                                                  (     2,058,063)     (     1,079,771)
          Income taxes
          Net income (loss)                                                         ($    8,560,840)     ($    1,717,943)
          Earnings (loss) per share - basic and diluted                             ($         3.75)     ($         1.22)

Note 4.   Accrued Expenses

     Accrued expenses consisted of the following:

                                                                                       December 31,         December 31,
                                                                                           1998                 1997

          Payroll and payroll taxes                                                 $        92,586         $     79,366
          Interest                                                                          310,573              181,525
          Professional fees                                                                  30,000               21,000
          Sales taxes                                                                         9,458                8,471
                                                                                    $       442,617         $    290,362


Note 5.   Notes Payable and Long-Term Debt

     Notes payable is as follows:

                                                                                        1998                   1997

          $450,000 notes payable (including $150,000 to
             related parties) due October through November,
             1998.  12% interest payable quarterly; secured by
             20% interest in the Madisonville Project, Ltd. (Note 3).                $     450,000            $ 500,000

          $175,000 notes payable due May, 1998.  Interest at
             prime rate, plus 2% (prime rate at 7.75% at December 31,
             1998); 18% past due rate, payable monthly.  Secured by
             oil and gas properties.                                                 $     175,000

          $12,000 notes payable due on demand.  Interest at 8%
             payable quarterly; unsecured.                                           $      12,000

          Promissory note to director of the Company at 8.5% interest.
             Due December 31, 1998; unsecured.                                       $     800,000

                                                                                     $   1,437,000            $ 500,000



                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 5.   Notes Payable and Long-Term Debt - continued

     Long-term debt is as follows:
                                                                                           1998                   1997
          Line of credit (up to $3,000,000) to bank; due April 10, 2000;
             secured by guaranty of a director.  Interest at prime rate
             (7.75% at December 31, 1998).                                              $ 2,999,515          $ 2,729,515

          Nonrecourse debt to the Partnership to acquire
             oil and gas properties, at 8% interest per annum.                              865,210              865,210
          Subordinated promissory notes to various individuals at
             9.5% interest per annum; $25,000 retired April, 1997;
             $105,000 converted to common stock June, 1998;
             amounts include $245,000 ($350,000-1997) due to
             related parties; past due.                                                     370,000              475,000

          Notes payable to finance vehicles, payable in aggregate
             monthly installments of approximately $10,000, including
             interest of 8.5% to 10.5% per annum; secured by the related
             equipment, due various dates through 2001.                                     253,251              245,609

          Non-interest bearing notes payable to unrelated entities
             (interest imputed at 10% per annum), payable in aggregate
             monthly installments of $21,860; final payments due December,
             1997 through November, 1998; secured by oil and gas well
             servicing equipment; retired January and August, 1998.                                               98,968

          Note payable to unrelated entity to acquire oil and gas
             properties, payable in monthly installments of $14,343,
             plus accrued interest of 1.5% above prime, final payment
             of $998,000 due October, 1999, secured by the related
             oil and gas properties; retired April, 1998.                                                      1,299,200

          Promissory note to director of the Company at 8.5% interest
             Due December 15, 1998; unsecured; converted to
             common stock June, 1998.                                                                          1,000,000

          Note payable to unrelated entity to acquire oil and
             gas properties, original amount of $7,504,000, includes
             $1,604,000 non-interest bearing note (interest imputed
             at 9% per annum); $250,000 paid in 1996; $422,000
             due in 1997 and balance of $932,000 due March, 1998
             (all including imputed interest).  Remainder of $5,900,000 due in monthly installments of $49,205 plus accrued
             interest of prime plus 1.5%; final payment of $4,274,781
             due October, 1999; secured by related oil and gas properties.
             Retired March, 1998.                                                                              6,132,786

          Notes payable to unrelated entity to retire other debt at an
             Interest rate of prime plus 1% (prime at December, 1998 7.75%);
             due February 1, 2001.  Secured by oil and gas properties.
             The note contains certain financial covenants that the Company
             was not in compliance with at December 31, 1998.                              1,350,000







                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5.   Notes Payable and Long-Term Debt - continued

     Long-term debt - continued
                                                                                            1998                   1997
          Notes payable to related party to finance equipment with
             monthly installments of $7,800, including interest at 10%
             per annum; final payment due September, 2003; secured
             by related equipment.                                                          337,040

          Line of credit up to $500,000 to bank; due April, 1999;
             secured by guaranties of  a director and officer.
             Interes at prime rate (7.75% at December 31, 1998).                            500,000
                                                                                          6,675,016           12,846,288
     Less current portion                                                              (  3,273,645)       (     661,233)

     Total long-term debt                                                            $    3,401,371          $12,185,055

     Repayment on the nonrecourse debt to the Partnership is to be made from 75% of the operating cash flow from the acquired wells, with payments applied first to interest, then to principal. In addition, the lender received a 15% net profits interest, as defined in the purchase agreement, in amounts realized from the acquired properties. The note contains certain covenants that the Company had not complied with at December 31, 1998.

Estimated annual maturities for long-term debt are as follows:

      1999                                                   $      3,273,645
      2000                                                          3,154,125
      2001                                                             99,563
      2002                                                             80,911
      2003                                                             66,772
                                                              $     6,675,016

Note 6. Stockholders' Equity

       Common Stock                                                                   1998                  1997
               Par value $.001; 20,000,000 shares authorized;
                 3,113,517 and 1,759,185 shares issued and
                 outstanding as of December 31, 1998 and
                 1997, respectively.                                                $  3,113            $   1,759

          Preferred Stock

               Class AA, par value $.01; 4,000 shares authorized;
                 1,950 shares issued and outstanding as of
                 December 31, 1998 and 1997.  Dividends are cumulative
                 and payable quarterly at the rate of $50 per share per
                 annum.  Shares are redeemable at any time, at Company's
                 option, at 120% of price paid by shareholder plus accrued
                 dividends.  The shares are also convertible into common
                 stock at the rate of 100 common shares for every preferred share converted.  Holders of Class AA preferred also have
                 the right to receive cumulative distributions, commencing
                 December 31, 1997, of up to 25% of the net profits, as
                 defined, of the oil and gas properties acquired with the
                 Class AA proceeds.                                                 $     19            $      19




                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Note 6.   Stockholders' Equity - continued


               Class AAA, par value $.01; 4,000 shares authorized;
                 3,440 and 3,240 shares issued and outstanding as
                 of December 31, 1998 and 1997, respectively.
                 Dividends are cumulative and payable quarterly at
                 the rate of $45 per share per annum.  The shares
                 are convertible into common stock based upon a
                 purchase value of $500 per share of Class AAA stock
                 divided by the lesser of (i) $3.50 per share or (i) 70%
                 of the average closing NASDAQ bid price of the common
                 stock for the 15 trading days that end on the 3rd business day preceding conversion.  In addition, the Company is
                  obligated to pay $2.10 per week (from August 15, 1997;
                 $2.00 from May 15 to August 15, 1997) per $1,000
                 purchase amount to Class AAA stock as additional
                 dividends until sufficient securities are registered to
                 cover public resales of common stock issuance
                 upon conversion of Class AAA shares.                                     33                   35

               Series BB, par value $.01; 12,000 shares authorized;
                 3,830 shares issuable as of December 31, 1998.
                 Dividends are cumulative and payable quarterly at the
                 rate of $60 per share per annum.  Shares are  redeemable,
                 commencing two years after date of issue at Company's
                 option, at 110% of original price paid by shareholder plus accrued dividends.  The shares are also convertible into
                 common stock based upon a value of $500 per share
                 divided by $.60 per share of common stock.                               38

          Series C, par value  $.01;  12,000  shares  authorized;  4,000  shares issuable as of December  31, 1998.  The Series C preferred  stock does not pay dividends and is not redeemable.  At any time during the period commencing one year and expiring three years following the date of issuance,  provided  the closing  Nasdaq price of the
               Company's  common  stock is at least  $10.00  per  share  for ten consecutive  days,  the shares are  convertible  at the Company's option into common stock based upon a purchase  value of $500 per
               Class C share  divided by the  greater of (i) $10.00 per share of common  stock or (ii) the  average  closing  price of the  common
               stock for the 10 trading days preceding the conversion.                    40

                                                                                    $    130            $      54



     All classes of preferred shareholders have liquidation preference over common shareholders of $500 per preferred share, plus accrued dividends. Dividends in arrears at December 31, 1998 were $541,796 ($49,151 - Class AA; $492,645 - Class AAA). Dividends in arrears at December 31, 1997 were $230,766 ($184,866 - Class AAA; $45,900 - Class AA).

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Stockholders' Equity - continued

     Stock Options

          The Company maintains a Non-Qualified Stock Option Plan (as amended and restated, the "Plan") which authorizes the grant of options of up to 1,000,000 shares of common stock. Under the Plan, options may be granted to any of the Company's key employees (including officers), employee and nonemployee directors, and advisors. The Plan is administered by a committee appointed byt the Board of Directors. Options granted under the Plan have been granted at an option price of $3.13 and $1.81 per share. In July 1999, the Board of Directors authorized that all employee and director options under the plan be reduced to a price of $.75 per share. Following is a schedule by year of the activity related to stock options, including weighted- average ("WTD AVG") exercise prices of options in each category.

                                                                                    1998                       1997
                                                                     WTD AVG                     WTD AVG
                                                                     Prices         Number        Prices      Number

     Balance, January 1                                              $  2.85        800,000      $  3.06      215,000
          Options issued                                             $  1.81        210,000      $  2.77      585,000
          Options exercised/expired                                  $  3.12       (520,000)     $   -           -

     Balance, December 31                                            $  2.52         490,000     $  2.85      800,000

          Options covering 490,000 (1997 - 740,000) common shares were exercisable at December 31, 1998, at a weighted- average option price of $2.52 (1997 - $2.85) per share. Following is a schedule by year and by exercise price of the expiration of the Company's stock options issued as of December 31, 1998:

                                        1999         2000        2001        2002     Thereafter       Total

               $1.81                                                                    210,000       210,000
               $3.00                   100,000                   10,000      65,000                   175,000
               $3.13                   105,000                                             -          105,000
                                       -------     ------        ------      ------     -------       -------
                                       205,000        -          10,000      65,000     210,000       490,000

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

                                                                               1998                      1997
                                                                        WTD AVG                     WTD AVG
                                                                        Prices      Number          Prices      Number

          Balance, January 1                                       $     3.23     2,654,555      $  3.16     2,702,055
          Warrants issued                                          $     3.49     1,008,500      $  3.00        93,750
          Warrants exercised/expired                               $     1.92      (774,712)     $  1.54      (141,250)

          Balance, December 31                                     $     3.16     2,888,343      $  3.23     2,654,555


               Included in the "warrants exercised/expired" column in 1998 were 53,587 warrants with a weighted average price of $.48 exercised by related parties. Included in the "warrants issued" and "warrants exercised/expired" column in 1998 were 644,250 warrants issued in previous years whose expiration dates were extended. The remaining 76,785 warrants expired. Included in the "warrants issued" and "warrants exercised/expired" columns in 1997 were 51,250 $.50 warrants exercised by related parties. The remaining 90,000 warrants expired.

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.   Stockholders' Equity - continued

               Following is a schedule by year and by exercise price of the expiration of the Company's stock warrants issued as of December 31, 1998:

                                    1999         2000        2001         2002        2003       Thereafter        Total

          $  .475                                                                                    30,748         30,748
             .50                                                                                     12,841         12,841
            1.50                   175,000                                                                         175,000
            1.625                                           19,000                                                  19,000
            1.75                   631,250                                                                         631,250
            1.80                    73,750                                                                          73,750
            2.00                     2,500                 100,000                                                 102,500
            2.25                                            40,000                                                  40,000
            2.50                    75,000                                                                          75,000
            3.00                                                                     166,754        500,000        666,754
            3.25                    47,500                                                                          47,500
            3.50                                205,250                                                            205,250
            4.50                   174,250                                                                         174,250
            5.00                   244,500                                                          100,000        344,500
            5.75                    50,000                                                           40,000         90,000
            6.00                   200,000                                                                         200,000
                                 ---------      -------    -------      -------      -------        -------      ---------
                                 1,673,750      205,250    159,000         -         166,754        683,589      2,888,343


               Warrants outstanding to officers, directors and employees of the Company at December 31, 1998 and 1997 were approximately 1,046,619 and 1,300,000, respectively. The exercise prices on these warrants range from $.475 to $6.00 and expire various dates through 2006.

          Other Stock Based Compensation Disclosures

               During 1998, 1997 and 1996, the Company issued options and warrants totaling 90,000 (all exercisable), 1997- 85,000 (25,000 exercisable) and 1996 - 653,000 (all exercisable), respectively, to employees as compensation. As disclosed in Note 1, the Company continues to use the intrinsic value based method of APB 25 to measure stock based compensation. If the Company had used the fair value method required by SFAS 123, the Company's net loss and per share information would approximate the following amounts:

                                           1998                                 1997                              1996
                               As Reported       Pro Forma          As Reported      Pro Forma        As Reported        Pro Forma

SFAS 123 compensation cost  $                  $    128,100        $               $     39,750      $                 $  1,494,640

APB 25 compensation cost    $                  $                   $               $                 $     24,125      $

Net loss                   ($  8,387,060)     ($  8,515,160)      ($  1,676,681)  ($  1,716,431)    ($  1,519,764)    ($  2,990,279)

Loss per common share -
 basic and diluted         ($       3.68)     ($       3.73)      ($       1.19)   ($      1.22)    ($       2.28)    ($       3.44)

     The effects of applying SFAS 123 as disclosed above are not indicative of future amounts. The Company anticipates making additional stock based employee compensation awards in the future.

     The Company utilized the Black-Sholes option pricing model to estimate the fair value of the options and warrants (to employees and non-employees) on the grant date. Significant assumptions include (1) 5.75% risk free interest rate;
(2) weighted average expected life of 1998 - 4.4 years;  1997 - 3 years;  1996 -
4.95 years;  (3) expected  volatility  of 1998 - 70.48%;  1997 - 77.68%;  1996 -
81.89% and (4) no expected dividends.

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7.   Loss Per Common Share

     The following is a reconciliation of the numerators and denominators used in computing loss per share:

                                                               1998              1997             1996
          Net loss                                     ($     8,387,060)     ($1,676,681)      ($1,519,764)
          Preferred stock dividends                    (        427,173)     (   380,928)      ( 1,363,677)
          Loss available to common                      ---------------      -----------        ----------
             shareholders (numerator)                  ($     8,814,233)     ($2,057,609)      ($2,883,441)
                                                        ===============       ==========        ==========
          Weighted-average number of shares
            of common stock (denominator)                     2,394,866        1,725,926         1,266,974
                                                        ===============        =========         =========

          Loss per share                               ($          3.68)     ($     1.19)      ($     2.28)
                                                        ===============       ==========        ==========

               Potential dilutive securities (1998 and 1997 - stock options, stock warrants, convertible preferred stock and convertible debentures; 1996 - stock options, stock warrants and convertible preferred stock) have not been considered since the Company reported a net loss and, accordingly, their effects would be antidilutive.

               As of August 12, 1999, 4,117,969 shares of Common Stock have been issued during 1999, including 4,100,000 to directors of the Company.

Note 8. Related Party Transactions

               On December 1, 1992, Ray Holifield and Associates, Inc. executed an unsecured promissory note to the Company for $118,645 with interest at 10% per annum, due on October 1, 1993. At December 31, 1993, the note was still outstanding. During 1994, the Company entered into an agreement with the Holifield Trust in which Holifield will make payments on the past due note from future oil and gas revenue. During 1995, $10,995 of interest payments were received. No principal payments were received during 1997 or 1996. At December 31, 1998 and 1997 the unsecured promissory note has been fully reserved.

               On December 1, 1992, Parkway Petroleum Company, a Ray Holifield related company, executed an unsecured promissory note to the Company for $54,616 with interest at 10% per annum, due on October 1, 1993. The note was issued for amounts due from contract drilling services provided by the Company. At December 31, 1993, the note was still outstanding. During 1994, the Company entered into an agreement with the Holifield Trust in which Holifield will make payments on the past due note from future oil and gas revenue. During 1995, $6,250 of interest payments were received. No principal payments were received during 1997 or 1996. At December 31, 1998 and 1997, the unsecured promissory note has been fully reserved.

               On January 10, 1994, the Company entered into a consulting agreement with Williams whereby the Company would provide management and accounting services for $25,000 per month for a period of one year. The Company accrued the consulting fees with an offset to deferred income until payment of the fees are actually received. During 1994, $172,140 was recorded as consulting fee income. Beginning in the second quarter 1994, the Company began recognizing consulting income only as cash payments were received. Prior to the second quarter, $75,000 in consulting fee revenue was accrued. The Company has received $97,140 in consulting fee payments. As of December 31, 1994, the receivable from Williams of $202,860 for consulting fees has been offset by deferred income of $127,860 and a provision for doubtful accounts of $75,000. Effective January 1, 1995, the Company received a promissory note from Williams in the amount of $202,860, bearing interest at the rate of 10% per annum, and payable in quarterly installments of principal and interest of $15,538.87. During 1997 and 1996, the Company received no payments on this note. At December 31, 1998 and 1997, the unsecured promissory note has been fully reserved.

               As of December 31, 1995, the Company had accrued compensation for two officers of the Company totaling $54,123. On March 27, 1996, notes due April 1, 1997 were issued to these two officers for this amount. Additionally, the Company has accrued consulting fees to ST Advisory Corp., a related party owned by a director of the Company, totaling $12,500 for services performed in connection with economic evaluations and nonrecourse financing arrangements for future acquisitions of oil and gas properties and other corporate development opportunities. As of December 31, 1996, accrued compensation to one officer totaled $10,500. At December 31, 1997, accrued compensation to three officers totaled approximately $75,000. At December 31, 1998, accrued compensation to one current and two former officers totalled $89,917.

               From July 22 to August 13, 1998, the Company advanced sums totalling $102,000 to Gulf Coast Exploration, Inc. At December 31, 1998, the debt had been fully reserved.

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8. Related Party Transactions - continued

     On October 1, 1998, Toro Oil Company executed an unsecured promissory note to the Company for the purchase of 100% of WestCo for $150,000, with interest at the prime rate per annum and due September 30, 1999. To date, no principal payments have been received. At December 31, 1998, the promissory note had been fully reserved.

     Interest  expensed on related party notes totaled  approximately  $154,000,
$49,000  and  $26,000  for  the  years   December  31,  1998,   1997  and  1996,
respectively.


Note 9. Income Taxes

     The components of the net deferred federal income tax assets (liabilities) recognized in the Company's balance sheet were as follows:

                                                                                       December 31,         December 31,
                                                                                           1998                 1997
               Deferred tax assets
                    Provision for bad debts                                          $     238,078       $       152,398
                    Net operating loss carryforwards                                     3,471,306             1,521,758
                    Oil and gas properties                                                 744,413                  -

               Deferred tax liability
                    Oil and gas properties                                            (       -   )       (       30,600)
               Net deferred tax assets before
                 valuation allowance                                                     4,453,797             1,643,556
               Valuation allowance                                                    (  4,453,797)       (    1,643,556)
               Net deferred tax assets (liabilities)                                 $        -           $         -

     As of December 31, 1998 and 1997, the Company did not believe it was more likely than not that the net operating loss carryforwards would be realizable through generation of future taxable income; therefore, they were fully reserved.

     The following table summarizes the difference between the actual tax provision and the amounts obtained by applying the statutory tax rate of 34% to the loss before income taxes for the years ended December 31, 1998 and 1997.

                                                                                    1998                  1997


        Tax benefit calculated at statutory rate                                ($ 2,851,601)       ($    595,140)

        Increase (reductions) in taxes due to:

           Effect of net operating loss carryforwards                              1,945,266              562,638
           Effect on non-deductible expenses                                          66,724               42,703
           Impairment of oil and gas assets                                          775,012                 -

           Other                                                                      64,599        (      10,201)
                                                                                 -----------         ------------
        Current federal income tax provision                                     $      -            $       -
                                                                                 ===========         ============

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9.   Income Taxes - continued

     As of December 31, 1998, the Company had net operating loss carryforwards of $10,209,723, which are available to reduce future taxable income and the related income tax liability. These carryforwards expire as follows:

                                                          Net
                                                       Operating
                                                         Losses


           2004                                     $       73,936
           2006                                            217,957
           2008                                            152,504
           2009                                            636,826
           2010                                          1,174,305
           2011                                            565,410
           2012                                          1,667,413
           2018                                          5,721,372

                                                      $ 10,209,723


Note 10.    Commitments and Contingencies

     Lease Obligations

     The Company leases office space at one location under a three (3) year lease which commenced January 1, 1999. Future annual commitments under the lease are: 1999 - $36,678, 2000 - $36,678 and 2001 - $36,678.

     Year 2000 Computer Issues

     The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized informtion systems to accurately process information that may be date sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation.

     The Company has not completed its asessment, particularly related to outside customers or vendors. The Company has received notification from its general ledger vendor that its current system is compliant. The Company intends to complete its outside customer/vendor assessment in the fourth quarter of 1999. If the Company and/or third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company, possibly delaying receipts from sales of oil and natural gas.

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

     The following unaudited table sets forth proved oil and gas reserves, all within the United States, at December 31, 1998, 1997, and 1996, together with the changes therein.

                                                                                        Crude Oil          Natural Gas
                                                                                          (Bbls)              (Mcf)
     QUANTITIES OF PROVED RESERVES:

      Balance December 31, 1995                                                           439,803             7,093,555

          Revisions                                                                        47,808          (    379,529)
          Extensions, discoveries, and additions                                          250,995             1,132,433
          Purchases                                                                     3,008,522               689,515
          Sales                                                                      (     34,000)         (    350,000)
          Production                                                                 (     55,175)         (    225,501)
                                                                                      -----------           -----------

     Balance December 31, 1996                                                          3,657,953             7,960,473

          Revisions                                                                  (    160,726)         (      5,028)
          Extensions, discoveries, and additions                                        1,340,770
          Purchases                                                                        55,204               495,797
          Sales                                                                      (     15,876)         (  1,984,621)
          Production                                                                 (    200,898)         (    271,263)
                                                                                      -----------           -----------

     Balance December 31, 1997                                                          4,676,427             6,195,358

          Revisions                                                                   ( 2,317,025)         (    845,166)
          Extensions, discoveries, and additions                                           21,306                65,751
          Purchases                                                                       177,416             2,958,550
          Sales                                                                       ( 1,375,820)         (  1,518,913)
          Production                                                                  (    98,157)         (    200,225)
                                                                                       ----------           -----------

     Balance December 31, 1998                                                          1,084,147             6,655,355
                                                                                       ==========           ===========

     PROVED DEVELOPED RESERVES:


            December 31, 1996                                                           2,498,287             4,067,278
                                                                                       ----------            ----------

            December 31, 1997                                                           2,158,239             4,286,755
                                                                                       ----------            ----------

            December 31, 1998                                                             769,862             3,866,308
                                                                                       ==========            ==========

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11.    Oil and Gas Reserves Information (Unaudited) - continued


         STANDARDIZED MEASURE:

         Standardized measure of discounted future net cash flows relating to proved reserves:

                                                                 1998              1997              1996


         Future cash inflows                                  $22,260,688       $87,414,045      $117,580,889

         Future production and development costs
            Production                                         10,379,070        35,441,101        42,128,957
            Development                                         2,935,160         9,937,663         6,596,609
                                                              -----------       -----------       -----------

         Future cash flows before income taxes                  8,946,458         42,035,281       68,855,323
         Future income taxes                                  (      -   )      (  7,852,795)    ( 17,027,637)
                                                               ----------        -----------      -----------

         Future net cash flows after income taxes               8,946,458         34,182,486       51,827,686
         10% annual discount for estimated
           timing of cash flows                               ( 3,756,850)      ( 13,419,225)    ( 21,704,010)
                                                               ----------        -----------      -----------

         Standardized measure of discounted
           future net cash flows                              $ 5,189,608       $ 20,763,261     $ 30,123,676
                                                              ===========       ============     ============


The following reconciles the change in the standardized measure of discounted future net cash flows:


         Beginning of year                                    $20,763,261       $ 30,123,676     $  5,907,735

         Changes from:
            Purchases                                           1,619,804            551,704       22,269,011
            Sales                                             ( 7,563,199)      (  3,076,199)    (  1,307,000)
            Extensions, discoveries and improved
                recovery, less related costs                      258,112          7,167,886        4,174,440
            Sales of oil and gas produced net of
                production costs                              (   156,818)      (  2,129,904)    (    892,112)
            Revision of quantity estimates                    ( 7,584,033)      (    860,133)    (    164,080)
            Accretion of discount                               2,553,324          4,002,061          715,122
            Change in income taxes                              4,769,976          5,126,956     (  8,653,448)
            Changes in estimated future
                development costs                             (   677,160)      (  1,429,664)    (    673,185)
           Development costs incurred that
                reduced future development costs                1,786,900          1,447,458          273,799
           Change in sales and transfer prices,
                net of production costs                       (11,523,635)      ( 19,265,762)       7,576,032
           Changes in production rates (timing)
                and other                                         943,076           (894,818}         897,362
                                                              -----------        -----------     ------------
         End of year                                          $ 5,189,608       $ 20,763,261     $ 30,123,676
                                                              ===========       ============     ============

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 12.    Prior Period Adjustments

     Based upon comments by the SEC during a review of the Company's Preliminary Proxy Statement (subsequently abandoned), the Company adjusted its accounting for certain common stock purchase warrants and stock options which had been issued in 1996 and 1997, and adjusted its accounting for the convertible preferred stock issued with a discounted conversion feature in 1996. The Company used the intrinsic method of accounting under APB 25 to measure employee stock based compensation and fair value method of accounting under SFAS 123 to measure other stock based compensation, utilizing a 60% discount off the Nasdaq market price at the measurement date for both methods. The Company has restated stock based compensation without a discount off the Nasdaq market price at the measurement date. During 1996, the Company issued Class AAA Convertible Preferred Stock with a 30% discounted conversion feature, convertible at the issue date. 1996 is restated to reflect the effects of the 30% discount as a preferred dividend. During 1997, options were issued to a director of the Company. The options have since been irrevocably rescinded by the director, effective retroactively to the grant date. Additionally, the penalty feature for the Class AAA preferred dividends have been restated because of a mathematical error in 1997. The aggregate of these adjustments resulted in an increase to previously reported net loss to common shareholders of $1,986,689 and $1.57 per share for 1996, and a decrease of $30,266 and $.02 per share in 1997. These adjustments did not have any effect on income taxes for the periods ended December 31, 1996 and 1997. The 1996 and 1997 consolidated balance sheet and related consolidated statement of operations, stockholders equity, and statement of cash flows have been restated to reflect these adjustments.


Note 13. Interim Financial Data (unaudited)

     Following are the aggregate effects of year end adjustments that are deemed by management to be material to the results of the fourth quarter of 1998:

     - Write-down  of oil and gas assets
       for  impairment  (charged to expense)           $ 2,279,449

     - Adjustments to assets and equity
       related to the Setex LLC  acquisition
       (no charge to expense)                          $ 1,369,866

     - Adjustment in the  Company's method
       of computing stock  based compensation
       to non-employees (charged to expense)           $   139,176

                          INDEPENDENT AUDITOR'S REPORT






Stockholders and Board of Directors
GULFWEST OIL COMPANY


Our report on the consolidated financial statements of GulfWest Oil Company and Subsidiaries as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, is included on page F-1. In connection with our audit of such financial statements, we have also audited the related financial statement schedule for the years ended December 31, 1998, 1997 and 1996 on page F-29.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




\s\ WEAVER AND TIDWELL, L.L.P.
WEAVER AND TIDWELL, L.L.P.

Dallas, Texas
August 18, 1999

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                   BALANCE                                                BALANCE
                                                      AT                                                  AT END
                                                  BEGINNING
                                                      OF           PROVISIONS/        RECOVERIES/           OF
              DESCRIPTION                           PERIOD          ADDITIONS         DEDUCTIONS          PERIOD
----------------------------------------        --------------    --------------    ---------------   ---------------
For the year ended
    December 31, 1996:

       Accounts and notes receivable -
          related parties                     $        395,364  $         61,842   $         10,258  $        446,948
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

       Valuation allowance for
          deferred tax assets                 $        881,105  $        227,832   $                 $      1,108,937
                                                ==============    ==============    ===============   ===============


For the year ended
    December 31, 1997:

       Accounts and notes receivable -
          related parties                     $        446,948  $          1,282   $                 $        448,230
                                                ==============    ==============    ===============   ===============

       Valuation allowance for
          deferred tax assets                 $      1,108,937  $        534,619   $                 $      1,643,556
                                                ==============    ==============    ===============   ===============

For the year ended
    December 31, 1998:

       Accounts and notes receivable -
          related parties                              448,230           252,000                              700,230
                                                ==============    ==============    ===============   ===============

       Valuation allowance for
          deferred tax assets                        1,643,556         2,810,241                            4,453,797
                                                ==============    ==============    ===============   ===============

                                                                    Exhibit 21.1

                           Form of Letter of Agreement
                      with Class AAA Preferred Stockholder


                        (GulfWest Oil Company Letterhead)


                                  July 7, 1999

(Class AAA Preferred Stockholder)

Dear Stockholder,

     This letter is to obtain your agreement to amend Section 7 of the Certificate of the Designation, Preferences, Rights and Limitations of the Class AAA Preferred Stock of GulfWest Oil Company (the "Amendment"). The conversion price will change from the lesser of $3.50 per share or 70% of the average closing bid price of the Company's Common Stock to a set price equal to 120% of the sales price per share of GulfWest's $3 million private offering of Common Stock (the "Offering"). The conversion of the Preferred Stock and unpaid dividends to Common Stock at the set price will occur simultaneously with the closing of the Offering. The Amendment will be predicated upon the successful close of the Offering.

     If you agree to the Amendment, please acknowledge below and fax the executed copy to me at (713) 974-0617. I greatly appreciate your cooperation in this matter.

                            Sincerely,


                            \s\ Marshall A. Smith
                            Marshall A. Smith, CEO



Signed:\s\ (Class AAA Preferred Stockholder)

                                                                    Exhibit 22.1

                         Subsidiaries of the Registrant


GulfWest has six wholly-owned subsidiaries, all Texas corporations or companies:

     1. GulfWest Texas Company ("GW Texas") was organized September 23, 1996 and is the owner of record of interests in certain properties located in the Vaughn Field, Crockett County Texas (the "Vaughn Field").

     2. DutchWest Oil Company ("DutchWest") was organized July 28, 1997 and is the owner of record of interests in certain oil and natural gas properties located in Hardin and Polk Counties, Texas.

     3. VanCo Well Service, Inc. ("VanCo") was organized September 5, 1996 and operates well servicing equipment for the Company and under contracts with third parties.

     4. SETEX Oil and Gas Company ("SETEX") was organized August 11, 1998 and operates oil and natural gas properties in which the Company owns majority Working Interests.

     5. Southeast Texas Oil and Gas Company, L.L.C. ("Setex LLC")was acquired September 1, 1998 and is the owner of record of interests in certain oil and natural gas properties located in eight counties in South and East Texas.

     6. LTW Pipeline Co. ("LTW") was organized April 19, 1999 to be the owner and operator of natural gas gathering systems and pipelines, and to market the natural gas produced by the Company's properties.