Form 10-Q
period 1999-03-31
GULFWEST OIL CO
filed 1999-09-17
CIK 813779

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       for the transition period from _____to_______

                         Commission file number 1-12108

                              GULFWEST OIL COMPANY
             (Exact name of Registrant as specified in its charter)

          Texas                                                87-0444770
  (State or other jurisdiction                         (IRS Employer
       of incorporation)                                Identification No.)

  397 North Sam Houston Parkway East
           Suite 375
         Houston, Texas                                     77060
(Address of principle executive offices)                 (zip code)

                                 (281) 820-1919
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         NO  X                                       YES

     The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, September 14, 1999, was 13,691,987 shares of Class A Common Stock, $.001 par value.


                              GULFWEST OIL COMPANY

                         FORM 10-Q FOR THE QUARTER ENDED
                                 MARCH 31, 1999


                                                                                                  Page of
                                                                                                 Form 10-Q

Part I:  Financial Statements

Item 1.           Financial Statements
                  Consolidated Balance Sheets, March 31, 1999,
                   and December 31, 1998                                                             3
                  Consolidated Statements of Operations-for the three
                    months ended March 31, 1999, and 1998                                            5
                  Consolidated Statements of Cash Flows-for the three
                    months ended March 31, 1999, and 1998                                            6
                  Notes to Consolidated Financial Statements                                         7

Item 2.           Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                                                    8

Part II:          Other Information

Item 4.           Submission of Matters to a Vote of Security Holders                               11

Item 6.           Exhibits and Reports on 8-K                                                       11

Signatures                                                                                          12



                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)

                                     ASSETS

                                                                                                March 31,            December 31,
                                                                                                  1999                  1998

CURRENT ASSETS:
  Cash and cash equivalents                                                                  $    (34,420)        $    204,307
  Accounts Receivable - trade, net of allowance for doubtful
     accounts of -0- in 1999 and 1998                                                             702,802              527,791
  Prepaid expenses                                                                                 74,524               74,961
  Inventory                                                                                         5,551               13,925
          Total current assets                                                                    748,457              820,984

OIL AND GAS PROPERTIES,
  using the successful efforts method of accounting
    Undeveloped properties                                                                        750,628              750,628
    Developed properties                                                                        7,565,318            7,283,205

                                                                                                8,315,946            8,033,833

OTHER PROPERTY AND EQUIPMENT                                                                    1,320,508            1,406,987
  Less accumulated depreciation, depletion,
    and amortization                                                                           (2,452,806)          (2,411,755)

    Net oil and gas properties and
      other property and equipment                                                              7,183,648            7,029,065

DEPOSITS                                                                                           27,638               17,300
INVESTMENTS                                                                                       191,478              191,478

TOTAL ASSETS                                                                                   $8,151,221           $8,058,827


The Notes to Consolidated Financial Statements are an integral part of these statements.


                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                               March 31,         December 31,
                                                                                                  1999               1998

CURRENT LIABILITIES
  Notes payable                                                                              $     487,000     $    487,000
  Notes payable - related parties                                                                1,300,000          950,000
  Current portion of long-term debt                                                              3,038,968            2,972,731
  Current portion of long-term debt - related parties                                              307,116          300,914
  Accounts payable - trade                                                                       1,272,429        1,406,131
  Accrued expenses                                                                                 547,028          442,617

    Total current liabilities                                                                    6,952,541        6,559,393


LONG-TERM DEBT, net of current portion                                                           3,542,958        3,120,245

LONG-TERM DEBT, RELATED PARTIES                                                                    266,066          281,126

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock                                                                                      130              130
  Common stock                                                                                       3,231            3,113
  Additional paid-in capital                                                                    12,839,830       12,763,936
  Retained deficit                                                                             (15,301,061)     (14,516,642)
  Long-term accounts and notes receivable -
    related parties, net of allowance for doubtful
    accounts of $700,300 in 1999
    and 1998                                                                                      (152,474)       ( 152,474)

         Total stockholders' equity (deficit)                                                   (2,610,344)      (1,901,937)

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)                                                              $  8,151,221     $  8,058,827


The Notes to Consolidated Financial Statements are an integral part of these statements.

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


                                                                                                   1999                1998

OPERATING REVENUES
  Oil and gas sales                                                                           $    210,531        $    678,259
  Marketing and transportation                                                                       8,102
  Well servicing revenues                                                                           27,607             127,522
  Operating overhead and other income                                                               27,001              34,969
                                                                                                   273,241             840,750

  Lease operating expenses                                                                         238,483             466,552
  Cost of well servicing operations                                                                 45,685             115,960
  Depreciation, depletion and amortization                                                         110,706             300,932
  General and administrative                                                                       464,134             343,072
                                                                                                   859,008           1,226,516

LOSS FROM OPERATIONS                                                                              (585,767)           (385,766)

OTHER INCOME AND EXPENSE
  Interest income                                                                                                           28
  Interest expense                                                                                (202,541)           (311,493)
 Gain on sale of assets                                                                              4,902

LOSS BEFORE INCOME TAXES                                                                          (783,406)           (697,231)

INCOME TAXES

NET LOSS                                                                                          (783,406)           (697,231)

DIVIDENDS ON PREFERRED STOCK
(PAID 1999 - $1,013; 1998 - 62,211)                                                               (104,202)             62,211)

NET LOSS AVAILABLE TO COMMON
SHAREHOLDERS                                                                                   $  (887,608)       $   (759,442)

LOSS PER COMMON SHARE -
SHAREHOLDERS                                                                                   $     (.28)        $       (.43)

The Notes to Consolidated Financial Statements are an integral part of these statements.


                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                                                   1999                 1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                    $  (783,406)         $ (697,231)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
         Depreciation, depletion, and amortization                                                110,766             300,932
         Common stock and warrants issued and charged to operations                                75,000               7,856
         (Gain) on sale of assets                                                                  (4,902)
         (Increase) decrease in accounts receivable - trade, net                                 (175,011)            172,411
         (Increase) decrease in inventory                                                           8,374
         (Increase) decrease in prepaid expenses                                                      437             (98,912)
         Increase (decrease) in accounts payable
           and accrued expenses                                                                   (29,291)            232,237
         (Increase) decrease in deposits                                                          (10,338)
             Net cash provided by (used in) operating activities                                 (808,371)            (82,707)

CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from sale of property and equipment                                              21,250
         Purchase of property and equipment                                                      (288,660)          (3,628,831)
                Net cash used in investing activities                                            (267,410)          (3,628,831)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Payments on debt                                                                         (61,933)          (7,492,728)
         Proceeds from debt issuance                                                              900,000           10,632,001
         Dividends paid                                                                            (1,013)             (45,952)
                Net cash provided by financing activities                                         837,054            3,093,321

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                 (238,727)            (618,217)

CASH AND CASH EQUIVALENTS, beginning of period                                                    204,307              626,519

CASH AND CASH EQUIVALENTS, end of period                                                       $  (34,420)          $    8,302

CASH PAID FOR INTEREST                                                                         $  123,853           $  298,312

The Notes to Consolidated Financial Statements are an integral part of these statements.

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


     1. During interim periods, GulfWest Oil Company ("the Company") follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report when reviewing interim financial results.

     2. The accompanying financial statements include the Company and its wholly-owned subsidiaries: VanCo Well Service, Inc. ("Vanco"), GulfWest Texas Company ("GWT") both formed in 1996; DutchWest Oil Company ("DutchWest") formed in 1997; Southeast Texas Oil and Gas Company, L.L.C. ("Setex LLC") acquired September 1, 1998; SETEX Oil and Gas Company ("SETEX") formed August 11, 1998; and LTW Pipeline Co. ("LTW") organized April 19, 1999. All material intercompany transactions and balances are eliminated upon consolidation. The financial statements also include the results of operations for the first nine months of 1998 for the Company's former wholly-owned subsidiaries: WestCo Oil Company ("WestCo"), formed in 1995 and sold October 1, 1998; and GulfWest Permian ("GulfWest Permian") formed in 1996 and sold October 1, 1998.

     3. In management's opinion, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations, and the statements of cash flows of GulfWest Oil Company for the interim periods.

     4. Non-cash Investing and Financing

     During the three month period ended March 31, 1999, the Company exchanged other equipment for the assumption of debt of $7,975.

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

Three-Month Period Ended March 31, 1999 compared to Three Month Period Ended March 31, 1998.

Revenues

     Oil and Gas Sales. Revenues from oil and gas sales for the first quarter decreased 69% from $678,300 in 1998 to $210,500 in 1999. This decrease was primarily attributable to significantly less sales volumes as a result of the sale of GulfWest Permian and its oil assets, effective October 1, 1998, a decline in commodity prices, and management's decision to curtail production of certain wells due to the low prices. The average prices received for production decreased for oil from $12.52 per Bbl during the first three months of 1998 to $10.87 per Bbl during the period in 1999 and natural gas prices decreased from an average of $2.22 per Mcf for the first three months of 1998 to $1.65 per Mcf for the period in 1999.

     Well Servicing Revenues. Operations for third parties produced well servicing revenues of $27,600 less expenses of $45,700 in 1999, a decrease of 78%, compared to $127,500 less expenses of $116,000 for 1998. This decrease was due to lower rig utilization under contract to third parties as a result of the decline in commodity prices.

     Operating Overhead and Other Income. Revenues from the operating of properties decreased 23% from $35,000 in 1998 to $27,000 in 1999, due to the sale of GulfWest Permian and the discontinuation of operations in certain fields.

Costs and Expenses

     Lease Operating Expenses. Expenses for the operating of leases decreased 49% from $466,600 in 1998 to $238,500 in 1999, primarily due to the sale of GulfWest Permian and management's decision to shut- in a number of wells due to low oil prices.

     Cost of Well Servicing Operations. Well servicing expenses decreased 61% from $116,000 in 1998 to $45,700 in 1999, due to the reduced utilization of the Company's equipment under contract to third parties, as a result of low commodity prices.

     Depreciation, Depletion and Amortization (DD&A). DD&A decreased 63% from $300,900 in 1998 to $110,700 in 1999, due to lower production after the sale of GulfWest Permian.

     General and Administrative (G&A) Expenses. G&A expenses increased 35% for the period from $343,100 in 1998 to $464,100 in 1999, due to a non-cash related issue of stock to a new officer/director and the consolidation of the Companies offices from Dallas, Texas and Baton Rouge, Louisiana to Houston, Texas.

     Interest Expense. Interest expense decreased 35% from $311,500 in 1998 to $202,500 in 1999. This decrease was due to the sale of GulfWest Permian and the elimination of its related debt.

Financial Condition and Capital Resources

     At March 31, 1999, the Company's current liabilities exceeded its current assets by $6,203,100 and the Company was either past due or in default of certain of its debt agreements. Further, the Company has experienced significant recurring net losses. Following are steps management has taken and are proceeding with to move the Company to profitability and cure any remaining defaults on debt agreements:

     - First, the Company sold its subsidiary, GulfWest Permian; this sale eliminated a very significant portion of its debt which was tied to older, higher cost oil production. The Company is now proceeding to restructure its long term debt.

     - Second, at the same time GulfWest Permian was sold, management decided to sell the old operating company, WestCo, bring in a new operating team, SETEX, with consolidated offices in Houston, and focus more on natural gas reserves and production.

     - Third, since December 31, 1998, the Company has raised working capital to meet its immediate obligations and began to enhance production. A director of the Company purchased $635,000 of Series BB Preferred Stock and subscribed to purchase $3,000,000 of Common Stock, $1,500,000 of which the Company has received at August 12, 1999. The funds from these equity offerings are being used specifically to reduce current liabilities and increase production through workovers and installation of production equipment.

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

     In subsequent events, Mr. J. Virgil Waggoner, a director and significant shareholder, converted $635,000 in outstanding principal and interest of loans made to the Company in 1999 to Series BB Preferred Stock on May 28, 1999. On July 15, 1999, Mr. Waggoner purchased 4,000,0000 shares of the Company's Common Stock in a private offering at $.75 per share for a total purchase price of $3,000,000 and on August 16, 1999 converted $2,550,000 of Series BB Convertible Preferred Stock to Common Stock at $.60 per share.

                           PART II. OTHER INFORMATION


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders of the Company during the first quarter.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

     (a)      Exhibits -

      Number Description

     *3.1 Articles of Incorporation of the Registrant and Amendments thereto.

     *3.2 Bylaws of the Registrant.

     @3.3 Statement of Resolution Establishing and Designating the Company's Class AA Preferred Stock, filed with the Secretary of State of Texas as an amendment to the Company's Articles of Incorporation on September 23, 1996.

     @3.4 Statement of Resolution Establishing and Designating the Company's Class AAA Preferred Stock, filed with the Secretary of State of Texas as an amendment to the Company's Articles of Incorporation on September 23, 1996.

     #3.5 Statement of Resolution Establishing and Designating the Company's Class C Preferred Stock, filed with the Secretary of State of Texas as an amendment to the Company's Articles of Incorporation on September 15, 1998.

     &10.1 GulfWest Oil Company 1994 Stock Option and Compensation Plan, amended and restated as of April 15, 1998 and approved by the shareholders on May 28, 1998.

     +21.1 Form of Letter of Agreement with Class AAA Preferred Stockholder, dated July 7, 1999.
 _______________

     @  Previously  filed with the  Company's  Form 8-K,  Current  Report  dated
          October 10, 1996,  filed with the  Commission  on October 25, 1996.
     * Previously filed with the Company's Registration Statement (on Form S-1, Reg. No.33-53526), filed with the Commission on October 21, 1992.
     #  Previously  filed with the Company's  Form 8-K,  Current  Report dated
          September 15, 1998,  filed with the Commission  on  September  24,
          1998.
     &  Previously  filed  with the  Company's Definitive  Proxy Statement dated April 24, 1998,  filed with the Commission on April 24, 1998.
     + Previously filed with the Company's Annual Report on Form 10-K, for the year ended December 31, 1998, filed with the Commission on August 27, 1999.

     (b) Form 8-K -

          None

                                   SIGNATURES


     Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     GULFWEST OIL COMPANY
                                                        (Registrant)


Date: September 15, 1999                   By: /s/ Thomas R. Kaetzer
                                              Thomas R. Kaetzer
                                              President

Date: September 15, 1999                   By: /s/ Jim C. Bigham
                                              Jim C. Bigham
                                              Executive Vice President and
                                              Secretary

Date: September 15, 1999                   By: /s/ Richard L. Creel
                                              Richard L. Creel
                                              Vice President of Finance