Form 10-Q
period 1999-06-30
GULFWEST OIL CO
filed 1999-10-01
CIK 813779

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       for the transition period from to

                         Commission file number 1-12108

                              GULFWEST OIL COMPANY
             (Exact name of Registrant as specified in its charter)

          Texas                                              87-0444770
  State or other jurisdiction                              (IRS Employer
       of incorporation)                                 Identification No.)

     397 N. Sam Houston Parkway E.
             Suite 375
          Houston, Texas                                       77060
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

                           NO                        YES  X

     The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, September 29, 1999, was 14,093,567 shares of Class A Common Stock, $.001 par value.


                              GULFWEST OIL COMPANY

                         FORM 10-Q FOR THE QUARTER ENDED
                                  JUNE 30, 1999


                                                                                                  Page of
                                                                                                 Form 10-Q

Part I:           Financial Information

Item 1.           Financial Statements
                  Consolidated Balance Sheets, June 30, 1999,
                   and December 31, 1998                                                             3
                  Consolidated Statements of Operations-for the three months
                    and six months ended June 30, 1999, and 1998                                     5
                  Consolidated Statements of Cash Flows-for the six
                    months ended June 30, 1999, and 1998                                             6
                  Notes to Consolidated Financial Statements                                         7

Item 2.           Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                                                    8

Part II:          Other Information

Item 4.           Submission of Matters to a Vote of Security Holders                                12

Item 5.           Other Information                                                                  12

Item 6.           Exhibits and Reports on 8-K                                                        12

Signatures                                                                                           13


                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                              GULFWEST OIL COMPANY
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)

                                     ASSETS

                                                                                                  June 30,             December 31,
                                                                                                    1999                   1998
                                                                                                ___________         _______________

CURRENT ASSETS:
  Cash and cash equivalents                                                                    $    295,867          $  204,307
  Accounts Receivable - trade, net of allowance for doubtful
     accounts of -0- in 1999 and 1998                                                               875,513             527,791
  Prepaid expenses                                                                                   82,363              74,961
  Inventory                                                                                           8,068              13,925
                                                                                                 __________            _________
    Total current assets                                                                          1,261,811             820,984
                                                                                                 __________            _________
OIL AND GAS PROPERTIES,
 using the successful efforts method of accounting:
  Undeveloped Properties                                                                            750,628             750,628
  Developed Properties                                                                            7,637,358           7,283,205
                                                                                                 __________           __________
                                                                                                  8,387,986           8,033,833

OTHER PROPERTY AND EQUIPMENT                                                                      1,480,901           1,406,987
   Less accumulated depreciation, depletion,
    and amortization                                                                             (2,565,607)         (2,411,755)
                                                                                                 ___________         ___________

    Net oil and gas properties and
      other property and equipment                                                                7,303,280           7,029,065
                                                                                                 ___________         ___________

DEPOSITS                                                                                             27,638              17,300
INVESTMENTS                                                                                         191,478             191,478
                                                                                                 ___________         ___________

TOTAL ASSETS                                                                                     $8,784,207          $8,058,827
                                                                                                 ___________         ___________
                                                                                                 ___________         ___________







     The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST OIL COMPANY
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                    1999                 1998
                                                                                               ___________         ____________
CURRENT LIABILITIES
  Notes payable                                                                                $   562,000         $    487,000
  Notes payable - related parties                                                                1,150,000              950,000
  Current portion of long-term debt                                                              4,986,595            2,972,731
  Current portion of long-term debt - related parties                                              304,377              300,914
  Accounts payable - trade                                                                       1,330,437            1,406,131
  Accrued expenses                                                                                 491,163              442,617
                                                                                                 _________            _________

    Total current liabilities                                                                    8,824,572            6,559,393
                                                                                                 _________            _________

LONG-TERM DEBT, net of current portion                                                           1,495,533            3,120,245
                                                                                                 _________            _________

LONG-TERM DEBT -  RELATED PARTIES                                                                  374,629              281,126
                                                                                                 _________            _________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock                                                                                      143                  130
  Common stock                                                                                       3,461                3,113
  Additional paid-in capital                                                                    14,324,237           12,763,936
  Retained deficit                                                                             (16,085,894)         (14,516,642)
  Long-term accounts and notes receivable -
    related parties, net of allowance for doubtful accounts
    of $700,230 in 1999 and 1998                                                                  (152,474)            (152,474)
                                                                                                ___________          ___________

         Total stockholders' equity (deficit)                                                   (1,910,527)          (1,901,937)
                                                                                                ___________          ___________

 TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY (DEFICIT)                                                             $ 8,784,207           $8,058,827
                                                                                               ____________          ___________
                                                                                               ____________          ___________





     The Notes to Consolidated Financial Statements are an integral part of these statements.


                              GULFWEST OIL COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                         Three Months                      Six Months
                                                                        Ended June 30,                   Ended June 30,
                                                              _______________________________       ________________________
                                                                 1999                 1998            1999           1998
                                                              ____________         __________       _________     ___________


OPERATING REVENUES
  Oil and gas sales                                           $   363,139         $   474,874      $  573,670     $ 1,153,133
  Marketing and Transportation                                     (1,612)                              6,490
  Well servicing revenues                                          15,884             180,000          43,491         307,522
  Operating overhead and other income                              29,977              53,630          56,978          88,599
                                                               ___________         ___________      _________      __________
                                                                  407,388             708,504         680,629       1,549,254
                                                               ___________         ___________      _________      __________

  Lease operating expenses                                        244,315             436,757         482,798         903,309
  Cost of well servicing operations                                38,572             170,912          84,257         288,841
  Depreciation, depletion and amortization                        112,802             263,300         223,508         562,263
  General and administrative                                      579,772             440,995       1,043,936         784,067
                                                               __________          ___________      _________      __________

                                                                  975,461           1,311,964       1,834,499       2,538,480
                                                               __________          ___________      _________      __________

LOSS FROM OPERATIONS                                             (568,073)           (603,460)     (1,153,870)       (989,226)
                                                               __________          ___________      __________     __________

OTHER INCOME AND EXPENSE
  Interest income                                                     145               6,497             173           6,525
  Interest expense                                               (217,084)           (390,639)       (419,625)       (702,132)
  Gain (loss) on sale of assets                                       180              (5,322)          5,082          (5,322)
                                                               ___________          __________     ___________

LOSS BEFORE INCOME TAXES                                         (784,832)           (992,924)     (1,568,240)     (1,690,155)

INCOME TAXES                                                         ---                 ---            ---             ---

NET LOSS                                                         (784,832)           (992,924)     (1,568,240)     (1,690,155)

DIVIDENDS ON PREFERRED STOCK
   (PAID 1999 - $-0-; 1998 - $45,952)                          (160,848)            (62,155)       (329,542)       (124,366)
                                                               ___________           __________    ___________      __________

NET LOSS AVAILABLE TO COMMON
   SHAREHOLDERS                                                $ (937,087)        $(1,055,079)    $(1,871,900)    $(1,814,521)
                                                               ___________        _____________   ____________    ____________
                                                               ___________        _____________   ____________    ____________

LOSS PER COMMON SHARE -
   BASIC AND DILUTED                                           $     (.29)        $      (.58)    $      (.59)    $     (1.01)



     The Notes to Consolidated Financial Statements are an integral part of these statements.


                              GULFWEST OIL COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


                                                                                                      1999              1998
                                                                                                  ____________      ____________

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                        $ (1,568,240)    $  (1,690,155)
  Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Depreciation, depletion, and amortization                                                     223,508           562,263
         Common stock and warrants issued and charged to operations                                    224,650            15,356
         (Gain) on sale of assets                                                                       (5,082)
         (Increase) decrease in accounts receivable - trade, net                                      (347,722)          267,093
         (Increase) decrease in inventory                                                                5,857
         (Increase) decrease in prepaid expenses                                                        (7,402)          (82,698)
         Increase (decrease) in accounts payable
              and accrued expenses                                                                     105,735           671,302
         Increase (decrease) in deposits                                                               (10,338)
                                                                                                    ___________      ____________

                  Net cash provided by (used in) operating activities                               (1,379,034)         (256,839)
                                                                                                    ___________      ____________

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of property and equipment                                                      21,430
      Purchase of property and equipment                                                              (522,046)       (1,253,035)
                                                                                                    ___________      ____________

                  Net cash in investing activities                                                    (500,616)       (1,253,035)
                                                                                                    ___________      ____________
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale of common stock, net                                                                            148,872
      Proceeds from subscription of common stock                                                       700,000
      Payments on debt                                                                                (179,990)       (8,836,799)
      Proceeds from debt issuance                                                                    1,451,200         9,526,785
      Dividends paid                                                                                                     (45,952)
                                                                                                    ___________       ___________

                  Net cash provided by financing activities                                          1,971,210           792,906
                                                                                                    ___________       ___________

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                        91,560          (716,968)

CASH AND CASH EQUIVALENTS, beginning of period                                                         204,307           626,519
                                                                                                    ___________      ____________

CASH AND CASH EQUIVALENTS, end of period                                                            $  295,867       $   (90,449)
                                                                                                    ___________      ____________
                                                                                                    ___________      ____________

CASH PAID FOR INTEREST                                                                              $  115,778       $   606,431
                                                                                                    ___________      ____________
                                                                                                    ___________      ____________
     The Notes to  Consolidated  Financial  Statements  are an integral  part of these statements.

                              GULFWEST OIL COMPANY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


     1. During interim periods, GulfWest Oil Company ("the Company") follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report when reviewing interim financial results.

     2. The accompanying financial statements include the Company and its wholly-owned subsidiaries: VanCo Well Service, Inc. ("VanCo"), GulfWest Texas Company ("GWT") both formed in 1996; DutchWest Oil Company ("DutchWest") formed in 1997; Southeast Texas Oil and Gas Company, L.L.C. ("Setex LLC") acquired September 1, 1998; SETEX Oil and Gas Company ("SETEX") formed August 11, 1998; GulfWest Gas Marketing & Transportion, Inc. ("GWG") formed February 18, 1999 and LTW Pipeline Co. ("LTW") organized April 19, 1999. All material intercompany transactions and balances are eliminated upon consolidation. The financial statements also include the results of operations for the first six months of 1998 for the Company's former wholly-owned subsidiaries: WestCo Oil Company ("WestCo"), formed in 1995 and sold October 1, 1998; and GulfWest Permian ("GulfWest Permian") formed in 1996 and sold October 1, 1998.

     3. In management's opinion, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations, and the statements of cash flows of GulfWest Oil Company for the interim periods.

     4. Non-cash Investing and Financing Activities

     During the six month period ended June 30,1999, the Company exchanged other equipment for the assumption of $7,975 of debt, converted deferred compensation of $47,883 to debt and converted debt of $550,000, along with $85,000 in accrued interest, to common stock. In addition, 15 shares of preferred stock, along with $1,013 in accrued and unpaid dividends, were converted to 17,969 shares of common stock.

     During the six month period ended June 30, 1998, the Company converted $1,155,000 of debt, $311,500 of accounts payable and $100,091 of accrued expenses to common stock. In addition, the Company acquired $2,937,105 in oil and gas properties by issuing debt.

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

     2. Marketing and transportation revenue consisting of income earned through the ownership and operation of gathering systems and pipelines, which (1) gather and transport natural gas for a fixed fee, and (2) purchase and resell natural gas from properties operated by other producers;

     3. Operating overhead consisting of fees earned from other Working Interest owners for operating oil and natural gas properties; and,

     4. Well servicing revenues that are earnings from the operation of well servicing equipment under contracts to third party operators.

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

     Three Month Period Ended June 30, 1999 compared to Three Month Period Ended June 30, 1998.

Revenues

     Oil and Gas Sales. Revenues from oil and gas sales for the second quarter decreased 24% from $474,900 in 1998 to $363,100 in 1999. This decrease was attributable to lower sales volumes as a result of the sale of GulfWest Permian and its oil assets, effective October 1, 1998. The average prices received for production during the period increased for oil from $11.26 per Bbl in 1998 to $14.28 per Bbl in 1999 and for natural gas prices from an average of $1.76 per Mcf for 1998 to $2.17 per Mcf in 1999.

     Well Servicing Revenues. Revenues from well servicing operations for third parties decreased 91% from $180,000 for the period in 1998 to $15,900 for 1999. This decrease was due to management's decision to cease operating under contract to third parties as a result of lower demand and increased insurance costs.

     Operating Overhead and Other Income. Revenues from the operating of properties decreased 44% from $53,600 in 1998 to $30,000 in 1999, due to the sale of GulfWest Permian and the discontinuation of operations in certain fields.

Costs and Expenses

     Lease Operating Expenses. Expenses for the period decreased 44% from $436,800 in 1998 to $244,300 in 1999, due to the sale of GulfWest Permian and the Company's emphasis on reducing operating expenses.

     Cost of Well Servicing Operations. Well servicing expenses decreased 77% from $170,900 in 1998 to $38,600 in 1999, due to the reduced utilization of the Company's equipment under contract to third parties.

     Depreciation, Depletion and Amortization (DD&A). DD&A decreased 57% from $263,300 in 1998 to $112,800 in 1999, due to lower production after the sale of GulfWest Permian.

     General and Administrative (G&A) Expenses. G&A expenses for the period increased 31% from $441,000 in 1998 to $579,800 in 1999, due to a one-time non-cash expense of $150,000 charged to earnings, as a result of the issuance of employee and director stock incentives and 60,000 shares of common stock to redeem warrants to purchase 684,000 shares of common stock.

     Interest Expense. Interest expense decreased 44% from $390,600 in 1998 to $217,100 in 1999. This decrease was due primarily to the sale of GulfWest Permian and the elimination of its related debt.

     Six-Month Period Ended June 30, 1999 compared to Six Month Period Ended June 30, 1998.

Revenues

     Oil and Gas Sales. Revenues from oil and gas sales for the period decreased 50% from $1,153,100 in 1998 to $573,700 in 1999. This decrease was attributable to lower sales volumes as a result of the sale of GulfWest Permian and its oil assets, effective October 1, 1998. The average prices received for production during the period increased for oil from $11.26 per Bbl in 1998 to $12.00 per Bbl in 1999 and for natural gas prices from an average of $1.76 per Mcf for 1998 to $1.90 per Mcf in 1999.

     Well Servicing Revenues. Revenues from well servcing operations for third parties 86% from $88,600 for the period in 1998 to $57,000 in 1999. This decrease was due to management's decision to cease operating under contract to third parties as a result of lower demand and increased insurance costs.

     Operating Overhead and Other Income. Revenues from the operating of properties decreased 36% from $88,600 in 1998 to $57,000 in 1999, due to the sale of GulfWest Permian and the discontinuation of operations in certain fields.

Costs and Expenses

     Lease Operating Expenses. Expenses decreased 47% from $903,300 in 1998 to $482,800 in 1999, due to the sale of GulfWest Permian and the Company's emphasis on reducing operating expenses.

     Cost of Well Servicing Operations. Well servicing expenses decreased 71% from $288,800 in 1998 to $84,300 in 1999, due to the reduced utilization of the Company's equipment under contract to third parties.

     Depreciation, Depletion and Amortization (DD&A). DD&A decreased 60% from $562,300 in 1998 to $223,500 in 1999, due to lower production after the sale of GulfWest Permian.

     General and Administrative (G&A) Expenses. G&A expenses increased 33% for the period from $784,100 in 1998 to $1,044,000 in 1999, due to a one-time non-cash expense of $225,000 charged to earnings, as a result of the issuance of employee and director stock incentives and 60,000 shares of common stock to redeem warrants to purchase 684,000 shares of common stock.

     Interest Expense. Interest expense decreased 40% from $702,100 in 1998 to $419,600 in 1999. This decrease was due to the sale of GulfWest Permian and the elimination of its related debt.

Financial Condition and Capital Resources

     At June 30, 1999, the Company's current liabilities exceeded its current assets by $7,562,761 and the Company was either past due or in default of certain of its debt agreements. Further, the Company has experienced significant recurring net losses. Following are steps management has taken and are proceeding with to move the Company to profitability and cure any remaining defaults on debt agreements:

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

     - Third, since December 31, 1998, the Company has raised working capital to meet its immediate obligations and began to enhance production. A director of the Company purchased $635,000 of Series BB Preferred Stock and subscribed to purchase $3,000,000 of Common Stock, $700,00 of which the Company had received at June 30, 1999 and $1,500,000 of which the Company had received at September 29, 1999. The funds from these equity offerings are being used specifically to reduce current liabilities and increase production through workovers and installation of production equipment.

     - Fourth, with the operating capital commitment and a consolidated office in Houston, the Company focused on evaluating and acquiring natural gas assets to achieve a more balanced cash flow from oil and natural gas.

     - Fifth, the near-term operating focus of SETEX was to turn each remaining oil and gas assets of the Company into a positive cash flow property, even at lower oil and gas prices. This was to be done by significantly lowering expenses and increasing production.

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

     In a subsequent event, effective July 1, 1999, the Company purchased an average 45% Working Interest in the Skidmore Properties, consisting of fourteen
(14) producing wells and 2,500 acres for development. The Company also acquired the right to participate in a total of thirty (30) drilling Prospects identified by Skidmore in the Serpentine Trend area of South Texas.

     At June 30, 1999, the Company had 3,461,186 shares of common stock issued and outstanding. Subsequently, in the third quarter of 1999, the Company issued 10,526,481 shares of common stock as follows: 2,276,481 for the conversion of preferred stock and unpaid dividends and 8,250,000 to Mr. J. Virgil Waggoner, a director and significant shareholder, as discussed below. In addition, the Company issued 105,900 shares due to an administrative error, which will be cancelled effective October 1, 1999.

     Mr. Waggoner converted $635,000 in outstanding principal and interest of loans made to the Company in 1999 to Series BB Preferred Stock on May 28, 1999. In subsequent events, on July 15, 1999, Mr. Waggoner subscribed to purchase 4,000,000 shares of the Company's Common Stock in a private offering at $.75 per share for a total purchase price of $3,000,000 and on August 16, 1999 converted $2,550,000 of Series BB Convertible Preferred Stock to 4,250,000 shares of common stock at $.60 per share of common stock. As a result of and giving effect to the transactions described above, at September 29, 1999, Mr. Waggoner beneficially owns and has sole voting and dispositive power for 9,071,829 shares (including 20,000 shares subject to presently exercisable options), representing 64.7% of the Company's outstanding Common Stock.

                           PART II. OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders of the Company during the second quarter.

ITEM 5.  OTHER INFORMATION

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

     *3.2      Bylaws of the Registrant.

     @4.1 Statement of Resolution Establishing and Designating the Companys Class AA Preferred Stock, filed with the Secretary of State of Texas as an amendment to the Company's Articles of Incorporation on September 23, 1996.

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

     #4.8 Statement of Resolution Establishing and Designating the Company's Class BB Preferred Stock, filed with the Secretary of State of Texas as an amendment to the Company's Articles of Incorporation on January 27, 1999.

     #22.1     Subsidiaries of the Registrant.

     * Previously filed with the Company's Registration Statement (on Form S-1, Reg. No. 33-53526), filed with the Commission on October 21, 1992.

     @  Previously  filed with the  Company's  Form 8-K,  Current  Report  dated
          October 10, 1996, filed with the Commission on October 25, 1996.

     &  Previously  filed with the  Company's  Form 8-K,  Current  Report  dated
          September 15, 1998, filed with the Commission on September 24, 1998.

     #  Filed herewith.

    (b)   Form 8-K -

          None

                                   SIGNATURES


     Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              GULFWEST OIL COMPANY
                                  (Registrant)


Date: September 30, 1999                    By: /s/ Thomas R. Kaetzer
                                               Thomas R. Kaetzer
                                               President

Date: September 30, 1999                    By: /s/ Jim C. Bigham
                                               Jim C. Bigham
                                               Executive Vice President and
                                               Secretary

Date: September 30, 1999                    By: /s/ Richard L. Creel
                                               Richard L. Creel
                                               Vice President of Finance

                                                                    Exhibit 22.1

                         Subsidiaries of the Registrant

     GulfWest Oil Company has seven subsidiaries, all Texas corporations or companies:

     1. GulfWest Texas Company was organized September 23, 1996 and is the owner of record of interests in certain properties located in the Vaughn Field, Crockett County, Texas.

     2. DutchWest Oil Company was organized July 28, 1997 and is the owner of record of interests in certain oil and natural gas properties located in Hardin and Polk Counties, Texas.

     3. VanCo Well Service, Inc. was organized September 5, 1996 and operates well servicing equipment for the Company and under contracts to third parties.

     4. SETEX Oil and Gas Company was organized August 11, 1998 and operates oil and natural gas properties in which the Company owns majority interest.

     5. Southeast Texas Oil and Gas Company, L.L.C. was acquired September 1, 1998 and is the owner of record of interest in certain oil and gas properties located in eight counties in South and East Texas.

     6. GulfWest Gas Marketing & Transportation, Inc. was organized February 18, 1999 to be the owner and operator of natural gas gathering systems and pipelines, which gather and transport natural gas for a fix fee, and purchase and resell natural gas from properties operated other producers.

     7. LTW Pipeline Co. was organized April 19, 1999 and will replace GulfWest Gas Marketing & Transportation, Inc.