Form 10-Q/A
period 1999-06-30
GULFWEST OIL CO
filed 1999-10-06
CIK 813779

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

     This Quarterly Report on Form 10-Q/A is intended to amend and restate in its entirety the following item of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 to ensure that the information contained in the report is true, accurate and complete as of the date of the filing of this Quarterly Report on Form-10Q/A, October 6, 1999:

Part I:   Financial Information

Item 1.   Financial Statements
               Consolidated Statements of Operations-for the three months and six months ended June 30, 1999 and 1998

     The above item has been amended to correct a mathematical error as follows:

     NET LOSS AVAILABLE TO COMMON SHAREHOLDERS
      for the three months ended June 30, 1999 should read:  $(945,680)
      for the six months period ended June 30, 1999 should read:  ($(1,897,782)

     All other information in the report remains as previously filed with the Commission on October 1, 1999 in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 and is incorporated by reference herein.


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