Form 10-Q/A
period 1999-06-30
GULFWEST OIL CO
filed 1999-10-07
CIK 813779

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

     This Quarterly Report on Form 10-Q/A is intended to amend and restate in its entirety the following item of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 to ensure that the information contained in the report is true, accurate and complete as of the date of the filing of this Quarterly Report on Form-10Q/A, October 7, 1999:

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


                              GULFWEST OIL COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                         Three Months                      Six Months
                                                                        Ended June 30,                   Ended June 30,
                                                              _______________________________       ________________________
                                                                 1999                 1998            1999           1998
                                                              ____________         __________       _________     ___________


OPERATING REVENUES
  Oil and gas sales                                           $   363,139         $   474,874      $  573,670     $ 1,153,133
  Marketing and Transportation                                     (1,612)                              6,490
  Well servicing revenues                                          15,884             180,000          43,491         307,522
  Operating overhead and other income                              29,977              53,630          56,978          88,599
                                                               ___________         ___________      _________      __________
                                                                  407,388             708,504         680,629       1,549,254
                                                               ___________         ___________      _________      __________

  Lease operating expenses                                        244,315             436,757         482,798         903,309
  Cost of well servicing operations                                38,572             170,912          84,257         288,841
  Depreciation, depletion and amortization                        112,802             263,300         223,508         562,263
  General and administrative                                      579,772             440,995       1,043,936         784,067
                                                               __________          ___________      _________      __________

                                                                  975,461           1,311,964       1,834,499       2,538,480
                                                               __________          ___________      _________      __________

LOSS FROM OPERATIONS                                             (568,073)           (603,460)     (1,153,870)       (989,226)
                                                               __________          ___________      __________     __________

OTHER INCOME AND EXPENSE
  Interest income                                                     145               6,497             173           6,525
  Interest expense                                               (217,084)           (390,639)       (419,625)       (702,132)
  Gain (loss) on sale of assets                                       180              (5,322)          5,082          (5,322)
                                                               ___________          __________     ___________

LOSS BEFORE INCOME TAXES                                         (784,832)           (992,924)     (1,568,240)     (1,690,155)

INCOME TAXES                                                         ---                 ---            ---             ---

NET LOSS                                                         (784,832)           (992,924)     (1,568,240)     (1,690,155)

DIVIDENDS ON PREFERRED STOCK
   (PAID 1999 - $-0-; 1998 - $45,952)                            (160,848)            (62,155)       (329,542)       (124,366)
                                                               ___________           __________    ___________      __________

NET LOSS AVAILABLE TO COMMON
   SHAREHOLDERS                                                $ (945,680)        $(1,055,079)    $(1,897,782)    $(1,814,521)
                                                               ___________        _____________   ____________    ____________
                                                               ___________        _____________   ____________    ____________

LOSS PER COMMON SHARE -
   BASIC AND DILUTED                                           $     (.29)        $      (.58)    $      (.59)    $     (1.01)



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