Form 10-Q/A
period 1998-09-30
GULFWEST OIL CO
filed 1999-11-12
CIK 813779

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

     This Quarterly Report on Form 10-Q/A is intended to amend and restate in its entirety the following items of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998 to ensure that the information contained in the report is true, accurate and complete as of the date of filing of this Quarterly Report on Form 10-Q/A, November 10, 1999.

Front Cover

Part I:   Financial Information

Item 1:   Financial Statements
          Consolidated Balance Sheets, September 30, 1998 and December 31, 1997 Notes to Consolidated Financial Statements

     The above items have been amended to give effect to a valuation adjustment related to the acquisition of the Company's subsidiary, Southeast Texas Oil & Gas Co., L.L.C.("SETEX, LLC"), as a result of the Company's audit for the year ended December 31, 1998.

     All other information in the report remains as previously filed with the Commission in the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998 and is incorporated by reference herein.

                              GULFWEST OIL COMPANY

                         FORM 10-Q/A FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1998


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




                          PART I. FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS.


                              GULFWEST OIL COMPANY
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)


                                                                                                Sept. 30,       December 31,
                                                                                                   1998               1997
                                                                                                ------------    -------------

                                     ASSETS
Current Assets:
  Cash and Cash Equivalents                                                                     $      -       $    626,519
  Accounts Receivable - Trade, Net of Allowance for Doubtful
     Accounts of -0- in 1998 and 1997                                                               649,227         855,383
  Accounts Receivable - Related Party                                                               102,000
  Prepaid Expenses                                                                                  151,381          54,494
                                                                                                    -------          ------

    Total Current Assets                                                                            902,608       1,536,396
                                                                                                    -------       ---------

Oil & Gas Properties, Using the Successful Efforts Method of Accounting:
  Undeveloped Properties                                                                            769,500           4,585
  Developed Properties                                                                           21,814,664      17,026,171

Other Property and Equipment                                                                      1,374,726       1,171,214

Less - Accumulated Depreciation, Depletion,
    and Amortization                                                                             (3,673,603)     (2,874,403)
                                                                                                 ----------      ----------

    Net Oil and Gas Properties and
      Other Property and Equipment                                                               20,285,287      15,327,567
                                                                                                 ----------      ----------

Deposits on Developed Oil & Gas Properties                                                             -            225,892
Investments                                                                                         200,000            -
                                                                                                    -------

    Total Assets                                                                                $21,387,895    $ 17,089,855
                                                                                                ===========    ============







   The accompanying notes are an integral part of these consolidated financial statements.


                              GULFWEST OIL COMPANY
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)


                                                                                               Sept. 30,       December 31,
                                                                                                 1998              1997

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Payable to Financial Institutions                                                           $     44,001     $       -
  Notes Payable                                                                                    487,000          350,000
  Notes Payable - Related Party                                                                    150,000          150,000
  Current Portion of Long-Term Debt                                                              9,709,616          311,233
  Current Portion of Long-Term Debt - Related Parties                                            1,299,259          350,000
  Accounts Payable - Trade                                                                       1,936,026        1,427,661
  Accrued Expenses                                                                                 478,566          290,362
                                                                                                   -------          -------

    Total Current Liabilities                                                                   14,104,468        2,879,256
                                                                                                ----------        ---------

Long-Term Debt, Net of Current Portion                                                           5,377,696       11,185,055
Long-Term Debt, Related Parties                                                                    295,741        1,000,000
                                                                                                   -------        ---------

    Total Long-Term Debt                                                                         5,673,437       12,185,055
                                                                                                 ---------       ----------

Stockholders' Equity:
  Preferred Stock, Par Value at $.01, 10,000,000 Shares
    Authorized, 9,190 and 5,390 shares Issued and Outstanding
    in 1998 and 1997, respectively                                                                      92               54
  Common Stock, Par Value at $.001, 20,000,000 Shares
    Authorized, 2,963,517 and 1,759,185  Shares Issued and Outstanding
    in 1998 and 1997, respectively                                                                   2,963            1,759
  Additional Paid-in Capital                                                                     9,862,399        7,583,236
  Retained Deficit                                                                              (8,102,990)      (5,407,031)
  Long-Term Accounts and Notes Receivable -
    Related Parties, Net of Allowance for Doubtful Accounts
    of $448,230 in 1998 and 1997                                                                  (152,474)        (152,474)
       --------    ----     ----                                                                  --------         --------

    Total Stockholders' Equity                                                                   1,609,990        2,025,544
                                                                                                 ---------        ---------

    Total Liabilities and Stockholders'
      Equity                                                                                  $ 21,387,895     $ 17,089,855
                                                                                              ============     ============




   The accompanying notes are an integral part of these consolidated financial statements.


                              GULFWEST OIL COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                           SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                 Three Months                           Nine Months
                                                               Ended September 30,                  Ended September 30,
                                                               -------------------                  -------------------
                                                               1998            1997               1998               1997

Revenues:
  Oil and Gas Sales                                       $    439,614      $   921,891        $ 1,592,747       $ 3,132,514
  Well Servicing Revenues                                      169,605          130,731            477,127           250,572
  Operating Overhead and Other Income                           18,973           51,020            107,572           168,076
                                                                ------           ------            -------           -------

    Total Revenues                                             628,192        1,103,642          2,177,446         3,551,162
                                                               -------        ---------          ---------         ---------

Costs and Expenses:
  Lease Operating Expenses                                     403,458          537,956          1,306,767         1,360,135
  Cost of Well Servicing Operations                            162,964          103,604            451,805           189,728
  Depreciation, Depletion and Amortization                     221,444          335,100            783,707           886,821
  General and Administrative                                   341,646          384,640          1,125,713         1,042,305
                                                               -------          -------          ---------         ---------

    Total Costs and Expenses                                 1,129,512        1,361,300          3,667,992         3,478,989
                                                             ---------        ---------          ---------         ---------

Income (Loss) From Operations                                 (501,320)        (257,658)        (1,490,546)           72,173
                                                              --------         --------         ----------            ------

Other Income and Expense:
  Interest Income                                                2,550            1,455              9,075             1,896
  Interest Expense                                            (406,998)        (294,893)        (1,109,130)         (777,951)
  Gain (Loss) on Sale of Assets                                 15,000             -                 9,678              -
                                                                ------                               -----

    Total Other Income and Expense                            (389,448)        (293,438)         1,090,377          (776,055)
                                                              --------         --------          ---------          --------

Net Income (Loss) Before Taxes                                (890,768)        (551,096)        (2,580,923)         (703,882)

Income Tax Provision                                              -                -                  -                 -

Net (Loss)                                                    (890,768)        (551,096)        (2,580,923)         (703,882)

Preferred Stock Dividend Requirement                            61,375          (60,621)           183,410          (210,682)
                                                                ------          -------            -------          --------

Net (Loss) to Common Shareholders                         $   (952,143)     $  (611,717)       $ 2,764,333       $  (914,564)
                                                          ============      ===========        ===========       ===========

(Loss) Per Share and Common Stock
  Equivalents                                             $       (.32)     $      (.35)       $     (1.26)      $      (.53)

Weighted Average Number of Shares                            2,961,351        1,753,428          2,186,201         1,715,055
                                                             =========        =========          =========         =========

   The accompanying notes are an integral part of these consolidated financial statements.


                              GULFWEST OIL COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


                                                                                                     1998              1997
                                                                                                     ----              ----

Cash Flows Provided (Used) By Operating Activities:
  Net Income (Loss)                                                                              $(2,580,923)      $  (703,882)

  Adjustments to Reconcile Net Income (Loss) to Net
     Cash Provided By (Used By) Operating Activities:
      Depreciation, Depletion, and Amortization                                                      783,707           886,821
      Common Stock Options and Warrants Issued
         and Charged to Operations                                                                    22,856            59,087
      (Increase) Decrease in Accounts Receivable - Trade, Net                                        201,086           (76,230)
      (Increase) Decrease in Prepaid Expenses                                                        (96,887)          (78,536)
      Increase (Decrease) in Accounts Payable                                                        543,272           (59,364)
      Increase (Decrease) in Accrued Expenses                                                        288,295            76,292
                                                                                                     -------            ------

        Net Cash Provided By (Used By) Operating Activities                                         (838,594)          104,188
                                                                                                    --------           -------

Cash Flows From Investing Activities:
  Purchase of Property and Equipment                                                              (1,837,436)       (2,249,652)
  Sale of Property and Equipment                                                                      60,000              -
  (Increase) Decrease in Accounts and Notes Receivable-Related Party                                (102,000)         (113,507)
                                                                                                    --------          --------

        Net Cash Provided (Used) By Investing Activities                                          (1,879,436)       (2,363,159)
                                                                                                  ----------        ----------

Cash Flows From Financing Activities:
  (Increase) in Notes Receivable                                                                        -             (100,000)
  Proceeds From Sale of Common Stock, Net                                                            148,872           180,262
  Proceeds From Sale of Preferred Stock, Net                                                            -              406,967
  Payments on Debt                                                                                (8,905,383)       (1,313,992)
  Proceeds From Debt Issuance                                                                     10,900,489         3,252,083
  Dividends Paid                                                                                     (94,301)         (150,062)
                                                                                                     -------          --------

        Net Cash Provided (Used) By Financing Activities                                           2,049,677         2,275,258
                                                                                                   ---------         ---------

Increase (Decrease) in Cash and Cash Equivalents                                                    (668,353)           16,287

Cash and Cash Equivalents, Beginning of Period                                                       626,519            84,477
                                                                                                     -------            ------

Cash and Cash Equivalents, End of Period                                                         $   (41,834)      $   100,764
                                                                                                 ===========       ===========

Cash Interest Paid                                                                               $   730,330       $   707,780
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

          On September 1, 1998, the Company acquired 100% of the membership interests of Setex, L.L.C. by issuing 4,000 shares of Series C Preferred Stock with an aggregate value of $630,134.

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