Form 10-Q
period 1999-09-30
GULFWEST OIL CO
filed 1999-11-12
CIK 813779

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                   YES  X                             NO

     The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, November 10, 1999, was 15,154,394 shares of Class A Common Stock, $.001 par value.

                              GULFWEST OIL COMPANY
                         FORM 10-Q FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1999


                                                                       Page of
                                                                      Form 10-Q

Part I:           Financial Information

Item 1.           Financial Statements
                  Consolidated Balance Sheets, September 30, 1999,
                   and December 31, 1998                                  3
                  Consolidated Statements of Operations-for the
                   three months and nine months ended September 30, 1999,
                   and 1998                                               5
                  Consolidated Statements of Cash Flows-for the nine
                    months ended September 30, 1999, and 1998             6
                  Notes to Consolidated Financial Statements              7

Item 2.           Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                         8

Part II:          Other Information

Item 4.           Submission of Matters to a Vote of Security Holders    12

Item 5.           Other Information                                      12

Item 6.           Exhibits and Reports on 8-K                            12

Signatures                                                               13

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                              GULFWEST OIL COMPANY
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)

                                     ASSETS

                                                                                             September 30,          December 31,
                                                                                                 1999                  1998

CURRENT ASSETS:
  Cash and cash equivalents                                                                $      442,561          $  204,307
  Accounts Receivable - trade, net of allowance for doubtful
     accounts of -0- in 1999 and 1998                                                             948,233             527,791
  Stock subscriptions receivable                                                                1,000,000
  Prepaid expenses                                                                                104,830              74,961
  Inventory                                                                                         9,513              13,925
    Total current assets                                                                        2,505,137             820,984

OIL AND GAS PROPERTIES,
 using the successful efforts method of accounting:
  Undeveloped Properties                                                                          321,073             750,628
  Developed Properties                                                                          8,874,833           7,283,205

                                                                                                9,195,906           8,033,833

OTHER PROPERTY AND EQUIPMENT                                                                    1,385,532           1,406,987
   Less accumulated depreciation, depletion,
    and amortization                                                                          (2,705,422)          (2,411,755)

    Net oil and gas properties and
      other property and equipment                                                             7,876,016            7,029,065

DEPOSITS                                                                                          27,638               17,300
INVESTMENTS                                                                                      191,478              191,478

TOTAL ASSETS                                                                             $   10,600,269            $8,058,827



The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST OIL COMPANY
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                           September 30,     December 31,
                                                                                               1999              1998

CURRENT LIABILITIES
  Notes payable                                                                            $     475,000     $    487,000
  Notes payable - related parties                                                              1,050,000          950,000
  Current portion of long-term debt                                                            4,981,879        2,972,731
  Current portion of long-term debt - related parties                                            233,032          300,914
  Accounts payable - trade                                                                     1,163,914        1,406,131
  Accrued expenses                                                                               534,169          442,617

    Total current liabilities                                                                  8,437,994        6,559,393

LONG-TERM DEBT, net of current portion                                                         1,509,703        3,120,245

LONG-TERM DEBT -  RELATED PARTIES                                                                280,149          281,126

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock                                                                                     21              130
  Common stock                                                                                    14,775            3,113
  Additional paid-in capital                                                                  17,183,027       12,763,936
  Retained deficit                                                                           (16,672,926)     (14,516,642)
  Long-term accounts and notes receivable -
    related parties, net of allowance for doubtful accounts
    of $700,230 in 1999 and 1998                                                                (152,474)        (152,474)

         Total stockholders' equity (deficit)                                                    372,423       (1,901,937)

 TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY (DEFICIT)                                                           $10,600,269       $8,058,827




The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST OIL COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                           SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                           Three Months                       Nine Months
                                                                       Ended September 30,                Ended September 30,
                                                                  1999               1998            1999             1998

OPERATING REVENUES
  Oil and gas sales                                           $   792,190       $   439,614        $1,365,860      $ 1,592,747
  Marketing and Transportation                                    (13,089)                             (6,599)
  Well servicing revenues                                          32,621           169,605            76,112          477,127
  Operating overhead and other income                              37,765            18,973            94,743          107,572
                                                                  849,487           628,192         1,530,116        2,177,446

  Lease operating expenses                                        411,443           403,458           894,241        1,306,767
  Cost of well servicing operations                                55,393           162,964           139,650          451,805
  Depreciation, depletion and amortization                        162,772           221,444           386,280          783,707
  General and administrative                                      406,933           341,646         1,450,869        1,125,713
                                                                1,036,541         1,129,512         2,871,040        3,667,992

LOSS FROM OPERATIONS                                             (187,054)         (501,320)       (1,340,924)      (1,490,546)

OTHER INCOME AND EXPENSE
  Interest income                                                      19             2,550               192            9,075
  Interest expense                                               (231,354)         (406,998)         (650,979)      (1,109,130)
  Gain (loss) on sale of assets                                    44,349            15,000            49,431            9,678

LOSS BEFORE INCOME TAXES                                         (374,040)         (890,768)       (1,942,280)      (2,580,923)

INCOME TAXES

NET GAIN (LOSS)                                                  (374,040)         (890,768)       (1,942,280)      (2,580,923)

DIVIDENDS ON PREFERRED STOCK
   (PAID 1999 - $0; 1998 - $94,301)                               (61,955)         ( 61,375)         (423,843)        (183,410)

NET GAIN (LOSS) AVAILABLE TO COMMON
   SHAREHOLDERS                                                $ (435,995)        $(952,143)       $2,366,123)      $2,764,333)

GAIN (LOSS) PER COMMON SHARE -
   BASIC AND DILUTED                                           $     (.04)        $    (.32)       $     (.42)      $    (1.26)




The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST OIL COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


                                                                                                      1999               1998
                                                                                                      ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                       $(1,942,280)       $(2,580,923)
  Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Depreciation, depletion, and amortization                                                   386,280            783,707
         Common stock and warrants issued and charged to operations                                  224,650             22,856
         (Gain) on sale of assets                                                                    (49,431)
         (Increase) decrease in accounts receivable - trade, net                                    (420,442)           201,086
         (Increase) decrease in inventory                                                              4,412
         (Increase) decrease in prepaid expenses                                                     (29,869)           (96,887)
         Increase (decrease) in accounts payable
              and accrued expenses                                                                    36,708            831,567
         Increase (decrease) in deposits                                                             (10,338)
                  Net cash provided by (used in) operating activities                             (1,800,310)          (838,594)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of property and equipment                                                   150,370             60,000
      Purchase of property and equipment                                                          (1,050,888)        (1,837,436)
      (Increase) in accounts and notes receivable - related party                                 ___________          (102,000)
                  Net cash used in investing activities                                             (900,518)        (1,879,436)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale of common stock, net                                                      2,000,000            148,872
      Payments on debt                                                                              (512,118)        (8,905,383)
      Proceeds from debt issuance                                                                  1,451,200         10,900,489
      Dividends paid                                                                               __________           (94,301)
                  Net cash provided by financing activities                                        2,939,082          2,049,677

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                     238,254           (668,353)

CASH AND CASH EQUIVALENTS, beginning of period                                                       204,307            626,519

CASH AND CASH EQUIVALENTS, end of period                                                           $ 442,561          $ (41,834)

CASH PAID FOR INTEREST                                                                             $ 376,896          $ 730,330

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST OIL COMPANY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


     1. During interim periods, GulfWest Oil Company ("the Company") follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report when reviewing interim financial results.

     2. The accompanying financial statements include the Company and its wholly-owned subsidiaries: VanCo Well Service, Inc. ("VanCo"), GulfWest Texas Company ("GWT") both formed in 1996; DutchWest Oil Company("DutchWest") formed in 1997; Southeast Texas Oil and Gas Company, L.L.C.("Setex LLC") acquired September 1, 1998; SETEX Oil and Gas Company ("SETEX") formed August 11, 1998; GulfWest Gas Marketing & Transportation, Inc. ("GWG") formed February 18, 1999; and, LTW Pipeline Co. ("LTW") formed April 19, 1999. All material intercompany transactions and balances are eliminated upon consolidation. The financial statements also include the results of operations for the first nine months of 1998 for the Company's former wholly-owned subsidiaries: WestCo Oil Company ("WestCo"), formed in 1995 and sold October 1, 1998; and GulfWest Permian ("GulfWest Permian") formed in 1996 and sold October 1, 1998.

     3. In management's opinion, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations, and the statements of cash flows of GulfWest Oil Company for the interim periods.

4.       Non-cash Investing and Financing Activities

     During  the nine  month  period  ended  September  30,  1999,  the  Company exchanged equipment for the assumption of $7,975 of debt, converted deferred compensation of $47,883 to debt, and converted debt of $700,000 and accounts payable of $10,000, along with $108,465 in accrued interest, to common stock. In addition, the Company issued a note payable for $138,757, along with 300,000 shares of common stock valued at $150,000, for the acquisition of properties. Common stock was also issued for the exercise of warrants by converting $21,025 in deferred compensation and the conversion of 12,165 shares of preferred stock, plus $214,005 in unpaid dividends, to 6,725,781 shares of common stock. The Company also entered into a subscription agreement with a director for the sale of 4,000,000 shares of common stock for $3,000,000, of which $2,000,000 had been received at September 30, 1999. The balance of $1,000,000 was subsequently received in the fourth quarter of 1999.

     During the nine month period ended September 30, 1998, the Company acquired oil and gas properties through the issuance of debt totaling $2,830,429, and other property and equipment through the issuance of debt totaling $130,380. The Company issued 1,009,424 shares of Common Stock to retire notes payable of $50,000, current portion of long-term debt - related parties of $105,000, accounts payable of $311,500,accrued expenses of $100,091 and long-term debt - related parties of $1,000,000. Additionally, 200 shares of the Company's Class AAA Preferred Stock, along with accumulated and unpaid dividends in the amount of $540, were converted to 77,988 shares of Common Stock. On September 1, 1998, the Company acquired 100% of the membership interests of Setex, L.L.C. by issuing 4,000 shares of Series C Preferred Stock with an aggregate value of $630,134.

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

     2. Marketing and gathering system revenue consisting of income earned through the ownership and operation of gathering systems and pipelines, which
(1) gather and transport natural gas for a fixed fee, and (2) purchase and resell natural gas from properties operated by other producers;

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

Three Month Period Ended September 30, 1999 compared to Three Month Period Ended September 30, 1998.

Revenues

     Oil and Gas Sales. Revenues from oil and gas sales for the third quarter increased 80% from $439,600 in 1998 to $792,200 in 1999. This increase was attributable to higher sales volumes as a result of workover and development efforts which began in the second quarter of 1999 and higher product sales prices. The average prices received for production during the period increased for oil from $13.05 per Bbl in 1998 to $19.07 per Bbl in 1999 and for natural gas from an average of $1.78 per Mcf for 1998 to $2.55 per Mcf in 1999.

     Well Servicing Revenues. Revenues from well servicing operations for third parties decreased 81% from $169,600 for the period in 1998 to $32,600 for 1999. This decrease was due to management's decision to cease operating under contract to third parties as a result of lower demand and increased costs of operating the rigs.

     Operating Overhead and Other Income. Revenues from the operating of properties increased 99% from $19,000 in 1998 to $37,800 in 1999, due to fees earned by Setex LLC for the management of third party properties.

Costs and Expenses

     Lease Operating Expenses. Expenses for the period increased 2% from $403,500 in 1998 to $411,400 in 1999. Management continues to emphasize reducing costs and is encouraged by the limited growth in expenses when compared to current production volumes.

     Cost of Well Servicing Operations. Well servicing expenses decreased 66% from $163,000 in 1998 to $55,400 in 1999, due to the reduced utilization of the Company's equipment under contract to third parties.

     Depreciation, Depletion and Amortization (DD&A). DD&A decreased 26% from $221,400 in 1998 to $162,800 in 1999, due to the sale of GulfWest Permian and the reduction in net book value at the end of 1998 as a result of then lower oil prices.

     General and Administrative (G&A) Expenses. G&A expenses for the period increased 19% from $341,600 in 1998 to $407,000 in 1999, due primarily to increases in technical staff necessary to identify, evaluate and execute development and acquisition projects.

     Interest Expense. Interest expense decreased 43% from $407,000 in 1998 to $231,400 in 1999 due to the sale of GulfWest Permian and the elimination of its related debt.

Nine-Month Period Ended September 30, 1999 compared to Nine Month Period Ended September 30, 1998.

Revenues

     Oil and Gas Sales. Revenues from oil and gas sales for the period decreased 14% from $1,592,700 in 1998 to $1,365,900 in 1999. This decrease was attributable to lower sales volumes during the first and second quarters of 1999, as a result of the sale of GulfWest Permian and its oil assets, effective October 1, 1998. The average prices received for production during the period increased for oil from $11.93 per Bbl in 1998 to $15.60 per Bbl in 1999 and for natural gas from an average of $1.86 per Mcf for 1998 to $2.25 per Mcf in 1999.

     Well Servicing Revenues. Revenues from well servicing operations for third parties decreased 84% from $477,100 for the period in 1998 to $76,100 in 1999. This decrease was due to management's decision to cease operating under contract to third parties as a result of lower demand and increased costs of operating the rigs.

     Operating Overhead and Other Income. Revenues from the operation of properties decreased 12% from $107,600 in 1998 to $94,700 in 1999, due to the sale of GulfWest Permian and the discontinuation of operations in certain fields.

Costs and Expenses

     Lease Operating Expenses. Expenses decreased 32% from $1,306,800 in 1998 to $894,200 in 1999, due to the sale of GulfWest Permian and the Company's emphasis on reducing operating expenses.

     Cost of Well Servicing Operations. Well servicing expenses decreased 69% from $451,800 in 1998 to $139,700 in 1999, due to the reduced utilization of the Company's equipment under contract to third parties.

     Depreciation, Depletion and Amortization (DD&A). DD&A decreased 51% from $783,700 in 1998 to $386,300 in 1999, due to the sale of GulfWest Permian and the reduction in net book value at the end of 1998 as a result of then lower oil prices.

     General and Administrative (G&A) Expenses. G&A expenses increased 29% for the period from $1,125,700 in 1998 to $1,450,900 in 1999, due to a one-time non-cash expense of $225,000 charged to earnings, as a result of the issuance of employee and director stock incentives and 60,000 shares of common stock to redeem warrants to purchase 684,000 shares of common stock; costs of consolidating the Company's offices from Dallas, Texas and Baton Rouge, Louisiana to Houston, Texas ; and, increases in technical staff necessary to identify, evaluate and execute development and acquisition projects.

     Interest Expense. Interest expense decreased 41% from $1,109,100 in 1998 to $651,000 in 1999 due to the sale of GulfWest Permian and the elimination of its related debt.

Financial Condition and Capital Resources

     At September 30, 1999, the Company's current liabilities exceeded its current assets by $6,932,857 and the Company was either past due or in default of certain of its debt agreements. Further, the Company has experienced significant recurring net losses. Following are steps management has taken and are proceeding with to move the Company to profitability and cure any remaining defaults on debt agreements:

     - First, the Company sold its subsidiary, GulfWest Permian; this sale eliminated a very significant portion of its debt which was tied to older, higher cost oil production. The Company is now proceeding to restructure its long term and short term debt.

     - Second, at the same time GulfWest Permian was sold, management decided to sell the old operating company, WestCo, bring in a new operating team, SETEX, with consolidated offices in Houston, and focus more on natural gas reserves and production.

     - Third, since December 31, 1998, the Company has raised working capital to meet its immediate obligations and began to enhance production. A director of the Company purchased $635,000 of Series BB Preferred Stock and subscribed to purchase $3,000,000 of Common Stock, $2,000,000 of which the Company had received at September 30, 1999. The balance of $1,000,000 was subsequently received in the fourth quarter of 1999. The funds from these equity offerings are being used specifically to reduce current liabilities and increase production through workovers and installation of production equipment.

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

     At September 30, 1999, the Company had 14,775,090 shares of common stock outstanding, including 541,101 shares that were subsequently issued. During the third quarter 1999, the Company issued 11,313,992 shares of common stock as follows: 2,475,781 for the conversion of preferred stock and unpaid dividends, 244,622 for the conversion of debt by a director, and 8,250,000 to Mr. J. Virgil Waggoner, a director and significant shareholder, as discussed below. The 541,101 shares subsequently issued were as follows: 300,000 shares for the acquisition of oil and gas properties, 200,000 shares for the conversion of preferred stock and 41,101 shares for the exercise of warrants by three directors.

     Mr. Waggoner converted $635,000 in outstanding principal and interest of loans made to the Company in 1999 to Series BB Preferred Stock on May 28, 1999. On July 15, 1999, Mr. Waggoner subscribed to purchase 4,000,000 shares of the Company's Common Stock in a private offering at $.75 per share for a total purchase price of $3,000,000 and on August 16, 1999 converted $2,550,000 of Series BB Convertible Preferred Stock to Common Stock at $.60 per share. As a result of and giving effect to the transactions described above, at November 10, 1999, Mr. Waggoner beneficially owns and has sole voting and dispositive power for 9,121,829 shares (including 20,000 shares subject to presently exercisable options), representing 60% of the Company's outstanding Common Stock.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders of the Company during the third quarter.

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

    #22.1    Subsidiaries of the Registrant.

_____________________________
     * Previously filed with the Company's Registration Statement (on Form S-1, Reg. No. 33-53526), filed with the Commission on October 21, 1992.

     @ Previously filed with the Company's Form 8-K, Current Report dated October 10, 1996, filed with the Commission on October 25, 1996.

     & Previously filed with the Company's Form 8-K, Current Report dated September 15, 1998, filed with the Commission on September 24, 1998.

     # Filed herewith.

____________________________

     (b) Form 8-K -

     Current Report on Form 8-K, dated July 15, 1999, filed with the Commission on July 23, 1999.

                                   SIGNATURES


     Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       GULFWEST OIL COMPANY
                                           (Registrant)


Date: November 11, 1999                    By: /s/ Thomas R. Kaetzer
                                              Thomas R. Kaetzer
                                              President

Date: November 11, 1999                    By: /s/ Jim C. Bigham
                                              Jim C. Bigham
                                              Executive Vice President and
                                              Secretary

Date: November 11, 1999                    By: /s/ Richard L. Creel
                                              Richard L. Creel
                                              Vice President of Finance

                                                                Exhibit 22.1

                         Subsidiaries of the Registrant


     GulfWest Oil Company has seven wholly-owned subsidiaries, all Texas corporations or companies:

     1. GulfWest Texas Company was organized September 23, 1996 and is the owner of record of interests in certain properties located in the Vaughn Field, Crockett County Texas.

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

     5. Southeast Texas Oil and Gas Company, L.L.C. was acquired September 1, 1998 and is the owner of record of interests in certain oil and natural gas properties located in eight counties in South and East Texas.

     6. GulfWest Gas Marketing & Transportation, Inc. was organized February 18, 1999 to be the owner and operator of natural gas gathering systems and pipelines, and to market the natural gas produced by the Company's properties.

     7. LTW Pipeline Co. ("LTW") was organized April 19, 1999 and will replace GulfWest Gas Marketing & Transportation, Inc.