Form 10-K
period 1999-12-31
GULFWEST OIL CO
filed 2000-04-13
CIK 813779

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

                               Title of Each Class

               Class A Common Stock, par value of $.001 per share

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of Each Class

               Class A Common Stock, par value of $.001 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or informational statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock of the Registrant held by non-affiliates (excluding voting shares held by officers and directors) was $7,914,021 on March 31, 2000.

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock: Class A Common Stock $.001 par value: 15,730,997 shares on March 31, 2000.

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

     Since June 1993, when the Company made its first significant acquisition, the Company has substantially increased its ownership in producing properties and the value of its oil and natural gas reserves through a combination of acquisitions and the further exploitation and development of the properties in which it owns interests. At present, substantially all of the Company's interests are in properties located on land in Texas and Colorado. In the future, the Company plans to expand by acquiring additional interests in those areas, and in similar oil and natural gas properties located in other areas of the United States. The operations of the Company are considered to fall within a single industry segment, the acquisition, development, production and servicing of crude oil and natural gas. See Item 7. " Management's Discussion and Analysis of Financial Condition and Results of Operations." Certain industry terms are italicized and defined in the Glossary.

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

         GulfWest has seven wholly-owned subsidiaries, all Texas corporations or companies:

         1. GulfWest Oil & Gas Company was organized February 18, 1999 and is the owner of record of interests in certain oil and natural gas properties located in Colorado and Texas.

         2. SETEX Oil and Gas Company ("SETEX") was organized August 11, 1998 and operates oil and natural gas properties in which the Company owns majority working interests.

         3. LTW Pipeline Co. ("LTW") was organized April 19, 1999 to be the owner and operator of natural gas gathering systems and pipelines, and to market the natural gas produced by the Company's properties.

         4. VanCo Well Service, Inc. ("VanCo") was organized September 5, 1996 and operates well servicing equipment for the Company and under contracts with third parties.

         5. Southeast Texas Oil and Gas Company, L.L.C. ("Setex LLC") was acquired September 1, 1998 and is the owner of record of interests in certain oil and natural gas properties located in eight Texas counties.

         6. GulfWest Texas Company ("GW Texas") was organized September 23, 1996 and is the owner of record of interests in certain properties located in the Vaughn Field, Crockett County, Texas (the "Vaughn Field").

         7. DutchWest Oil Company ("DutchWest") was organized July 28, 1997 and is the owner of record of interests in certain oil and natural gas properties located in Hardin and Polk Counties, Texas.

         The Company's main executive office is located at 397 North Sam Houston Parkway East, Suite 375, Houston, Texas 77060. The telephone number of the main office is (281) 820-1919.

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

         Greater Natural Gas and Oil Balance. At December 31, 1999, the Company's reserves were 51% oil and 49% natural gas. Management believes that the Company should continue to move toward a more gas-weighted ownership of oil and natural gas interests in order to offset oil price fluctuations. Therefore, the Company will continue to expand its role in the domestic natural gas industry by acquiring additional interests in natural gas properties, increasing the production and reserve base of its existing natural gas assets, and acquiring ownership of more natural gas gathering systems and pipelines. With that said, management is presently focusing its workover and development efforts on both oil and natural gas reserves with the goal of significantly increasing its production of both to take advantage of higher prices of both commodities. The Company is also seeking to expand its ownership of gas gathering systems and pipelines located in its core field areas. Management's goal is to have greater control of its natural gas transportation and marketing, as well as an expanded role in the transportation of gas produced by third parties in its area of operations.

         Expanded Exploration and Exploitation Role. Historically, the Company has not drilled exploratory wells due to the high expense associated with generating prospective locations. However, since the end of 1998, the Company has closed on four acquisitions of producing properties, which also included significant acreage for prospective oil and gas development. The Company acquired interests in 45 oil and gas wells in the Ft. Terrett area of Kimble and Sutton Counties, Texas (the "Ft. Terrett Properties"), which included 14,500 acres of prospective shallow gas properties to be evaluated and drilled by the Company. In mid-1999, the Company purchased producing wells and assets, rights and data from Skidmore Energy, Inc. in Zavala County, Texas (the "Skidmore Properties"). Effective December 31, 1999, the Company closed on the acquisition of north Texas and Colorado properties from Pozo Resources, Inc. ("Pozo"). In a subsequent event on April 1, 2000, the Company acquired additional interest in producing wells and development acreage in the Leona River Field, Zavala County, Texas (the "Leona River Properties"). These acquisitions have added existing natural gas and oil production to the Company's asset base and, as importantly, have provided the Company with immediate geological databases for oil and natural gas drilling opportunities. As such, the Company has expanded its efforts to evaluate its oil and gas properties and will increase its exploration of reserves, by drilling more wells.

Fourth Quarter 1999 Developments

         Effective December 31, 1999, the Company purchased all of Pozo's interests in oil and gas leases, wells and equipment in Adams, Arapaho Elbert and Weld Counties, Colorado, and Gregg and Palo Pinto Counties, Texas. Pursuant to a purchase and sale agreement, GulfWest assumed $6.5 million of long-term debt and issued Pozo $4 million of GulfWest preferred stock, par value $.01 and liquidation value $500 per share, convertible after 3 years to 500,000 shares of GulfWest common stock for a total purchase price of $10.5 million. Management of the Company negotiated the purchase price based upon a report provided by an independent engineering firm.

         The interests in the properties purchased from Pozo averaged 73% working interest and 55% net revenue interest. The properties have proved natural gas (70%) and oil (30%) reserves estimated at 14.6 billion cubic feet of natural gas equivalent, net to the acquired interests, with 54 producing wells and an estimated 21,000 acres for development.

Events Subsequent to Year End 1999

         In a subsequent event on March 30, 2000, a director of the Company agreed to convert a note payable for $750,000 to 500,000 shares of common stock. The closing price of the Company's common stock on that date was $1.50 per share.

         In a subsequent event on April 5, 2000, the Company closed a $19.3 million credit facility with Aquila Energy Capital Corporation ("Aquila"), an energy lender, for acquisitions and development of properties in Texas and Colorado. At closing, $12.9 million was funded for acquisitions and debt consolidation, and subsequently $6.0 million will be made available for specific development projects. As part of the transaction, Aquila obtained the right to market all natural gas and natural gas liquids hydrocarbon commodities from the Company's properties for the term of the loan.

         In addition, effective April 1, 2000, the Company acquired 100% working interest in 19 natural gas wells and 5,000 acres in the Leona River Field, Zavala County, Texas, with total proved reserves of 3 billion cubic feet (bcf) of natural gas. The purchase price was $2.3 million and 200,000 shares of the Company's common stock. Current production is 600 thousand cubic feet (mcf) per day, and there is significant shut-in production with development potential.

Employees

         At March 31, 2000, the Company had 19 full time salaried and contract employees, of whom 7 were field personnel.

Executive Officers

         See Item 10 of this report, which information is incorporated herein by reference.

ITEM 2.  Properties.

         At December 31, 1999, the Company held an average 89% working interest in 230 gross wells and 205 net wells and royalty interests in two (2) additional wells. The properties contained (net to the Company's interest) estimated proved reserves of approximately 3,314,908 barrels of oil and 19,186,865 Mcf of natural gas. Substantially all of the Company's reserves are located in Texas and Colorado.

     Proved Reserves. The following table reflects the estimated proved reserves of the Company at December 31 for each of the preceding three years.

                                                                   1999               1998                  1997
                                                              --------------     -------------         ---------


                                     Crude Oil (Bbl)
                                           Developed            1,589,750              769,862            2,158,239
                                         Undeveloped            1,745,158              314,285            2,518,188
                                                                ---------              -------            ---------

                                               Total            3,314,908            1,084,147            4,676,427
                                                                =========            =========            =========
                                     Natural Gas (Mcf)
                                           Developed            9,316,529            3,866,308            4,286,755
                                         Undeveloped            9,870,336            2,789,047            1,908,603
                                                                ---------            ---------            ---------

                                               Total           19,186,865            6,655,355            6,195,358
                                                               ==========            =========            =========

                                         Total (BOE)            6,512,719            2,193,373            5,708,987
                                                                =========            =========            =========


     (a) The above table does not include reserves for the Company's interests in wells in Louisiana, which represent less than 1% of the Company's reserves.

     (b) Approximately   48%  of  the  Company's   total  proved  reserves  were
classified as proved developed at December 31, 1999.

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

                                                            1999                  1998                 1997
                                                     --------------------  -------------------  --------------------
Future cash inflows                                  $    119,006,567      $    22,260,688      $     87,414,045

Future production and development costs-
  Production                                               42,544,454           10,379,070            35,441,101
  Development                                               9,903,729            2,935,160             9,937,663
                                                            ---------            ---------             ---------
Future net cash flows before income taxes                  66,558,384            8,946,458            42,035,281
Future income taxes                                       (11,847,076)          (    -    )           (7,852,795)
                                                          -----------           -----------           ----------
Future net cash flows after income taxes                   54,711,308            8,946,486            34,182,486
10% annual discount for estimated timing
of cash flows                                             (23,755,909)          (3,756,850)          (13,419,225)
                                                          -----------           ----------           -----------

Standardized measure of discounted
 Future net cash flows(1)                            $     30,955,399       $    5,189,608      $     20,763,261
                                                     =================      =================   =================


     (1) The average prices of the Company's proved reserves were $22.80 per Bbl and $2.19 per Mcf, $8.91 per Bbl and $1.89 per Mcf, and $15.68 per Bbl and $2.28 per Mcf at December 31, 1999, 1998 and 1997, respectively.

     Significant Properties. Substantially all of the Company's properties are located in Texas and Colorado. Summary information on the Company's properties with proved reserves is set forth below as of December 31,1999.

                         Productive Wells                       Proved Reserves (1)                   Present
                  -------------------------------    -----------------------------------------------  -------
                     Gross             Net                                                            Value (2)
                                                                                                      ---------
                   Productive       Productive         Crude          Natural
                     Wells            Wells             Oil             Gas             Total         Amount ($)
                   ---------        ----------          ---             ---             -----         ----------
                                                       (Bbl)           (Mcf)            (BOE)

      Texas          194               180           2,729,058       9,673,425        4,341,296       $26,613,239
    Colorado          36                24             585,850       9,513,440        2,171,423       $11,045,178

     (1) The above table does not include reserves for the Company's interests in wells in Louisiana, which represent less than 1% of the Company's reserves.

     (2) The average prices of the Company's proved reserves were $22.80 per Bbl and $2.19 per Mcf at December 31, 1999.

    All information set forth here in relating to the Company's proved reserves, estimated future net cash flows and present values is taken from reports prepared by Pressler Petroleum Consultants, Forrest Garb and Associates, Inc., Cawley, Gillespie and Associates, Inc. and A. Van Nguyen, independent petroleum engineers. The estimates of these engineers were based upon review of production histories and other geological, economic, ownership and engineering data provided by the Company. No reports on the Company's reserves have been filed with any federal agency. In accordance with the SEC's guidelines, the Company's estimates of proved reserves and the future net revenues from which present values are derived are made using year end oil and gas sales prices held constant throughout the life of the properties (except to the extent a contract specifically provides otherwise). Operating costs, development costs and certain production-related taxes were deducted in arriving at estimated future net revenues, but such costs do not include debt service, general and administrative expenses and income taxes.

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

Production, Revenue and Price History

         The following table sets forth information (associated with the Company's proved reserves) regarding production volumes (net to the Company's interest) of crude oil and gas, revenues and expenses attributable to such production and certain price and cost information for the years ended December 31, 1999, 1998 and 1997.

                                                         1999                 1998              1997
                                                -----------------    -----------------   ----------------
Production
    Oil (Bbl)                                             79,661              98,157            200,898
    Natural Gas (Mcf)                                    467,350             200,225            271,263
                                                -----------------     ---------------    ---------------
   Total (BOE)                                           157,553             131,528            246,109

Revenue
    Oil Production                                    $1,565,200          $1,358,767         $3,637,911
    Natural Gas Production                               968,104             445,380            631,121
                                                -----------------     ---------------    ---------------
    Total                                             $2,533,304          $1,804,147         $4,269,032

Operating Expenses                                    $1,399,710          $1,647,329         $2,139,128

Production Data
    Average Sales Price
        Per Barrel of oil                                 $19.65              $13.84             $18.11
        Per Mcf of natural gas                              2.07                2.22               2.33
        Per BOE                                            16.08               13.71              17.35

    Average expenses per BOE
        Lease Operating                                    $8.88              $12.52              $8.69
        DD&A                                                4.47               17.66               6.60
        G&A                                                12.59               15.69               6.01

         Productive Wells at December 31, 1999:

                                               Gross                Net             Gross          Net
                                             Oil Wells           Oil Wells        Gas Wells      Gas Wells
                                             ---------           ---------        ---------      ---------
Texas                                           136                130.11            58             50.50
Colorado                                         17                 10.43            19             13.64
                                               -----              -------           ----            -----
                           Total                153                140.54            77             64.14
                                                ===                ======            ==             =====

Developed Acreage at December 31, 1999

                                                           Gross                             Net
                                                           -----                             ---

         Texas                                             17,000                           15,650
         Colorado                                           4,000                            2,700
                                                          -------                          -------

                  Total                                    21,000                           18,350
                                                          ======                            ======

Undeveloped Acreage. At December 31, 1999, the Company owned 29,000 acres of undeveloped acreage. This included 2,000 acres along the Gulf Coast of Texas, 6,000 acres in Kimble and Sutton Counties, Texas and 21,000 acres in four counties in Colorado.

Drilling Results. The Company did not drill any wells in 1999, however six wells were drilled in 1998. A horizontal well was drilled by sidetracking an existing wellbore in the Madisonville Field, Texas. This well is producing commercial oil and gas at a daily rate of 175 barrels of oil and 750 Mcf of gas. A gas well was drilled to 9,600 feet in Hardin County, Texas. This well is currently being tested for commercial completion. The Company also drilled five 1,500' depth wells in its Vaughn waterflood field in 1998. One (1) of the wells was converted to a water injection well, three were producing oil wells, and one was plugged for mechanical reasons.

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

Uncertainty of Estimates of Oil and Gas Reserves

         This Annual Report on Form 10-K for the year ended December 31, 1999 contains estimates of the Company's proved oil and gas reserves and the estimated future net revenues there from that rely upon various assumptions, including assumptions as to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. As a result, such estimates are inherently imprecise. Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves may vary substantially from those estimated in the reports obtained by the Company from reserve engineers. Any significant variance in these assumptions could materially affect the estimated quantities and present value of reserves set forth in this report. In addition, the Company's proved reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing oil and gas prices and other factors, many of which are beyond the Company's control. Actual production, revenues, taxes, development expenditures and operating expenses with respect to the Company's reserves will likely vary from the estimates used, and such variances may be material.

         Approximately 48% of the Company's total estimated proved reserves at December 31, 1999 were undeveloped, which are by their nature less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations. The reserve data set forth in the reserve engineer reports assumes that substantial capital expenditures by the Company will be required to develop such reserves. Although cost and reserve estimates attributable to the Company's oil and gas reserves have been prepared in accordance with industry standards, no assurance can be given that the estimated costs are accurate, that development will occur as scheduled or that the results will be as estimated.

         The present value referred to in this report should not be construed as the current market value of the estimated oil and gas reserves attributable to the Company's properties. In accordance with applicable requirements of the Securities and Exchange Commission (the "SEC"), the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. The estimates at December 31, 1999 of the Company's proved reserves and the future net revenues from which present value is derived were made using actual prices on a property-by-property basis at December 31, 1999. The average prices of all properties were $22.80 per barrel of oil and $2.19 per Mcf of natural gas at that date. Actual future net cash flows will also be affected by increases or decreases in consumption by oil and gas purchasers and changes in governmental regulations or taxation. The timing of actual future net cash flows from proved reserves, and thus their actual present value, will be affected by the timing of both the production and the incurring of expenses in connection with the development and production of oil and gas properties. In addition, the 10% discount factor, which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company or the oil and gas industry in general.

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

Governmental Regulation

         Domestic exploration for and production and sale of oil and gas are extensively regulated at both the federal and state levels. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations affecting the oil and gas industry. These are often difficult and costly to comply with and carry substantial penalties for noncompliance. State statutes and regulations require permits for drilling operations, drilling bonds, and reports concerning operations. Most states in which the Company will operate also have statutes and regulations governing conservation matters, including the unitization or pooling of properties and the establishment of maximum rates of production from wells. Many state statutes and regulations may limit the rate at which oil and gas could otherwise be produced from acquired properties. Some states have also enacted statutes prescribing ceiling prices for natural gas sold within their states. The Company's operations are also subject to numerous laws and regulations governing plugging and abandonment, the discharge of materials into the environment or otherwise relating to environmental protection. The heavy regulatory burden on the oil and gas industry increases its costs of doing business and consequently affects its profitability. Although the Company believes it is in compliance with such laws, rules and regulations, there can be no assurance that a change in such laws, rules or regulations, or the interpretation thereof, will not have a material adverse effect on the Company's financial condition or results of operations.

Dependence on Key Personnel

     The business of the Company will depend on the continued services of its chief executive officer, Marshall A. Smith III and its president, Thomas R. Kaetzer. Effective September 9, 1997 and December 14, 1998 respectively, the Company entered into employment agreements with Mr. Smith and Mr. Kaetzer for a period of three years. The loss of the services of Mr. Smith or Mr. Kaetzer would be particularly detrimental to the Company because of their background and experience in the oil and gas industry.
                                       14

Delisting by The Nasdaq SmallCap Market and Boston Stock Exchange

         Effective April 7, 1999 and December 20, 1999, respectively, the Company's common stock was delisted by The Nasdaq SmallCap Market and the Boston Stock Exchange due to the Company's failure to maintain compliance with the net tangible assets standard and the minimum bid price requirement necessary for continued listing. The Company's common stock continues to be traded in the over-the-counter market.

No Dividends on Common Stock

         The Company's Board of Directors (the "Board") presently intends to retain all of the Company's earnings for the expansion of its business and therefore does not anticipate the distribution of cash dividends on its common stock in the foreseeable future.

Preemptive Rights, Cumulative Voting and Control

         Holders of the Company's common stock have no preemptive rights in connection with such shares. The shareholders may be further diluted in their percentage ownership of the Company if the Company issues additional shares. Cumulative voting in the election of directors is prohibited. Accordingly, the holders of a majority of the shares of common stock present, in person or by proxy, will be able to elect all the members of the Board.

ITEM 3.  Legal Proceedings.

         General. From time to time, the Company is involved in litigation relating to claims arising out of its operations or from disputes with vendors in the normal course of business. As of March 31, 2000, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of shareholders was held on November 19, 1999, at which two matters were submitted to a vote: (1) The election of directors and
(2) a proposal to amend the Company's Articles of Incorporation to increase the number of shares of common stock that the Company will have authority to issue from 20,000,000 to 40,000,000 shares.

     (1) The six nominees for director were re-elected by a majority of votes (See Item 10 of this report).

     (2) The proposal to amend the Company's Articles of Incorporation to increase the number of shares of common stock that the Company will have authority to issue from 20,000,000 to 40,000,000 shares was approved with 12,808,374 votes cast for the proposal, 2,560 votes cast against the proposal and 3,970 abstentions.

                                     PART II

ITEM 5.  Market for Registrant's Common Stock and Related Stockholder Matters.

       The Company's common stock is traded over-the-counter under the symbol "GULF". The high and low trading prices for the common stock for each quarter in 1997, 1998, 1999 and the first quarter of 2000 are set forth below. The trading prices represent prices between dealers, without retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.

                                                                      High              Low
                                                                      ----              ---
                  1997
                  ----
                  First Quarter                                       3.75             2.25
                  Second Quarter                                      2.875            1.875
                  Third Quarter                                       3.125            2.00
                  Fourth Quarter                                      3.25             2.50

                  1998
                  ----
                  First Quarter                                       2.63             1.875
                  Second Quarter                                      2.25             1.50
                  Third Quarter                                       2.00              .875
                  Fourth Quarter                                      1.0625            .50

                  1999
                  ----
                  First Quarter                                       2.63             1.875
                  Second Quarter                                      1.00              .375
                  Third Quarter                                        .75              .375
                  Fourth Quarter                                       .9375            .625

                  2000
                  ----
                  First Quarter                                       1.75              .875


Common Stock

     The Company is authorized to issue 40,000,000 shares of Class A Common Stock, par value $.001 per share (the "common stock"). As of March 31, 2000, there were 15,730,997 shares of Class A Common Stock issued and outstanding and held by approximately 580 beneficial owners. Fidelity Transfer Company, 1800 South West Temple, Suite 301, Box 53, Salt Lake City, Utah 84115, (801)484-7222 is the transfer agent for the common stock.

     The Company's common stock is traded over-the-counter (OTC) under the symbol "GULF". Effective April 7, 1999 and December 20, 1999, respectively, the Company's common stock was de-listed by The Nasdaq SmallCap Market and the Boston Stock Exchange, due to the Company's failure to meet the net tangible assets and minimum bid requirements necessary for continued listing. 16

     Holders of common stock are entitled, among other things, to one vote per share on each matter submitted to a vote of shareholders and, in the event of liquidation, to share ratably in the distribution of assets remaining after payment of liabilities (including preferential distribution and dividend rights of holders of preferred stock). Holders of common stock have no cumulative rights, and, accordingly, the holders of a majority of the outstanding shares of the common stock have the ability to elect all of the directors.

     Holders of common stock have no preemptive or other rights to subscribe for shares. Holders of common stock are entitled to such dividends as may be declared by the Board out of funds legally available therefore. The Company has never paid cash dividends on the common stock and does not anticipate paying any cash dividends in the foreseeable future.

Preferred Stock

     The Board of Directors is authorized, without further shareholder action, to issue preferred stock in one or more series and to designate the dividend rate, voting rights and other rights, preferences and restrictions of each such series. As of March 31, 2000, the Company had 8,765 shares of preferred stock issued and outstanding in two classes or series (the "Classes or Series"): 765 shares in Class AAA, and 8,000 shares in Series D. The rights and preferences of each Class or Series of preferred stock are as follows:

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

     The Series D is not entitled to receive dividends. After three (3) year from the date of issuance, the preferred stock may be converted to common stock at a rate based upon the value of the preferred stock ($4,000,000) divided by $8.00 per share of common stock.

     At March 31, 2000, the Company had outstanding warrants and options for the purchase of 2,236,754 shares of common stock at prices ranging from $.75 to $6.00 per share, including Employee Stock Options to purchase 867,000 shares at prices ranging from $.75 to $3.00 per share.

ITEM 6.  Selected Financial Data.

     The following table sets forth selected historical financial data of GulfWest Oil Company as of December 31, 1999, 1998, 1997, 1996 and 1995, and for each of the periods then ended. See "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The income statement data for the years ended December 31, 1999, 1998 and 1997 and the balance sheet data at December 31, 1999 and 1998 are derived from the Company's audited financial statements contained elsewhere herein. The balance sheet data at December 31, 1997, 1996 and 1995 and income statement data for the years ended December 31, 1996 and 1995 are derived from the Company's Annual Report on Form 10-K for those periods. The data should be read in conjunction with the consolidated financial statements and the notes thereto of the Company included elsewhere herein.

                                                                       Year Ended December 31,
                                    --------------------------------------------------------------------------------------------

                                          1999               1998               1997               1996              1995
                                    -----------------  -----------------  -----------------  ----------------- -----------------

Income Statement Data
---------------------
Operating Revenues                  $     2,812,639    $     2,403,553    $   4,960,966      $   1,966,012      $    669,367

Net income (loss) from
operations                               (1,464,094)        (6,329,884)        (598,320)          (485,588)       (1,041,991)

Net income (loss)                        (2,269,506         (8,387,060)      (1,676,681)        (1,519,764)       (1,186,843)

Dividends on preferred stock               (450,684)          (427,173)        (380,928)        (1,363,677)             -

Net income (loss) available to
Common Shareholders                      (2,720,190)        (8,814,233)      (2,057,609)        (2,883,441)       (1,186,843)

Net income (loss), per
share of common stock               $          (.34)   $         (3.68)   $       (1.19)     $       (2.28)     $      (1.17)

Weighted average number
of shares of common stock
outstanding (1)`                          7,953,147          2,394,866        1,725,926          1,266,974         1,010,765

Balance Sheet Data
------------------
Current assets                      $     1,357,465    $       820,984    $   1,536,396      $     699,259      $    201,759

Total assets                             20,009,793          8,058,827       17,089,855         15,046,765         3,095,625

Current liabilities                       4,650,691          6,559,393        2,879,256          2,877,290           543,565

Long-term obligations                    11,304,318          3,401,371       12,185,055          8,877,941         1,678,039

Stockholders' Equity
(Deficit)                                 4,054,784         (1,901,937)       2,025,544          3,291,534           874,021

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

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Revenues

     Oil and Gas Sales. During the period ended December 31, 1999, operating revenues from the sale of crude oil and natural gas increased by 40% from $1,804,000 in 1998 to $2,533,000 in 1999. This was due to increased oil and gas production, and higher oil and gas prices.

     Well Servicing Revenues. Revenues from well servicing operations decreased by 73% from $432,000 in 1998 to $117,000 in 1999. This decrease was due to lower rig utilization under contract to third parties as a result of significantly lower industry activity.

     Operating Overhead Revenues. Revenues from the operating of properties decreased 2% from $167,000 in 1998 to $163,000 in 1999. This decrease was due to a slightly smaller operation of wells for other working interest owners.

     Costs and Expenses

     Lease Operating Expenses. Lease operating expenses decreased 15% from $1,647,000 in 1998 to $1,400,000 in 1999. This decrease in operating expenses was due the sale of GulfWest Permian assets, effective October 1, 1998, and the overall reduction in operating expenses.

     Cost of Well Servicing Operations. Well servicing expenses decreased 55% from $421,000 in 1998 to $190,000 in 1999. This decrease in expenses was due to the reduced utilization of the Company's equipment under contract to third parties.

     Impairment of Assets. Impairment of assets decreased to $-0- in 1999 from $2,279,000 in 1998. The decrease was due to the Company not being required to write down the carrying values of oil and gas properties (whose future estimated undiscounted net cash inflows are less than such carrying value) to fair value. An impairment of assets write-down is a charge to earnings, which does not impact cash flow from operating activities. However, such write-downs do impact the amount of the Company's stockholders' equity. The risk that the Company will be required to write down the carrying value of its oil and gas reserves increases when oil and gas prices are depressed or volatile as the Company experienced at December 31, 1998. No assurance can be given that the Company will not experience additional write-downs in the future should commodity prices decline.

     General and Administrative (G&A) Expenses. G&A expenses decreased 4% from $2,064,000 for the year ended December 31, 1998 to $1,983,000 for the year ended December 31, 1999, as a result of a consolidation of offices to Houston, Texas. This reduction was achieved despite the cost of relocating the office and its staff from Dallas, Texas and Baton Rouge, Louisiana.

     Depreciation, Depletion and Amortization (DD&A). DD&A decreased 70% from $2,322,000 in 1998 to $704,000 in 1999. The decrease was due to the significant write-down of the oil and gas property book values in 1998 and the increased reserves booked in 1999.

     Interest Expense and Dividends on Preferred Stock. Interest expense decreased 32% from $1,303,000 in 1998 to $890,000 in 1999. This decrease was due to the sale of GulfWest Permian in 1998 and the resulting significant debt reduction. Preferred dividends increased $19,000 due to the increase in the amount of preferred stock issued; however, by year-end 1999, the majority of the preferred stock had been converted to common stock.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Revenues

     Oil and Gas Sales. During the period ended December 31, 1998, operating revenues from the sale of crude oil and natural gas decreased by 58% from $4,269,000 in 1997 to $1,804,000 in 1998. This decrease was primarily attributable to a decline in commodity prices and, to a lesser extent, the sale of GulfWest Permian and its oil assets, effective October 1, 1998.

     Well Servicing Revenues. Earnings from well servicing operations decreased by 10% from $482,000 in 1997 to $432,000 in 1998. This decrease was due to lower rig utilization under contract to third parties as a result of the decline in commodity prices.

     Operating Overhead Revenues. Revenues from the operating of properties increased 22% from $137,000 in 1997 to $167,000 in 1998. This increase was due to the acquisition of Setex LLC,which generates overhead fees through the management of a limited oil and gas partnership.

     Costs and Expenses

     Lease Operating Expenses. Lease operating expenses decreased 23% from $2,139,000 in 1997 to $1,647,000 in 1998. This decrease in operating expenses was due primarily to management's decision to shut-in a number of oil wells because of the lower oil prices in 1998 and the sale of GulfWest Permian.

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

Financial Condition and Capital Resources

     At December 31, 1999, the Company's current liabilities exceeded its current assets by $3,293,226 and the Company was either past due or in default of certain of its debt agreements. Further, the Company has experienced significant recurring net losses.

     Management has defined a tactical and strategic business plan to (1) use its existing assets to achieve positive cash flow, and (2) identify and evaluate additional development and acquisition opportunities to further grow the Company. Following are steps management has taken and is proceeding with in an attempt to move the Company to profitability:

     In a subsequent event, on April 5, 2000, the Company entered into an agreement with Aquila to provide $19,302,000 in financing, of which $12,900,000 was funded at closing. The proceeds were used to retire existing debt, including accrued interest, of $10,234,977; acquire oil and gas properties in Zavala County, Texas for $2,300,000, including $3,266 in cash paid by the Company and 200,000 shares of the Company's common stock; and, to acquire additional interests in the Madisonville Field, Texas, including the release of a 15% net profits interest by the Partnership, for $368,289. The lender agreed to provide an additional $6,000,000 in development capital to be used for development projects on the Company's existing properties, as identified by the Company and approved by the lender. The remaining $402,000 will be used for costs associated with closing the loan. The loan is secured by substantially all of the Company's interests in oil and gas properties, bears interest at prime plus 3.5% and matures May 29, 2004. Monthly payments as to principal and interest are from an 85% net revenue interest in the secured properties. The lender retains a 7% overriding royalty interest with payments commencing after the loan is paid in full.

     The Company is now proceeding with its development plan to be funded by the new financing. This plan should significantly increase production and allow the Company to meet its debt obligations and attain additional growth. Although management believes the above actions will ultimately provide the Company with the means to become profitable, there is no guarantee these actions can be effectively implemented. Adverse changes in prices of oil and gas and/or the inability of the Company to continue to raise the money necessary to develop existing reserves or acquire new reserves would have a severe impact on the Company.

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


                                                            Average Prices
                                               ----------------------------------------
                                               Crude Oil                         Per
                                                 and            Natural       Equivalent
                                               Liquids            Gas           Barrel
                                               ---------       -----------      ------
                                               (per Bbl)        (Per Mcf)
         1997
         ----
         First                                 $20.69            $2.61          $19.90
         Second                                 17.73             2.17           16.99
         Third                                  17.24             2.09           16.53
         Fourth                                 17.38             2.60           17.14

         1998
         ----
         First                                 $13.51            $1.75          $13.00
         Second                                 11.13             2.05           11.33
         Third                                  13.05             1.78           12.62
         Fourth                                  9.92             2.25           12.36

         1999
         ----
         First                                $  9.72            $1.63          $ 9.84
         Second                                 14.28             2.17           13.71
         Third                                  19.77             2.77           18.52
         Fourth                                 20.27             2.71           18.64

Year 2000 Issue

     The Company experienced no difficulties related to the Year 2000 issue.

Recent Accounting Pronouncements

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

        None

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant.

     The directors and executive officers of the Company are as follows:

                                                                      Year First
                                                                       Elected
                                                                       Director
 Name                          Age    Position                        or Officer
Anthony P. Towell(1)(2)(3)     68     Chairman of the Board             1997

Marshall A. Smith III (3)      52     Chief Executive Officer           1989
                                      and Director

Thomas R. Kaetzer (3)          41     President,                        1998
                                      Chief Operating Officer
                                      and Director

Jim C. Bigham                  64     Executive Vice President,         1991
                                      Secretary and Director

Richard L. Creel               51     Vice President of Finance         1998
                                      and Controller

John E. Loehr (1)(2)(3)        54     Director                          1992

J. Virgil Waggoner (1)(2)(3)   72     Director                          1997

Steven M. Morris               48     Director                          2000

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

     Marshall A. Smith III has served as an officer and a director of the Company since July 1989. From July 1989 to November 20, 1992, he served as president and chairman of the Board. On November 20, 1992, he resigned as president but continued as chief executive officer and chairman of the board. On September 1, 1993, Mr. Smith reassumed the duties of president and resigned as chairman of the board. On December 21, 1998, he resigned as president but remained chief executive officer.

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

     Steven M. Morris was appointed director of the Company on January 6, 2000. He was the president of Pozo Resources, Inc., an oil and gas production company, until its asset were sold to the Company on December 31, 1999. Mr. Morris is a certified public accountant and president of Pentad Enterprises, Inc., a private investment firm in Houston, Texas. Mr. Morris is also currently a director of the following companies: Bank of Tanglewood, Houston, Texas, and Quicksilver Resources, Inc., a publicly traded oil and gas exploration and production company with offices in Ft. Worth, Texas.

Meetings and Committees of the Board

     The business of the Company is managed under the direction of the Board. The Board meets on a regularly scheduled basis to review significant developments affecting the Company and to act on matters requiring Board approval. It also holds special meetings when an important matter requires Board action between scheduled meetings. The Board met five times during the calendar year ended December 31, 1999.

     The Board has three standing committees: the Audit Committee, the Compensation Committee and the Executive Committee. The functions of these committees, their current members, and the number of meetings held during 1999 are described below.

     The Audit Committee was established to review the professional services and independence of the Company's independent auditors, and the Company's accounts, procedures and internal controls. The Audit Committee is comprised of Mr. John
E. Loehr (Chairman), Mr. Anthony P. Towell and Mr. J. Virgil Waggoner. The Audit Committee met twice in 1999.

     The function of the Compensation Committee is to fix the annual salaries and other compensation for the officers and key employees of the Company. The Compensation Committee is comprised of Mr. Anthony P. Towell (Chairman), Mr. J. Virgil Waggoner Mr. John E. Loehr. The Compensation Committee met twice in 1999.

     The Executive Committee was established to make recommendations to the Board in the areas of financial planning, strategies and business alternatives. The Executive Committee is comprised of Mr. Anthony P. Towell (Chairman), Mr. J. Virgil Waggoner, Mr. Marshall A. Smith III, Mr. John E. Loehr and Mr. Thomas R. Kaetzer. The Executive Committee met twice in 1999.

     The Company does not have a nominating committee. The functions customarily performed by a nominating committee are performed by the Board as a whole.

Compensation of Directors

     At the Annual Meeting of Shareholders on May 28, 1998, the shareholders approved an amended and restated Employee Stock Option Plan, which included a provision for the payment of reasonable fees to directors. Each director was issued 10,000 shares of stock as payment of director fees in 1999.

ITEM 11. Executive Compensation

Summary Compensation Table

     The following table sets forth information regarding compensation paid to the Company's executive officers whose total annual compensation is $100,000 or more during each of the last three years.

                                                                                        Long Term
                                                                                       Compensation
                                                        Annual Compensation (1)         Awards (2)
                                                   ------------------------------   ---------------
                                                                           Other                           All
                                                                          Annual   Restricted             Other
                                      Year                               Compen-   Stock                  Compen-
Name and Principal Position            End       Salary($)   Bonus($)    sation($) Awards($)  Options(#)  sation($)
---------------------------            ---      ----------   --------    --------  ---------  ----------  --------

Marshall A. Smith III                  1999       125,000       -           -                    -           -
  Chief Executive Officer              1998       125,000       -           -                  20,000        -
                                       1997       125,000       -           -                    -           -

Thomas R. Kaetzer(3)                   1999       125,000       -           -       75,000    100,000        -
   President and Chief                 1998       100,000       -           -                    -           -
   Operating Officer

     (1) Includes deferred compensation of $25,000 in 1997, $50,000 in 1998 and $11,458 in 1999 payable to Mr. Smith.

     (2) 100,000 shares of common stock issued as part of Employment Agreement.

     (3) Mr. Kaetzer joined the Company as Chief Operating Officer in September, 1998 and was elected president in December, 1998. His base annual salary was increased to $125,000 on August 1, 1999.

Option Grants During 1998

     Mr. Smith, along with other directors, received stock options to purchase 20,000 shares of common stock, as director compensation fees.

Option Exercises During 1998 and
Year End Option Values (1)

                                  Number of  Securities           Value of Unexercised
                              Underlying Unexercised Options      In-the-Money Options
                                     at FY-End (#)                   at FY-End ($)
                                     Exercisable/                    Exercisable/
Name                                 Unexercisable                   Unexercisable
----                                 -------------                   -------------
Marshall A. Smith III                   20,000                           -0-
                                          -0-                            -0-

     (1) Since no options were exercised by Mr. Smith, no shares were acquired or value realized upon the exercise of options. Report of the Compensation Committee of the Board on Executive Compensation

     The Board approved an annual salary for the CEO of $100,000 on July 1, 1991 and it remained at that level until April 1, 1997, when the Compensation Committee recommended and the Board approved increasing the annual salary of the CEO to $125,000 where it has remained.

     On April 16, 1993, the Board established the Compensation Committee and authorized it to develop and administer an executive compensation system, which will enable the Company to attract and retain qualified executives. Compensation for the CEO and other executive officers is determined by the Compensation Committee which functions under the philosophy that compensation of executive officers, specifically including that of the CEO, should be directly and materially linked to the Company's performance.

     On September 9, 1997, the Compensation Committee recommended and the Board approved entering into Employment Agreements with Mr. Marshall A. Smith III, chief executive officer, Mr. Jim C. Bigham, executive vice president and secretary, and Mr. Richard L. Creel, vice president of finance and controller, for a period of three years. On December 21, 1998, the Compensation Committee recommended and the Board approved entering into an Employment Agreement with Mr. Thomas R. Kaetzer, president and chief operating officer, with a base annual salary of $100,000 and the issuance of 100,000 shares of restricted common stock. (See: "Employment and Change of Control Agreements".)

     This report is submitted by the members of the Compensation Committee:

     Compensation Committee:
     -----------------------
Anthony P. Towell, Chairman     J. Virgil Waggoner      John E. Loehr

     Stock Performance Chart

     The following chart compares the yearly percentage change in the cumulative total shareholder return on the Company's common stock during the five years ended December 31, 1999 with the cumulative total return on The Nasdaq Stock Market Index and The Nasdaq Non-Financial Stock Index. The comparison assumes $100 was invested on December 31, 1994 in the Company's common stock and in each of the foregoing indices and assumes reinvestment of dividends. The Company paid no dividends during such five-year period.

                 COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
         AMONG COMPANY, NASDAQ INDEX & NASDAQ NON-FINANCIAL STOCK INDEX
                               [Graphic Omitted]
Nasdaq Index    100.00          141.33          173.89          213.07          300.18          545.66

Non-Financial   100.00          139.25          169.15          198.08          290.26          562.28

GulfWest        100.00           75.00          100.00           83.30           16.70           29.20

Employment Agreements

     Effective September 9, 1997, the Company entered into Employment Agreements with Mr. Marshall A. Smith III, CEO, Mr. Jim C. Bigham, executive vice president and secretary, and Mr. Richard L. Creel, vice president of finance and controller, for a period of three years. Effective December 21, 1998, the Company entered into an Employment Agreement with Mr. Thomas R. Kaetzer, president and chief operating officer.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of March 31, 2000 regarding the beneficial ownership of common stock by each person known by the Company to own beneficially 5% or more of the outstanding common stock, each director of the Company, certain named executive officers, and the directors and executive officers of the Company as a group. The persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them, unless otherwise noted.

     Name and Address of           Amount and Nature of            Percent
       Beneficial Owner            Beneficial Ownership
       ----------------            --------------------         --------------

     Anthony P. Towell                  543,542    1,2               3.4%

     Marshall A. Smith III              730,190    2,3               4.4%

     Thomas R. Kaetzer                  352,600    2,4               2.2%

     Jim C. Bigham                      196,985    2,5               1.2%

     Richard L. Creel                    85,000    2,6                .5%

     John E. Loehr                      419,491    2,7               2.6%

     J. Virgil Waggoner               9,553,929    2,8              60.6%

     All current directors
     and officers as a group         11,881,737    9                69.2%
     (7 persons)

     1. Includes 20,000 shares subject to presently exercisable options.

     2. Shareholder's address is 397 N. Sam Houston Parkway East, Suite 375, Houston, Texas 77060.

     3. Includes 676,754 shares subject to presently exercisable warrants and options and 49,770 shares owned directly, 333 shares owned by Joyce Smith, the wife of Mr. Smith, and 3,333 shares owned by Marshall
        A. Smith IV and Mark Shelton, sons of Mr. Smith. Mr. Smith III disclaims beneficial ownership of the shares owned by Senior Drilling Company, which is controlled by Mitchell D. Smith, the brother of Mr. Smith.

     4. Includes 225,000 shares subject to presently exercisable options.

     5. Includes 145,000 shares subject to presently exercisable warrants and options, and 50,985 shares held directly, and 1,000 shares held by Jeff
        G. Gray, son of Mr. Bigham.

     6. Includes 70,000 subject to presently exercisable options.

     7. Includes 290,000 shares subject to presently exercisable warrants and options and 62,653 shares held directly; 64,838 shares held by ST Advisory Corporation; and 2,000 shares held by his daughter's trust, the Joanna Drake Loehr Trust. Mr. Loehr is president and sole shareholder of ST Advisory Corporation.

     8. Includes 20,000 shares subject to presently exercisable options.

     9. Includes 1,446,754 shares subject to presently exercisable warrants and options.

ITEM 13. Certain Relationships and Related Transactions

     On May 28, 1999, Mr. J. Virgil Waggoner, a director and significant shareholder, converted $635,000 in outstanding principal and interest of loans made to the Company in 1999 to Series BB Preferred Stock. On July 15, 1999, Mr. Waggoner purchased 4,000,0000 shares of the Company's common stock in a private offering at $.75 per share, for a total purchase price of $3,000,000. The closing price of the common stock on July 15, 1999 was $.6875 per share. On August 16, 1999, Mr. Waggoner converted all of his Series BB Preferred Stock to 4,250,000 shares of common stock.

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

     Based solely on its review of the copies of such forms received by it with respect to 1999, or written representations from certain reporting persons, the Company believes that its officers, directors and persons who own more than 10% of a registered class of the Company's equity securities have complied with all applicable filing requirements.

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

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) The following documents are filed as part of this Report:

         (1) Financial Statements:

             Consolidated Balance Sheets at December 31, 1999, and 1998.

             Consolidated Statements of Operations for the years ended December 31, 1999, 1998, and 1997.

             Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997.

             Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997.

             Notes to Consolidated Financial Statements, December 31, 1999, 1998 and 1997.

         (2) Financial Statement Schedule:

             Schedule II - Valuation and Qualifying Accounts

         (3) Exhibits:

                    Number         Description

                    ^2.1 Purchase and Sale Agreement between Pharaoh, as Seller, and WestCo Oil Company, or its assigns, as Purchaser, dated March 1, 1997.

                    ^2.2 Assignment of Purchase and Sale Agreement by and between WestCo Oil Company and GulfWest Permian Company, dated March 20, 1998.

                    ^2.3 Form of Assignment and Bill of Sale by and between Pharaoh as Assignor and GulfWest Permian Company as Assignee, executed March 20, 1998.

                     ^2.4 Term Renewal Note in the amount of $10,237,215.00 payable to the order of Chase Bank of Texas, N.A. and executed by GulfWest Permian Company and GulfWest Texas Company, dated March 20, 1998.

                     ^2.5 Term note in the amount of $612,675.00 payable to the order of Pharaoh Oil and Gas, Inc. and executed by GulfWest Permian Company, dated March 20, 1998.

                     ^2.6 Security Agreement-Pledge of GulfWest Permian stock to Chase Bank of Texas, N.A. by GulfWest Oil Company, dated March 20,1998.

                     ^2.7 Limited Guaranty Agreement by and between GulfWest Oil Company and Chase Bank of Texas, N.A., executed March 20, 1998.

                     #2.8 Purchase and Sale Agreement between Pozo Resources, Inc. and GulfWest Oil Company, effective December 31, 1999.

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

                     >4.8 Statement of Resolution Establishing and Designating the Company's Class BB Preferred Stock, filed with the Secretary of State of Texas as an amendment to the Company's Articles of Incorporation on January 27, 1999.

                    %10.1 GulfWest Oil Company 1994 Stock Option and Compensation Plan, amended and restated as of April 15, 1998 and approved by the shareholders on May 28, 1998.

                    $10.2 Employment Agreement between the Company and Marshall A Smith III,dated September 9, 1997.

                    $10.3 Employment Agreement between the Company and Jim C. Bigham, dated September 9, 1997.

                    $10.4 Employment Agreement between the Company and Richard L. Creel, dated September 9, 1997.

                    <21.1          Form of Letter of Agreement with Class AAA
                                   Preferred Stockholder, dated July 7, 1999.

                     22.1          Subsidiaries of the Registrant filed
                                   herewith.

                     25 Power of Attorney (included on signature page of this Annual Report).

                     27.1          Financial Data Schedule filed herewith.

# Previously filed with the Company's Form 8-K, Current Report dated December 31, 1999, filed with the Commission on January 10,2000.

@ Previously filed with the Company's Form 8-K, Current Report dated October 10, 1996, filed with the Commission on October 25, 1996.

^ Previously filed with the Company's Form 8-K, Current Report dated March 20, 1998, filed with the Commission on April 3, 1998.

* Previously filed with the Company's Registration Statement (on Form S-1, Reg. No. 33-53526),filed with the Commission on October 21, 1992.

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

% Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994, filed with the Commission on April 14, 1995.

+ Previously filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996, filed with the Commission on August 14, 1996.

<        Previously filed with the Company's  Current Report on Form 8-K dated
         July 15, 1999 and filed with the Commission on July 23, 1999.

> Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Commission on August 27, 1999.

S I G N A T U R E S

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   GULFWEST OIL COMPANY

Date:                                              By:\s\ Thomas R. Kaetzer

                          Thomas R. Kaetzer, President

                                                  POWER OF ATTORNEY

         Know all men by these presents, that each person whose signature appears below constitutes and appoints Thomas R. Kaetzer as his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place, and stead, in any and all capacities to sign any and all amendments or supplements to this Annual Report on Form 10-K, and to file the same, and with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant, and in the capacities and on the dates indicated.

Signature                          Title                              Date

\s\ Anthony P. Towell              Chairman of the Board of       April 12, 2000
--------------------------
Anthony P. Towell                  Directors

\s\ Marshall A. Smith III          Chief Executive Officer and    April 12, 2000
--------------------------
Marshall A. Smith III              Director

\s\ Thomas R. Kaetzer              President, Chief Operating     April 12, 2000
--------------------------         Officer and Director
Thomas R. Kaetzer

\s\ Jim C. Bigham                  Executive Vice President,      April 12, 2000
--------------------------         Secretary and Director
Jim C. Bigham

\s\ Richard L. Creel               Vice President of Finance,     April 12, 2000
--------------------------         Controller
Richard L. Creel

\s\ J. Virgil Waggoner             Director                       April 12, 2000
--------------------------
J. Virgil Waggoner

\s\ John E. Loehr                  Director                       April 12, 2000
--------------------------
John E. Loehr

\s\ Steven M.Morris                Director                       April 12, 2000
--------------------------
Steven M. Morris

                              GULFWEST OIL COMPANY

                                FINANCIAL REPORT

                                DECEMBER 31, 1999

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

    Consolidated statements of operations                                  F-4

    Consolidated statements of stockholders' equity (deficit)              F-5

    Consolidated statements of cash flows                                  F-9

    Notes to consolidated financial statements                             F-10


INDEPENDENT AUDITOR'S REPORT ON
    THE FINANCIAL STATEMENT SCHEDULE                                       F-30


FINANCIAL STATEMENT SCHEDULE

    Schedule II - Valuation and Qualifying Accounts                        F-31

    All other Financial Statement Schedules have been omitted because they are either inapplicable or the information required is included in the financial statements or the notes thereto.

                          INDEPENDENT AUDITOR'S REPORT

Stockholders and Board of Directors

GULFWEST OIL COMPANY



We have audited the accompanying consolidated balance sheets of GulfWest Oil Company (a Texas Corporation) and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GulfWest Oil Company and Subsidiaries as of December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

\s\WEAVER AND TIDWELL, L.L.P

WEAVER AND TIDWELL, L.L.P.

Dallas, Texas
April 5, 2000


                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                     ASSETS

                                                                                 1999                     1998
                                                                                 ----                     ----
CURRENT ASSETS
    Cash and cash equivalents                                             $        287,300         $        204,307
    Accounts receivable - trade, net of allowance
      for doubtful accounts of $ -0-
       in 1999 and 1998                                                            990,402                  527,791
    Prepaid expenses                                                                79,763                   74,961
    Inventory                                                                                                13,925
                                                                                    ------                   ------
          Total current assets                                                   1,357,465                  820,984
                                                                                 ---------                  -------
OIL AND GAS PROPERTIES,
    using the successful efforts
    method of accounting                                                        20,083,696                8,033,833

OTHER PROPERTY AND EQUIPMENT                                                     1,358,400                1,406,987
    Less accumulated depreciation,
       depletion, and amortization                                              (2,940,191)              (2,411,755)
                                                                                ----------               ----------

          Net oil and gas properties and
            other property and equipment                                        18,501,905                7,029,065
                                                                                ----------                ---------

DEPOSITS                                                                            27,638                   17,300
INVESTMENTS                                                                        122,785                  191,478
                                                                                   -------                  -------

TOTAL ASSETS                                                             $      20,009,793        $       8,058,827





The Notes to Consolidated Financial Statements are an integral part of these statements.






                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                 1999                     1998
                                                                                 ----                     ----
CURRENT LIABILITIES
    Notes payable                                                         $    250,000                $   487,000
    Notes payable - related parties                                            750,000                    950,000
    Current portion of long-term debt                                        2,114,251                  2,972,731
    Current portion of long-term debt - related parties                        234,355                    300,914
    Accounts payable - trade                                                   839,129                  1,406,131
    Accrued expenses                                                           462,956                    442,617
                                                                               -------                    -------

         Total current liabilities                                           4,650,691                  6,559,393
                                                                             ---------                  ---------
LONG-TERM DEBT, net of current portion                                      11,040,744                  3,120,245
                                                                            ----------                  ---------
LONG-TERM DEBT - RELATED PARTIES                                               263,574                    281,126
                                                                               -------                    -------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock                                                                 88                        130
    Common stock                                                                15,697                      3,113
    Additional paid-in capital                                              21,321,909                 12,763,936
    Retained deficit                                                       (17,130,436)               (14,516,642)
    Long-term accounts and notes receivable -
     related parties, net of allowance for doubtful
     accounts of $700,230 in 1999
     and 1998                                                                 (152,474)                  (152,474)
                                                                               --------                   --------
          Total stockholders' equity (deficit)                               4,054,784                 (1,901,937)
                                                                             ---------                 ----------

 TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY (DEFICIT)                                        $ 20,009,793           $      8,058,827
                                                                          ============           ================


                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                             1999                    1998                       1997
                                                             ----                    ----                       ----
OPERATING REVENUES
  Oil and gas sales                                   $   2,533,304            $   1,804,147              $   4,269,032
  Lease sales                                                                                                    73,297
  Well servicing revenues                                   116,791                  432,352                    481,562
  Operating overhead and  other  income                     162,544                  167,054                    137,075
                                                            -------                  -------                    -------
                                                          2,812,639                2,403,553                  4,960,966
                                                          ---------                ---------                  ---------

OPERATING EXPENSES
  Lease operating expenses                                1,399,710                1,647,329                  2,139,128
  Cost of leases sold                                                                                            37,747
  Cost of well servicing operations                         190,399                  420,527                    279,340
  Impairment of assets                                                             2,279,449
  Depreciation, depletion and amortization                  703,533                2,322,423                  1,624,759
  General and administrative                              1,983,091                2,063,709                  1,478,312
                                                          ---------                ---------                  ---------
                                                          4,276,733                8,733,437                  5,559,286
                                                          ---------                ---------                  ---------

LOSS FROM OPERATIONS                                     (1,464,094)              (6,329,884)                  (598,320)

OTHER INCOME AND EXPENSE
  Interest income                                             5,162                   11,602                      8,678
  Interest expense                                         (889,796)              (1,302,885)                (1,087,039)
  Gain (loss) on sale of assets                              79,222                 (765,893)
                                                             ------                 --------                   --------

LOSS BEFORE INCOME TAXES                                 (2,269,506)              (8,387,060)                (1,676,681)

INCOME TAXES                                               ---------                ---------                  ---------

NET LOSS                                              $  (2,269,506)           $  (8,387,060)             $  (1,676,681)

DIVIDENDS ON PREFERRED STOCK
(PAID 1999 - $344,288; 1998- $101,254;
1997 - $150,062)                                           (450,684)                 (427,173)                 (380,928)
                                                            --------                  --------                  --------
NET LOSS AVAILABLE TO COMMON
SHAREHOLDERS                                          $  (2,720,190)           $   (8,814,233)            $  (2,057,609)
                                                      =============            ==============             =============

LOSS PER COMMON SHARE -
BASIC AND DILUTED                                     $        (.34)           $        (3.68)            $       (1.19)
                                                      =============            ==============             =============

                                      F-4

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997




                                                                                       Number of Shares
                                                                              -------------------------------
                                                                                Preferred          Common
                                                                                  Stock            Stock
                                                                              --------------    -------------
   BALANCE, December 31, 1996                                                        4,621       1,611,154
     Conversion of 45 shares of Class AAA preferred stock to 11,781
          shares of common stock                                                       (45)         11,781
     Issuance of 814 shares of preferred stock, net of offering costs
          (750 shares of Class AA and 64 shares of Class AAA through
          private placement)                                                           814
     Increase in accounts and notes receivable - related parties
     Issuance of 136,250 common shares, net of offering costs
          (85,000 shares through private placement and 51,250 shares
          through exercise of warrants)                                                            136,250
     Payments on loans to related parties
     Issuance of warrants for services and additional financing costs
     Provision for bad debts - receivables from related parties
     Net loss
     Dividends paid on preferred stock
                                                                              --------------    -------------

   BALANCE, December 31, 1997                                                        5,390       1,759,185
     Conversion of 200 shares of AAA preferred stock and unpaid
          dividends to 77,988 shares of common stock                                  (200)         77,988
     Conversion of related party debt to 3,830 shares of BB preferred stock          3,830
     Issuance of 4,000 shares of C preferred stock for acquisition of assets         4,000
     Issuance of 1,276,344 common shares, net of offering costs (116,920 through private placement, 53,587 through exercise of warrants, 955,837 in exchange for debt, accrued interest, deferred compen-
         sation and accounts payable, 150,000 for acquisition of assets)                         1,276,344
     Issuance of options/warrants for services and additional financing
     Increase in accounts and notes receivable - related parties
     Provision for bad debts - receivables from related parties
     Net loss
     Dividends paid on preferred stock
                                                                              --------------    -------------

   BALANCE, December 31, 1998                                                       13,020       3,113,517
                                                                              ==============    =============



The Notes to Consolidated Financials are an integral part of these statements












                Common                   Preferred              Additional             Retained            Receivables from
                Stock                     Stock              Paid-In Capital           Deficit              Related Parties
        ----------------------    --------------------   ----------------------    -----------------    ---------------------
        $      1,611              $         46            $       7,604,121        $    (4,201,585)     $         (112,659)

                  12                                                    (12)


                                             8                      406,958
                                                                                                                  (139,584)


                 136                                                178,879
                                                                                                                    98,487
                                                                     14,587
                                                                                                                     1,282
                                                                                        (1,676,681)
                                                                                          (150,062)
        ----------------------    --------------------   ----------------------    ----------------------    ---------------------

               1,759                        54                    8,204,533             (6,028,328)               (152,474)

                  78                        (2)                       6,876
                                            38                    1,914,962
                                            40                      630,094



               1,276                                              1,845,439
                                                                    162,032
                                                                                                                  (152,000)
                                                                                                                   152,000

                                                                                       (8,387,060)
                                                                                         (101,254)
       ----------------------    --------------------   ----------------------    ----------------------    ---------------------

       $       3,113             $        130           $        12,763,936       $   (14,516,642)          $     (152,474)
       ======================    ====================   ======================    ======================    =====================


                      GULFWEST OIL COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997




                                                                                              Number of Shares
                                                                                       --------------------------------
                                                                                         Preferred           Common
                                                                                           Stock             Stock
                                                                                         --------------    ---------------

BALANCE, December 31, 1998                                                                   13,020          3,113,517
     Conversion of 2,425 shares of Class AAA preferred stock and unpaid
         dividends to 1,661,604 shares of common stock                                       (2,425)         1,661,604

     Conversion of  1,950 shares of Class AA preferred stock and unpaid
          dividends to 1,550,000 shares of common stock                                      (1,950)         1,550,000

     Conversion of 5,100 shares of Series BB preferred stock to 4,250,000
          shares of common stock                                                             (5,100)         4,250,000

     Conversion of 4,000 shares of Series C preferred stock to 200,000
          shares of common stock                                                             (4,000)           200,000

     Issuance of 1,270 shares of Series BB preferred stock for the conversion
          of debt                                                                             1,270

     Issuance of 8,000 shares of Series D preferred stock for the
          acquisition of assets                                                               8,000

     Issuance of  4,921,761  shares  of  common  stock,  net of  offering  costs
          (4,000,000  through private  placement,  104,139  through  exercise of warrants, 300,000 for acquisition of assets, 273,000 for services,
          244,622 in exchange for debt)                                                                       4,921,761

     Issuance of warrants and options for services and additional financing

     Net loss

     Dividends paid on preferred stock
                                                                                       --------------    ---------------

BALANCE, December 31, 1999                                                                     8,815         15,696,882
                                                                                       ==============    ===============



The Notes to Consolidated Financials are an integral part of these statements








                Common                  Preferred                 Additional              Retained              Receivables from
                Stock                     Stock                Paid-In Capital             Deficit               Related Parties
        ----------------------    --------------------    ---------------------    ----------------------    ---------------------

        $               3,113     $              130      $         12,763,936     $         (14,516,642)    $         (152,474)


                        1,662                    (24)                  232,803


                        1,550                    (19)                  108,257


                        4,250                    (51)                  (4,199)


                          200                    (40)                    (160)


                                                  12                  634,987


                                                  80                3,999,920




                        4,922                                       3,541,715

                                                                       44,650

                                                                                             (2,269,506)

                                                                                               (344,288)
        ----------------------    --------------------    ---------------------    ----------------------    ---------------------

        $              15,697     $               88      $        21,321,909      $        (17,130,436)     $         (152,474)
        ======================    ====================    =====================    ======================    =====================

                                      F-8

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                1999                1998                 1997
                                                                                ----                ----                 ----
CASH FLOWS  FROM OPERATING ACTIVITIES:
    Net loss                                                              $  (2,269,506)     $   (8,387,060)      $   (1,676,681)
    Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
                Depreciation, depletion, and amortization                       703,533           2,322,423            1,624,759
                Partnership loss                                                 68,693               8,522
                Common stocks and warrants issued and charged
                  to operations                                                 234,250             162,032               14,586
                (Gain) loss on sale of assets                                   (79,222)            765,893
                Impairment of assets                                                              2,279,449
                Provision for bad debt                                                              252,000                1,282
                (Increase) decrease in accounts receivable - trade, net        (447,855)            329,439             (242,944)
                (Increase) decrease in inventory                                 13,925             (13,925)
                (Increase) decrease in prepaid expenses                          (4,802)            (20,467)             (52,151)
                (Increase) decrease in discounts on note payable                                                          10,911
                Increase (decrease)in accounts payable and accrued expenses    (359,290)          1,587,723              568,566
                                                                                --------          ---------              -------
                     Net cash provided by (used in) operating activities      (2,140,274)          (713,971)             247,928
                                                                              ----------           --------              -------

CASH FLOWS  FROM INVESTING ACTIVITIES:
   Deposits                                                                      (10,338)
   Proceeds from sale of property and equipment                                  155,844            148,351
   Purchase of property and equipment                                         (1,482,548)        (6,407,296)          (2,626,655)
   (Increase) decrease in accounts and notes receivable - related party                            (102,000)            (139,584)
   Payments received on loans to related parties                                                                          25,305
                                                                              ----------         ----------           ----------
                     Net cash used in investing activities                    (1,337,042)        (6,360,945)          (2,740,934)
                                                                              ----------         ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock, net                                     3,000,000            155,827              153,390
   Proceeds from sale of preferred stock, net                                                                            406,967
   Payments on debt                                                           (1,300,891)          (247,702)          (1,941,602)
   Proceeds from debt issuance                                                 1,861,200          6,845,833            4,566,355
   Dividends paid                                                                                  (101,254)            (150,062)
                                                                               ----------         ----------           ----------
                      Net cash provided by financing activities                3,560,309          6,652,704            3,035,048
                                                                               ----------         ----------           ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  82,993           (422,212)             542,042
CASH AND CASH EQUIVALENTS,
    beginning of year                                                            204,307            626,519               84,477
                                                                               ----------          ---------            ---------
CASH AND CASH EQUIVALENTS,
    end of year                                                               $  287,300       $    204,307           $  626,519
                                                                              ==========       ============           ==========

CASH PAID FOR INTEREST                                                        $  758,226       $    407,054           $  922,563
                                                                              ==========       ============           ==========

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

               The accompanying financial statements include the Company and its wholly-owned subsidiaries: Vanco Well Service, Inc. ("Vanco"), GulfWest Texas Company ("GWT"), both formed in 1996; DutchWest Oil Company formed in 1997; SETEX Oil and Gas Company ("SETEX") formed August 11, 1998; Southeast Texas Oil and Gas Company, L.L.C. ("Setex LLC") acquired September 1, 1998; GulfWest Oil & Gas Company formed February 18, 1999; and LTW Pipeline Co. formed April 19, 1999. All material intercompany transactions and balances are eliminated upon consolidation. The financial statements also include the results of operations for the first nine months of 1998 for the Company's former wholly-owned subsidiaries: WestCo Oil Company (WestCo), formed in 1995 and sold October 1, 1998; and GulfWest Permian Company ("GWP") formed in 1996 and sold October 1, 1998.

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

          Non-Cash Investing and Financing Activities:
          -------------------------------------------

               In 1999, the Company converted deferred compensation of $47,883, debt of $700,000, accounts payable of $10,000 and $108,465 of accrued interest to common stock. In addition, the Company issued notes payable for $6,679,700, along with 300,000 shares of common stock, valued at $150,000, and 8,000 shares of preferred stock, valued at $4,000,000, for the acquisition of properties and equipment. Common stock was also issued for the exercise of warrants by converting $21,025 in deferred compensation and the conversion of 13,475 shares of preferred stock, plus 344,288 in unpaid dividends, to 7,661,604 shares of common stock. Equipment was exchanged for the assumption of $7,975 of debt. As a result of the sale of assets, accounts receivable were reduced by $14,756 and notes payable were reduced by $39,009.

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Summary of Significant Accounting Policies - continued

               In 1998, $1,965,000 of notes payable, $311,500 of accounts payable, $100,090 of accrued expenses and $1,105,000 of long-term debt were converted to common or preferred stock. All of the outstanding membership interest of Setex LLC was acquired in exchange for $630,134 of preferred stock. In addition, $131,250 in common stock was issued in exchange for property and equipment costs. Long-term debt totaling $1,299,200 was re-financed during 1998.

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

     Other Property and Equipment

               The following tables set forth certain information with respect to the Company's other property and equipment.

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

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Summary of Significant Accounting Policies - continued

          Capitalized costs relating to other properties and equipment:

                                                         1999                      1998
                                                      ---------                 ---------
Automobiles                                            $376,443                  $507,175
Office equipment                                         39,820                    39,820
Gathering system                                        291,796                   133,806
Well servicing equipment                                650,341                   726,186
                                        ------------------------   -----------------------

                                                      1,358,400                 1,406,987

Less accumulated depreciation                         (585,595)                 (584,632)
                                        ------------------------   -----------------------

Net capitalized cost                                   $772,805                  $822,355
                                        ========================   =======================

     Revenue Recognition

               The Company recognizes oil and gas revenues on the sales method as oil and gas production is sold. Differences between sales and production volumes during the years ended December 31, 1999, 1998, and 1997 were not significant. Well servicing revenues are recognized as the related services are performed. Operating overhead income is recognized based upon monthly contractual amounts for lease operations. Occasionally, the Company will acquire undeveloped oil and gas leases with the intent to resell all or a portion of such leases. Lease sales are recognized (and the related applicable costs as "Costs of Leases Sold") as such sales are made.

     Fair Value of Financial Instruments

               At December 31, 1999 and 1998, the Company's financial instruments consist of notes receivable from related parties, notes payable and long-term debt. Interest rates currently available to the Company for notes receivable, notes payable and long-term debt with similar terms and remaining maturities are used to estimate fair value of such financial instruments. Accordingly, the carrying amounts are a reasonable estimate of fair value.

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

               The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share", which requires that both basic earnings (loss) per share and diluted earnings (loss) per share be presented on the face of the statement of operations. All per-share amounts are presented on a diluted basis, that is, based upon the weighted-average number of outstanding common shares and the effect of all potentially diluted common shares. Implementation of SFAS No. 128 had no effect on previously reported loss per share amounts.

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Summary of Significant Accounting Policies - continued

     Impairments

               Impairments, measured using fair market value, are recognized whenever events or changes in circumstances indicate that the carrying amount of long-lived assets (other than unproved oil and gas properties discussed above) may not be recoverable and the future undiscounted cash flows attributable to the asset are less than its carrying value. Because of declining sales prices for oil and gas in 1998, certain producing oil and gas properties were impaired at December 31, 1998. The Company charged $2,279,449 to operations in 1998 as an impairment loss, based upon the discounted net present value of future cash flows of related oil and gas properties.

     Stock Based Compensation

               In October 1995, SFAS No. 123, "Stock Based  Compensation," (SFAS
          123) was issued. This statement requires the Company to choose between two different methods of accounting for stock options and warrants. The statement defines a fair-value-based method of accounting for stock options and warrants but allows an entity to continue to measure compensation cost for stock options and warrants using the accounting prescribed by APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Use of the APB 25 accounting method results in no compensation cost being recognized if options are granted at an exercise price at the current market value of the stock or higher. The Company will continue to use the intrinsic value method under APB 25 but is required by SFAS 123 to make pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair value method had been applied in its 1999, 1998 and 1997 financial statements. See Note 6 to the consolidated financial statements for further information.

     Implementation of New Financial Accounting Standards

                The Company adopted SFAS No. 130 "Reporting Comprehensive Income", No. 131 "Disclosures About Segments of an Enterprise and Related Information" and No. 132 "Employers Disclosures About Pensions and Other Post Retirement Benefits" in 1998. Adoption of these statements had no material effects on the Company's financial position, results of operations or cash flows.

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.   Operations and Management Plans

         At December 31, 1999, the Company's current liabilities exceeded its current assets by $3,293,226 and the Company was either past due or in default of certain of its debt agreements. Further, the Company has experienced significant recurring net losses.

          Management has defined a tactical and strategic business plan to (1) use its existing assets to achieve positive cash flow, and (2) identify and evaluate additional development and acquisition opportunities to further grow the Company. Following are steps management has taken and is proceeding with in an attempt to move the Company to profitability:

         In a subsequent event on March 30, 2000, a director of the Company agreed to convert a note payable for $750,000 to 500,000 shares of common stock. The closing price of the Company's common stock on that date was $1.50 per share.

         In a subsequent event, on April 5, 2000, the Company entered into an agreement with Aquila Energy Capital, an energy lender, to provide $19,302,000 in financing, of which $12,900,000 was funded at closing. The proceeds were used to retire existing debt, including accrued interest of $10,234,977; acquire oil and gas properties in Zavala County, Texas for $2,300,000, including $3,266 in cash paid by the Company and 200,000 shares of the Company's common stock; and, to acquire additional interests in the Madisonville Field, Texas, including the release of a 15% net profits interest by the Partnership, for $368,289. The lender agreed to provide an additional $6,000,000 in development capital to be used for development projects on the Company's existing properties, as identified by the Company and approved by the lender. The remaining $402,000 will be used for costs associated with closing the loan. The loan is secured by substantially all of the Company's interests in oil and gas properties, bears interest at prime plus 3.5% and matures May 29, 2004. Monthly payments as to principal and interest are from an 85% net revenue interest in the secured properties. The lender retains a 7% overriding royalty interest with payments commencing after the loan is paid in full.

         The Company is now proceeding with its development plan to be funded by the new financing. This plan should significantly increase production and allow the Company to meet its debt obligations and attain additional growth. Although management believes the above actions will ultimately provide the Company with the means to become profitable, there is no guarantee these actions can be effectively implemented. Adverse changes in prices of oil and gas and/or the inability of the Company to continue to raise the money necessary to develop existing reserves or acquire new reserves would have a severe impact on the Company.

Note 3.   Cost of Oil and Gas Properties

     The following tables set forth certain information with respect to the Company's oil and gas producing activities for the periods presented:

     Capitalized Costs Relating to Oil and Gas Producing Activities:

                                                                          1999                1998
                                                                          ----                ----
          Unproved oil and gas properties                        $          6,171     $          4,585
          Proved oil and gas properties                                19,096,565            7,309,587
          Support equipment and facilities                                980,960              719,661
                                                                  ---------------      ---------------
                                                                       20,083,696            8,033,833
          Less accumulated depreciation,
             depletion and amortization                                (2,354,596)          (1,827,123)
                                                                   ---------------      --------------
          Net capitalized costs                                      $ 17,729,100        $   6,206,710
                                                                     ============        =============

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.   Cost of Oil and Gas Properties - continued

     Results of Operations for Oil and Gas Producing Activities:

                                                                1999                1998                1997
                                                                ----                ----                ----
           Oil and gas sales                                $ 2,533,304       $  1,804,147        $ 4,269,032
           Production costs                                  (1,399,710)        (1,647,329)        (2,139,128)
           Depreciation, depletion and amortization            (524,295)        (2,100,332)        (1,470,368)
           Income tax expense                               __________          ___________         __________
           Results of operations for oil and gas
                 producing activities - income (loss)       $   609,299       $ (1,943,514)       $   659,536
                                                             ==========       =============       ==========
   Costs Incurred in Oil and Gas Producing Activities:
                                                                1999                1998                1997
                                                                ----                -----               ----
           Property Acquisitions
                    Proved                                 $11,006,257         $  4,704,408         $  683,616

                    Unproved                                     1,568                    -              4,585

           Development Costs                                 1,041,858            1,786,900          1,477,458
                                                          ------------          -----------        -----------
                                                           $12,049,683         $  6,491,308        $ 2,165,659
                                                           ===========         ============        ===========

               On July 3, 1994, the Company exercised its option under the Investment Letter and Subscription Agreement with Madisonville
          Project, Ltd. (the "Partnership"), an unrelated party, to convert $500,000 of the note receivable from the Partnership into 100 Partnership units. At December 31, 1994, the Company's 100 units represent an interest of 32.46% of the Partnership. Per the agreement with the Partnership, income and expenses are to be distributed between partners based on the weighted average interest in the partnership during the year. As a result of the investment in the Partnership, the balance sheet of the Partnership as of December 31, 1999 and 1998, and its results of operations for the years ended December 31, 1999, 1998 and 1997 have been proportionately consolidated with the accompanying balance sheets, statements of operations and cash flows of the Company. All material intercompany transactions and balances have been eliminated in consolidation.

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

               Effective April 1, 1998, the Company acquired oil and gas reserves from an unrelated party. The acquisition cost was $3,072,000, including $2,575,000 in long-term debt, $100,000 cash paid in 1998, $200,000cash paid in 1997 and other fees and expenses totaling $197,000. Effective October 1, 1998, the Company sold its interest in these properties as part of the sale of its wholly owned subsidiary, GulfWest Permian.

               Effective September 1, 1998, the Company acquired all the membership interests of Setex LLC, pursuant to an Interest Purchase Agreement ("Agreement"). The aggregate purchase consideration for all the membership interests consisted of 4,000 shares of the Series C Preferred Stock of GulfWest and warrants to purchase 100,000 shares of GulfWest common stock. In this transaction, the Company acquired working interests in proved undeveloped oil and gas properties located in six (6) counties in South and East Texas with estimated proved reserves of approximately 3 billion cubic feet of natural gas equivalent net to the Company's interest. The net consideration received ($630,134) was determined through negotiations based upon third party engineering reports.

          Supplemental unaudited pro forma information (under the purchase method of accounting) presenting the results of operations for the years ended December 31, 1998 and 1997, as if the Setex LLC transaction had occurred as of January 1, 1998 and 1997:

                                                                                       Year Ended           Year Ended
                                                                                       December 31,         December 31,
                                                                                          1998                 1997
                                                                                     --------------         ------------
          Operating Revenues                                                         $    2,485,510       $    5,244,524

          Operating expenses                                                              8,988,287            5,882,696
                                                                                    ---------------      ---------------
          Income (loss) from operations                                             (     6,502,777)     (       638,172)
          Other income and expense                                                  (     2,058,063)     (     1,079,771)
          Income taxes                                                                        -                    -
          Net income (loss)                                                         ($    8,560,840)     ($    1,717,943)
                                                                                     ==============         =============
          Earnings (loss) per share - basic and diluted                             ($         3.75)     ($         1.22)
                                                                                     ===============        =============

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.   Cost of Oil and Gas Properties - continued

          Costs Incurred in Oil and Gas Producing Activities: - continued

               Effective July 1, 1999, the Company acquired interests in oil and gas properties in Zavala County, Texas from an unrelated party. The acquisition cost was $438,759, consisting of $150,000 cash, $138,757 in debt and 300,000 shares of common stock.

               Effective December 31, 1999, the Company acquired interests in oil and gas properties in Colorado and Texas from an unrelated party, Pozo Resources, Inc. The acquisition cost was $10,500,000, consisting of 8,000 shares of Series D preferred stock and $6,500,000 in debt. In addition, the Company paid a $65,000 commission to an unrelated party. On the same date, the Company transferred its ownership interest in these properties to its wholly owned subsidiary, GulfWest Oil & Gas Company.

     Supplemental unaudited pro forma information (under the purchase method of accounting) presenting the results of operations for the years ended December 31, 1999 and 1998, as if the Pozo Resources transaction had occurred as of January 1, 1999 and 1998:

                                                                                       Year Ended         Year Ended
                                                                                       December 31,         December 31,
                                                                                          1999               1998
                                                                                     --------------      ---------------
          Operating Revenues                                                         $    3,885,644      $     3,812,107
          Operating Expenses                                                              5,169,105            9,750,701
                                                                                    ---------------      ---------------
          Income (loss) from operations                                              (    1,283,461)      (    5,938,594)
          Other income and expense                                                   (    2,091,662)      (    3,343,426)
          Income taxes                                                                        -                    -
          Net income (loss)                                                          ($   3,375,123)      ($   9,282,020)
                                                                                      =============        =============
          Earnings (loss) per share - basic and diluted                              ($         .48)      ($        4.05)
                                                                                     ===============       ==============

Note 4.   Accrued Expenses

     Accrued expenses consisted of the following:

                                                                                       December 31,         December 31,
                                                                                          1999                 1998
                                                                                  -----------------        -------------
                                        `
          Payroll and payroll taxes                                               $          28,841        $      92,586
          Interest                                                                          388,063              310,573
          Professional fees                                                                  36,000               30,000
          Sales taxes                                                                        10,052                9,458
                                                                                  -----------------       --------------
                                                                                  $         462,956        $     442,617
                                                                                    ===============         ============

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.   Notes Payable and Long-Term Debt

     Notes payable is as follows:

                                                                                               1999                1998
                                                                                          ---------------     ---------
          $500,000 notes payable (including  $100,000 to related parties in 1999 and  $150,000  in 1998) due October  through  November,  1998.  12%
             interest  payable  quarterly;   secured  by  20%  interest  in  the
             Madisonville  Project,  Ltd. (Note 3); $50,000  converted to common
             stock June, 1998;$50,000 converted to common stock September, 1999.       $    400,000          $   450,000

          $175,000 notes payable due May, 1998.  Interest at
             prime rate, plus 2% (prime rate at 8.5% at December 31,
             1999); 18% past due rate, payable monthly.  Secured by
             oil and gas properties.                                                        175,000              175,000

          $12,000 notes payable due on demand.  Interest at 8%
             payable quarterly; unsecured; retired July, 1999.                                                    12,000

          Promissory notes payable to director of the Company at 8.5%  interest;
             various due dates from January, 2000 through
             June, 2000; unsecured.                                                         750,000              800,000

          Promissory note payable to unrelated party at 10% interest;
                due April, 2000; unsecured.                                                  75,000

          Note payable to unrelated entity to finance oil and gas properties;
              Due August, 2000; secured by related oil and gas properties and guaranty of director; interest at prime rate plus1/2% (8.5% at
              December 31, 1999).                                                         6,257,403

          Promissory note payable to related party at 10% interest; due on demand;
              unsecured.                                                                    242,597

          Promissory note payable to a director of a subsidiary of the Company
              At 8.5%; due May, 2000; unsecured.                                            200,000
                                                                                        -----------        -------------
                                                                                        $ 8,100,000        $   1,437,000
                                                                                                           =============

          Notes reclassified as a result of the Aquila financing (Note 2)                (7,100,000)
                                                                                         -----------

                                                                                        $ 1,000,000
                                                                                        ===========

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.   Notes Payable and Long-Term Debt

          Long-term debt is as follows:
                                                                                             1999                1998
                                                                                        ---------------      --------
          Line of credit (up to $3,000,000) to bank; due April 10, 2000;
             secured by guaranty of a director.  Interest at prime rate
             (8.5% at December 31, 1999).                                               $ 2,709,515          $ 2,999,515

          Nonrecourse debt to the Partnership to acquire
             oil and gas properties, at 8% interest per annum.                              865,210              865,210

          Subordinated  promissory notes to various individuals at 9.5% interest per annum;  $25,000  retired  April,  1997;  $105,000  converted to
             common  stock  June,  1998;   $50,000  converted  to  common  stock
             September, 1999; amounts include $195,000 ($245,000 - 1998) due to
             related parties; past due.                                                     320,000              370,000

          Notes payable  to  finance  vehicles,  payable  in  aggregate  monthly installments of approximately  $10,000,  including interest of 8.5%
             to 10.5% per annum; secured by the related
             equipment, due various dates through 2002.                                     102,632              253,251

          Notes payable to unrelated entity to retire other debt at an interest rate of prime plus 1%, changed to prime in April, 1999
             (prime at December, 1999 8.5%); due February 1, 2001.  Secured
             by oil and gas properties, and guaranty of a director.                       1,150,000            1,350,000

          Notes payable  to related  party to  finance  equipment  with  monthly installments of $7,800,  including interest at 10% per annum; final payment due September, 2003; secured
             by related equipment, retired July, 1999.                                                           337,040

          Line of credit up to $500,000  to bank;  due April,  2000;  secured by guaranties of a director and officer.
             Interest at prime rate (8.5% at December 31, 1999).                            490,000              500,000

          Note payable to related party to finance equipment with monthly installments of $5,200, including interest at 13.76% per annum;
             final payment due October, 2003; secured by related equipment.                 185,071

          Note payable to unrelated party with monthly installments of $12,500;
             interest at 11%; due March, 2004; secured by oil and gas properties.           480,360

          Promissory note to a director of the Company; interest at 8.5%;
             due December 31, 2001.                                                         117,858

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.   Notes Payable and Long-Term Debt

     Long-term debt is - continued:

          Non-interest bearing note payable to unrelated party (interest imputed at 10%);  payable out of 25% net profits  from certain oil and gas properties; due January, 2001; secured by related oil and gas
              properties.                                                                   132,278
                                                                                         ----------           ----------
                                                                                          6,552,924            6,675,016

          Notes reclassified as a result of the Aquila financing (Note 2)                 7,100,000
                                                                                      -------------
                                                                                         13,652,924

     Less current portion                                                                (2,348,606)      (    3,273,645)
                                                                                      -------------        --------------
     Total long-term debt                                                           $    11,304,318       $    3,401,371
                                                                                    ===============       ==============


          In a subsequent event, on April 5, 2000, the Company entered into a financing agreement with Aquila Energy Capital Corporation. This financing retired $10,085,571 of the debt existing at December 31, 1999 (Note 2). For purposes of the following table, the debt has been amortized assuming equal monthly installments for forty-seven months at twelve percent interest.

          Estimated  annual   maturities  for  long-term  debt,   including  the
      refinancing, are as follows:

          2000                    $      2,348,606
          2001                           2,490,448
          2002                           5,359,522
          2003                           2,962,622
          2004                             491,726
                                  ----------------
                                  $     13,652,924
                                  ================

Note 6.   Stockholders' Equity

          Common Stock                                                                       1999             1998
          ------------                                                                  -----------       --------------
               Par value $.001;  40,000,000  shares  authorized;  15,696,882 and
                 3,113,517 shares issued and outstanding as of December 31, 1999
                 and 1998, respectively.                                                $   15,697        $        3,113
                                                                                        ===========       ==============

          Preferred Stock

               Class AA, par value $.01; 4,000 shares  authorized;  1,950 shares issued and  outstanding as of December 31, 1998.  Under special agreement  with the preferred  shareholders,  the AA shares and approximately $110,000 in unpaid preferred dividends
                 were converted to 1,550,000 common shares in 1999.                 $                      $          19

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.   Stockholders' Equity - continued

Preferred Stock - continued                                                                    1999                 1998
                                                                                         -----------           ---------

               Class AAA, par value $.01; 4,000 shares authorized; 815 and 3,240 shares issued and outstanding as of December 31, 1999 and 1998, respectively. Dividends are cumulative and payable quarterly at the rate of $45 per share per annum. The shares are convertible into common stock based upon a purchase value of $500 per share of Class AAA stock divided by the lesser of (i) $3.50 per share or (i) 70% of the  average  closing  NASDAQ  bid  price  of the common  stock  for  the 15  trading  days  that  end on the 3rd business day preceding conversion.  In addition, the Company is obligated to pay $2.10 per week (from  August 15,  1997;  $2.00 from May 15 to August 15, 1997) per $1,000  purchase  amount to
                 Class  AAA  stock  as  additional  dividends  until  sufficient securities  are  registered  to cover public  resales of common stock  issuance  upon  conversion  of Class AAA  shares.  Under special  agreement,  a  majority  of the  Class  AAA  preferred
                 shareholders   (2,425  shares)   converted   their  shares  and
                 approximately $235,000 in unpaid dividends into
                 1,661,064 common shares in 1999.                                                 8                   33

               Series BB, par value $.01; 12,000 shares authorized; 3,830 shares
                 issuable  as  of  December  31,  1998.  The  sole   shareholder
                 converted $635,000 of debt into 1,270 Series BB shares in 1999.
                 Subsequently,   under   special   agreement,   the   Series  BB
                 shareholder converted the 5,100 shares into
                 4,250,000 common shares.                                                                             38

               Series C, par value $.01; 12,000 shares authorized;  4,000 shares issuable as of December 31, 1998. Under special agreement,  the
                 Series C shareholders converted their
                 shares into 200,000 common shares in 1999.                                                           40

               Series D, par value $.01; 12,000 shares authorized;  8,000 issued and  outstanding  at December 31, 1999.  The Series D preferred stock  does  not  pay  dividends  and  is not  redeemable.  The liquidation value is $500 per share. After three years from the date of issuance,  and  thereafter,  the shares are convertible into common stock based upon a value of $500 per Series D
                share divided by $8 per share of common stock.                                   80
                                                                                    ---------------    ----------------


                                                                                    $            88    $             130
                                                                                    ===============    =================

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.   Stockholders' Equity - continued

               All classes of preferred shareholders have liquidation preference over common shareholders of $500 per preferred share, plus accrued dividends. Dividends in arrears at December 31, 1999 were $379,601 ($220,192 - Class AAA; $159,409 - Series BB). Dividends in arrears at December 31, 1998 were $541,796 ($49,151 - Class AA; $492,645 - Class
          AAA).

               Stock Options

               The Company maintains a Non-Qualified Stock Option Plan (as amended and restated, the "Plan") which authorizes the grant of options of up to 1,000,000 shares of common stock. Under the Plan, options may be granted to any of the Company's key employees (including officers), employee and nonemployee directors, and advisors. The Plan is administered by a committee appointed by the Board. Prior to 1999, options granted under the Plan had been granted at an option price of $3.13 and $1.81 per share. In July 1999, the Board authorized that all then current employee and director options under the plan be reduced to a price of $.75 per share. Following is a schedule by year of the activity related to stock options, including weighted-average ("WTD AVG") exercise prices of options in each category.

                                         1999                     1998             1997
                                    -------------------     -----------------    -------------------
                                    WTD AVG                  WTD AVG             WTD AVG
                                    Prices       Number      Prices    Number    Prices     Numbers
                                    ----------  --------     --------  ------    -------   ---------
          Balance, January 1          $   2.52   490,000     $  2.85   800,000   $  3.06    215,000
               Options issued         $    .75   582,000     $  1.81   210,000   $  2.77    585,000
          Options expired             $   2.53  (355,000)    $  3.12  (520,000)  $   -         -
                                                --------               --------             ------

          Balance, December 31        $   1.07   717,000     $  2.52   490,000   $  2.85    800,000
                                                ========               =======              =======

               All options were exercisable at December 31, 1999. Following is a schedule by year and by exercise price of the expiration of the Company's stock options issued as of December 31, 1999:

                         2000      2001     2002      2003     2004      Thereafter   Total
                         ------    -----   -------  ------  --------   ----------   --------
              $  .75                                         432,000     150,000      582,000
               $1.81                                                      60,000       60,000
               $3.00              10,000   65,000                                      75,000
                         ------   ------   ------   ------  --------   ----------   ---------
                                  10,000   65,000            432,000     210,000      717,000
                         ======   ======   ======  =======  ========   =========    ========

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

                                            1999                          1998                        1997
                                       -----------------------      ----------------------       ----------------------
                                       WTD AVG                       WTD AVG                     WTD AVG
                                       Prices          Number        Prices         Number       Prices        Number
                                       --------      ---------       --------    -----------     ---------     ------------
          Balance, January 1          $  3.16        2,888,343       $  3.23     2,654,555       $   3.16      2,702,055
          Warrants issued             $  1.09          694,254       $  3.49     1,008,500       $   3.00         93,750
          Warrants exercised/expired  $  2.90       (2,212,843)      $  1.92      (774,712)      $   1.54       (141,250)
                                                    -----------                  ----------                  ------------
          Balance, December 31        $  2.53        1,369,754       $  3.16     2,888,343       $   3.23      2,654,555
                                                    ===========                  ==========                  ==========

             Included in the "warrants exercised/expired" column in 1999 were 43,589 with a weighted average of $.49 exercised by related parties. Included in the "warrants issued" and "warrants exercised/expired" columns in 1999 were 536,754 warrants whose price was reduced in 1999 to $.75. The remaining 1,632,500 warrants expired. Included in the "warrants exercised/expired" column in 1998 were 53,587 warrants with a weighted average price of $.48 exercised by related parties. Included in the "warrants issued" and "warrants exercised/expired" column in 1998 were 644,250 warrants issued in previous years whose expiration dates were extended. The remaining 76,875 warrants expired.

               Following is a schedule by year and by exercise price of the expiration of the Company's stock warrants issued as of December 31, 1999:

                        2000         2001         2002          2003         2004        Thereafter       Total
                        ----         ----         ----          ----         ----        ----------      --------

        $   .75        7,500                                    166,754                    370,000        544,254
           1.50       50,000                                                                               50,000
           1.625                    19,000                                                                 19,000
           2.00                     56,500                                                                 56,500
           2.25                     40,000                                                                 40,000
           2.50                     50,000                                                                 50,000
           3.00                     50,000                                                  200,000       250,000
           3.50       90,000                                                                               90,000
           5.00                                                                              50,000        50,000
           5.75                                                                              20,000        20,000
           6.00                                                 200,000                                   200,000
                      -------      -------      -------         -------    -------         ---------     --------
                     147,500       215,500                      366,754                     640,000     1,369,754
                    =========     ========      =======         =======    ========        =========   ==========

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.   Stockholders' Equity - continued

               Stock Warrants - continued

               Warrants outstanding to officers, directors and employees of the Company at December 31, 1999 and 1998 were approximately 807,000 and 1,050,000, respectively. The exercise prices on these warrants range from $.75 to $6.00 and expire various dates through 2006.

               Other Stock Based Compensation Disclosures

               During 1999, 1998 and 1997, the Company issued options and warrants totaling 963,754 (all exercisable); 1998 - 90,000 (all exercisable) and 1997- 85,000 (25,000 exercisable), respectively, to employees as compensation. As disclosed in Note 1, the Company continues to use the intrinsic value based method of APB 25 to measure stock based compensation. If the Company had used the fair value method required by SFAS 123, the Company's net loss and per share information would approximate the following amounts:

                                    1999                           1998                          1997
                                    ----                           ----                          ----
                                 As Reported    Pro Forma       As Reported    Pro Forma       As Reported      Pro Forma
                                 -----------    ---------       -----------    ---------       -----------      ---------

SFAS 123 compensation           $               $   312,749     $               $   128,210     $               $    39,750
cost

APB 25 compensation             $               $               $               $               $               $
cost

Net Loss                       ($ 2,269,507)   ($ 2,582,254)   ($8,387,060)    ($ 8,515,160)   ($ 1,676,681)   ($ 1,716,431)

Loss per common share-
basic and diluted              ($      . 34)   ($       .38)   ($     3.68)    ($      3.73)   ($      1.19)   ($      1.22)

The effects of applying SFAS 123 as disclosed above are not indicative of future
amounts.   The  Company  anticipates  making  additional  stock  based  employee compensation awards in the future.

The Company utilized the Black-Sholes option pricing model to estimate the fair value of the options and warrants (to employee and non-employees) on the grant date. Significant assumptions include (1) 5.75% risk free interest rate; (2) weighted average expected life of 1999 - 4 years; 1998 - 4.4 years; 1997 - 3 years; (3) expected volatility of 1999 - 95.68%; 1998 - 70.48%; 1997 - 77.68%;
and (4) no expected dividends.

Note 7.   Loss Per Common Share

The following is a reconciliation of the numerators and denominators used in computing loss per share:

                                                1999                  1998                  1997
                                                ----                  ----                  ----
Net loss                                  ($     2,269,506)     ($    8,387,060)      ($    1,676,681)
Preferred stock dividends                 (        450,684)     (       427,173)      (       380,928)
                                          ------------------    ------------------    -----------------
Loss available to common
  shareholders (numerator)                ($     2,720,190)     ($    8,814,233)      ($    2,057,609)
                                          ==================    ==================    =================
Weighted-average number of shares
   of common stock (denominator)                 7,953,147             2,394,866             1,725,926
                                          ------------------    ------------------    --------------
Loss per share                            ($           .34)     ($          3.68)     ($          1.19)
                                          ==================    ==================    =================

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.   Loss per Common Share - continued

Potential dilutive securities (1999, 1998 and 1997 - stock options, stock warrants, convertible preferred stock and convertible debentures) have not been considered since the Company reported a net loss and, accordingly, their effects would be antidilutive.

Note 8.   Related Party Transactions

         On December 1, 1992, Ray Holifield and Associates, Inc. executed an unsecured promissory note to the Company for $118,645 with interest at 10% per annum, due on October 1, 1993. At December 31, 1993, the note was still outstanding. During 1994, the Company entered into an agreement with the Holifield Trust in which Holifield will make payments on the past due note from future oil and gas revenue. During 1995, $10,995 of interest payments were received. At December 31, 1999 and 1998 the unsecured promissory note has been fully reserved.

         On December 1, 1992, Parkway Petroleum Company, a Ray Holifield related company, executed an unsecured promissory note to the Company for $54,616 with interest at 10% per annum, due on October 1, 1993. The note was issued for amounts due from contract drilling services provided by the Company. At December 31, 1993, the note was still outstanding. During 1994, the Company entered into an agreement with the Holifield Trust in which Holifield will make payments on the past due note from future oil and gas revenue. During 1995, $6,250 of interest payments were received. At December 31, 1999 and 1998, the unsecured promissory note has been fully reserved.

         On January 10, 1994, the Company entered into a consulting agreement with Williams whereby the Company would provide management and accounting services for $25,000 per month for a period of one year. The Company accrued the consulting fees with an offset to deferred income until payment of the fees are actually received. During 1994, $172,140 was recorded as consulting fee income. Beginning in the second quarter 1994, the Company began recognizing consulting income only as cash payments were received. Prior to the second quarter, $75,000 in consulting fee revenue was accrued. The Company has received $97,140 in consulting fee payments. As of December 31, 1994, the receivable from Williams of $202,860 for consulting fees has been offset by deferred income of $127,860 and a provision for doubtful accounts of $75,000. Effective January 1, 1995, the Company received a promissory note from Williams in the amount of $202,860, bearing interest at the rate of 10% per annum, and payable in quarterly installments of principal and interest of $15,538.87. At December 31, 1999 and 1998, the unsecured promissory note has been fully reserved.

         As of December 31, 1995, the Company had accrued compensation for two officers of the Company totaling $54,123. On March 27, 1996, notes due April 1, 1997 were issued to these two officers for this amount. Additionally, the Company has accrued consulting fees to ST Advisory Corp., a related party owned by a director of the Company, totaling $12,500 for services performed in connection with economic evaluations and non-recourse financing arrangements for future acquisitions of oil and gas properties and other corporate development opportunities. As of December 31, 1996, accrued compensation to one officer totaled $10,500. At December 31, 1997, accrued compensation to three officers totaled approximately $75,000. At December 31, 1998, accrued compensation to one current and two former officers totaled $89,917. At December 31, 1999, accrued compensation to one director totaled $14,392.

         From July 22 to August 13, 1998, the Company advanced sums totaling $102,000 to Gulf Coast Exploration, Inc. At December 31, 1998, the debt had been fully reserved.

         On October 1, 1998, Toro Oil Company executed an unsecured promissory note to the Company for the purchase of 100% of WestCo for $150,000, with interest at the prime rate per annum and due September 30, 1999. To date, no principal payments have been received. At December 31, 1998, the promissory note had been fully reserved.

         Interest   expensed  on  related  party  notes  totaled   approximately
$165,400,  $154,000 and $49,000 for the years December 31, 1999,  1998 and 1997, respectively.

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.   Income Taxes

         The   components  of  the  net  deferred   federal  income  tax  assets
(liabilities) recognized in the Company's balance sheet were as follows:

                                                December 31,        December 31,
                                                   1999                1998
                                                   ----                ----
Deferred tax assets
    Provision for bad debts                     $   238,078        $    238,078
    Net operating loss carryforwards              4,000,998           3,356,309
    Oil and gas properties                          720,800             744,413
    Capital Loss carryforwards                      114,997             114,997

Deferred tax liability
    Oil and gas properties                     (       -   )      (        -   )
                                                ------------       ------------

Net deferred tax assets before
    valuation allowance                           5,074,873           4,453,797
Valuation allowance                            (  5,074,873)      (   4,453,797)
                                              -------------        ------------
Net deferred tax assets (liabilities)           $     -            $      -
                                              =============       ==============

               As of December 31, 1999 and 1998, the Company did not believe it was more likely than not that the net operating loss carryforwards would be realizable through generation of future taxable income; therefore, they were fully reserved.

               The following table summarizes the difference between the actual tax provision and the amounts obtained by applying the statutory tax rate of 34% to the loss before income taxes for the years ended December 31, 1999, 1998 and 1997.

                                                         1999            1998              1997
                                                         ----            ----              ----
Tax benefit calculated at statutory rate          ($    771,632)   ($   2,851,601)   ($  595,140)

Increase (reductions) in taxes due to:

    Effect of net operating loss carryforwards           684,773        1,945,266        562,638
    Effect on non-deductible expenses                     50,479           66,724         42,703
    Impairment of oil and gas assets                        -             775,012           -

Other                                                     36,380           64,599    (    10,201)
                                                   -------------    -------------    ------------

Current federal income tax provision               $        -       $       -         $     -
                                                  ==============    ==============   ============

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.   Income Taxes - continued

         As of December 31, 1999, the Company had net operating loss carryforwards of $11,800,000 and capital loss carryforwards of approximately $338,000, which are available to reduce future taxable income and capital gains, respectively, and the related income tax liability. The capital loss carryforward expires in 2003. The net operating loss carryforward expires at various dates through 2019.

Note 10.    Commitments and Contingencies

     Lease Obligations

                  The Company  leases office space at one location under a three
          (3) year lease which commenced January 1, 1999. Annual commitments under the lease are: 1999 - $38,353, 2000 - $51,829 and 2001 -
          $54,055.

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

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.    Oil and Gas Reserves Information (Unaudited) - continued

               The following unaudited table sets forth proved oil and gas reserves, all within the United States, at December 31, 1999, 1998, and 1997, together with the changes therein.

                                                                             Crude Oil                  Natural Gas
                                                                               (Bbls)                      (Mcf)
                                                                           -------------                   -----
     QUANTITIES OF PROVED RESERVES:

     Balance December 31, 1996                                                 3,657,953                  7,960,473

          Revisions                                                         (    160,726)                (    5,028)
          Extensions, discoveries, and additions                               1,340,770
          Purchases                                                               55,204                    495,797
          Sales                                                             (     15,876)                (1,984,621)
          Production                                                        (    200,898)                (  271,263)
                                                                             -----------                -----------


     Balance December 31, 1997                                                 4,676,427                  6,195,358

          Revisions                                                          ( 2,317,025)               (   845,166)
          Extensions, discoveries, and additions                                  21,306                     65,751
          Purchases                                                              177,416                  2,958,550
          Sales                                                              ( 1,375,820)               ( 1,518,913)
          Production                                                         (    98,157)               (   200,225)
                                                                             -----------                 ----------

     Balance December 31, 1998                                                 1,084,147                  6,655,355

          Revisions                                                            1,184,623                (   754,478)
          Extensions, discoveries, and additions                                 343,857                  2,917,613
           Purchase                                                              781,942                 10,835,725
           Sales                                                                   -                         -
           Production                                                        (    79,661)               (   467,350)
                                                                              ----------                ------------

     Balance December 31, 1999                                                 3,314,908                 19,186,865
                                                                              ==========                ===========

     PROVED DEVELOPED RESERVES:

     December 31, 1997                                                         2,158,239                  4,286,755
                                                                              ==========                 ==========

     December 31, 1998                                                           769,862                  3,866,308
                                                                              ==========                 =========

     December 31, 1999                                                         1,569,750                  9,316,529
                                                                              ==========                ===========

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.    Oil and Gas Reserves Information (Unaudited) - continued

         STANDARDIZED MEASURE:

         Standardized measure of discounted future net cash flows relating to proved reserves:

                                                  1999               1998              1997
Future cash inflows                             $119,006,567      $ 22,260,688      $ 87,414,045

Future production and development costs
   Production                                     42,544,454        10,379,070        35,441,101
   Development                                     9,903,729         2,935,160         9,937,663
                                             ----------------   ---------------    --------------

Future cash flows before income taxes             66,558,384         8,946,458        42,035,281
Future income taxes                              (11,847,076)    (      -    )    (   7,852,795)
                                             ----------------   ---------------    --------------

Future net cash flows after income taxes          54,711,308         8,946,458        34,182,486
10% annual discount for estimated
  timing of cash flows                           (23,755,909)    (   3,756,850)     ( 13,419,225)
                                             ----------------   ---------------    --------------

Standardized measure of discounted
  future net cash flows                         $ 30,955,399       $ 5,189,608      $ 20,763,261
                                             ================   ===============    ==============

         The following reconciles the change in the standardized measure of discounted future net cash flows:

Beginning of year                              $     5,189,608     $ 20,763,261     $ 30,123,676

Changes from:
   Purchases                                        14,211,998        1,619,804          551,704
   Sales                                                          (   7,563,199)   (   3,076,199)
   Extensions, discoveries and improved
       recovery, less related costs                  4,798,128          258,112        7,167,886
   Sales of oil and gas produced net of
       production costs                             (1,133,594)   (     156,818)    (  2,129,904)
   Revision of quantity estimates                    7,363,300    (   7,584,033)    (    860,133)
   Accretion of discount                               518,961        2,553,324        4,002,061
   Change in income taxes                           (6,703,020)       4,769,976        5,126,956
   Changes in estimated future
       development costs                            (1,434,291)   (     677,160)    (  1,429,664)
   Development costs incurred that
       reduced future development costs              1,012,141        1,786,900        1,447,458
  Change in sales and transfer prices,
       net of production costs                       6,348,062    (  11,523,635)    ( 19,265,762)
  Changes in production rates (timing)
       and other                                       784,106          943,076     (    894,818)
                                               ---------------    -------------    --------------
 End of year                                   $    30,955,399     $  5,189,608      $20,763,261
                                               ===============    =============    ==============

                          INDEPENDENT AUDITOR'S REPORT










Stockholders and Board of Directors
GULFWEST OIL COMPANY


Our report on the consolidated financial statements of GulfWest Oil Company and Subsidiaries as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999, is included on page F-1. In connection with our audit of such financial statements, we have also audited the related financial statement schedule for the years ended December 31, 1999, 1998 and 1997 on page F-31.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

\s\ WEAVER AND TIDWELL, L.L.P.
------------------------------
WEAVER AND TIDWELL, L.L.P.

Dallas, Texas
April 5, 2000

                                  GULFWEST OIL COMPANY AND SUBSIDIARIES
                             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                               BALANCE                                             BALANCE
                                            AT BEGINNING                                            AT END
                                                 OF             PROVISIONS/     RECOVERIES/           OF
DESCRIPTION                                    PERIOD            ADDITIONS      DEDUCTIONS          PERIOD
-----------                                    ------            ---------      ----------          ------
For the year ended

  December 31, 1997:
   Accounts  and notes  receivable
   related parties                      $       446,948       $    1,282       $               $     448,230
                                        ===============       ==========       =============   =============
   Valuation allowance for
   deferred tax assets                  $     1,108,937       $  534,619       $               $   1,643,556
                                        ===============       ==========       =============   =============
 For the year ended
  December 31, 1998:
   Accounts  and notes  receivable
   related parties                      $       448,230       $  252,000       $               $     700,230
                                        ===============       ==========       =============   =============
   Valuation allowance for
   deferred tax assets                  $     1,643,556       $2,810,241       $               $   4,453,797
                                        ===============       ==========       =============   =============
For the year ended
  December 31, 1999:
   Accounts and notes receivable -
   related parties                      $       700,230       $                $               $     700,230
                                        ===============       ==========       =============   =============
   Valuation allowance for
   deferred tax assets                  $     4,453,797       $  621,076       $               $   5,074,873
                                        ===============       ==========       =============   =============

                                                                    Exhibit 22.1

                         Subsidiaries of the Registrant

     GulfWest has six wholly-owned subsidiaries, all Texas corporations or companies:

     1. GulfWest Oil & Gas Company was organized February 18, 1999 and is the owner of record of interests in certain properties located in Colorado and Texas.

     2. SETEX Oil and Gas Company ("SETEX") was organized August 11, 1998 and operates oil and natural gas properties in which the Company owns majority working interests.

     3. LTW Pipeline Co. ("LTW") was organized April 19, 1999 to be the owner and operator of natural gas gathering systems and pipelines, and to market the natural gas produced by the Company's properties.

     4. VanCo Well Service, Inc. ("VanCo") was organized September 5, 1996 and operates well servicing equipment for the Company and under contracts with third parties.

     5. Southeast Texas Oil and Gas Company, L.L.C. ("Setex LLC")was acquired September 1, 1998 and is the owner of record of interests in certain oil and natural gas properties located in four counties in South and East Texas.

     6. GulfWest Texas Company ("GW Texas") was organized September 23, 1996 and is the owner of record of interests in certain properties located in the Vaughn Field, Crockett County Texas (the "Vaughn Field").

     7. DutchWest Oil Company ("DutchWest") was organized July 28, 1997 and is the owner of record of interests in certain oil and natural gas properties located in Hardin and Polk Counties, Texas.