Form 10-Q
period 2000-03-31
GULFWEST OIL CO
filed 2000-05-12
CIK 813779

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                                  YES X NO ____


The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, May 8, 2000, was 16,645,336 shares of Class A Common Stock, $.001 par value.

                              GULFWEST OIL COMPANY

                         FORM 10-Q FOR THE QUARTER ENDED

                                 MARCH 31, 2000

                                                                     Page of
                                                                    Form 10-Q

Part I:  Financial Statements

Item 1.      Financial Statements

               Consolidated Balance Sheets, March 31, 2000,
                 and December 31, 1999                                  3
               Consolidated Statements of Operations-for the three
                 months ended March 31, 2000, and 1999                  5
               Consolidated Statements of Cash Flows-for the three
                 months ended March 31, 2000, and 1999                  6
             Notes to Consolidated Financial Statements                 7

Item 2.      Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                          8

Part II:     Other Information

Item 4.      Submission of Matters to a Vote of Security Holders        11

Item 6.      Exhibits and Reports on 8-K                                11

Signatures                                                              12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
-------  ---------------------

                              GULFWEST OIL COMPANY

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

                                     ASSETS

                                                                           March 31,          December 31,
                                                                             2000                 1999
                                                                        ----------------    ------------------
CURRENT ASSETS:
  Cash and cash equivalents                                             $      120,984      $       287,300
  Accounts Receivable - trade, net of allowance for doubtful
   accounts of -0- in 2000 and 1999                                          1,368,723              990,402
  Prepaid expenses                                                              95,662               79,763
                                                                         ----------------    ------------------
          Total current assets                                               1,585,369            1,357,465
                                                                         ----------------    ------------------

OIL AND GAS PROPERTIES,
  using the successful efforts method of accounting                         20,862,405           20,083,696

OTHER PROPERTY AND EQUIPMENT                                                 1,458,345            1,358,400
  Less accumulated depreciation, depletion,
    and amortization                                                        (3,053,069)          (2,940,191)
                                                                        ----------------    ------------------
  Net oil and gas properties and
    other property and equipment                                            19,267,681           18,501,905
                                                                        ----------------    ------------------
DEPOSITS                                                                        27,638               27,638
INVESTMENTS                                                                    122,785              122,785
DEBT ISSUE COST                                                                232,422
                                                                        ----------------    ------------------
TOTAL ASSETS                                                            $   21,235,895      $    20,009,793
                                                                        ================    ==================







The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST OIL COMPANY

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                March 31,           December 31,
                                                                                  2000                  1999
                                                                            ------------------    -----------------

CURRENT LIABILITIES
  Notes payable                                                               $      444,882      $      250,000
  Notes payable - related parties                                                     50,000             750,000
  Current portion of long-term debt                                                2,431,567           2,114,251
  Current portion of long-term debt - related parties                                259,381             234,355
  Accounts payable - trade                                                         1,465,760             839,129
  Accrued expenses                                                                   610,682             462,956
                                                                            ------------------    -----------------
    Total current liabilities                                                      5,262,272           4,650,691
                                                                            ------------------    -----------------
LONG-TERM DEBT, net of current portion                                            10,947,307          11,040,744
                                                                            ------------------    -----------------
LONG-TERM DEBT, RELATED PARTIES                                                      278,259             263,574
                                                                            ------------------    -----------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock                                                                         88                  88
  Common stock                                                                        16,230              15,697
  Additional paid-in capital                                                      22,089,668          21,321,909
  Retained deficit                                                               (17,205,455)        (17,130,436)
  Long-term accounts and notes receivable - related
   parties, net of allowance for doubtful accounts of
   $700,230 in 2000 and 1999                                                        (152,474)           (152,474)
                                                                            ------------------    -----------------
         Total stockholders' equity                                                4,748,057           4,054,784
                                                                            ------------------    -----------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                         $    21,235,895        $ 20,009,793
                                                                            ==================    =================




The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST OIL COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                                 2000                 1999
                                                                            ----------------    -----------------
OPERATING REVENUES
  Oil and gas sales                                                         $     1,500,437     $         210,531
  Well servicing revenues                                                            74,010                27,607
  Operating overhead and other income                                                44,009                35,103
                                                                            ----------------    -----------------
                                                                                  1,618,456               273,241
                                                                            ----------------    -----------------
OPERATING EXPENSES
  Lease operating expenses                                                          673,877              238,483
  Cost of well servicing operations                                                  87,446               45,685
  Depreciation, depletion and amortization                                          182,071              110,706
  General and administrative                                                        366,837              464,134
                                                                            ----------------    -----------------
                                                                                  1,310,231              859,008
                                                                            ----------------    -----------------

INCOME (LOSS) FROM OPERATIONS                                                       308,225             (585,767)

OTHER INCOME AND EXPENSE
  Interest expense                                                                 (383,380)            (202,541)
  Gain on sale of assets                                                              4,827                4,902
                                                                            ----------------    -----------------
LOSS BEFORE INCOME TAXES                                                            (70,328)            (783,406)

INCOME TAXES                                                                         -                   -
                                                                            ----------------    -----------------

NET LOSS                                                                            (70,328)            (783,406)

DIVIDENDS ON PREFERRED STOCK
(PAID 2000 - $4,691; 1999 - $1,013)                                                  -                  (104,202)
                                                                            ----------------    -----------------
NET LOSS AVAILABLE TO COMMON
SHAREHOLDERS                                                                        (70,328)    $       (887,608)

                                                                            ================    =================
LOSS PER COMMON SHARE -
BASIC AND DILUTED                                                           $          (.00)    $           (.28)
                                                                            ================    =================



The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST OIL COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                                       2000                1999
                                                                                  ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                        $      (70,328)     $      (783,406)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
            Depreciation, depletion,and amortization                                     182,071              110,766
            Common stock and warrants issued and charged to operations                    13,600               75,000
            (Gain) on sale of assets                                                      (4,827)              (4,902)
            (Increase) decrease in accounts receivable - trade, net                     (378,321)            (175,011)
            (Increase) decrease in inventory                                                -                   8,374
            (Increase) decrease in prepaid expenses                                      (15,899)                 437
            Increase (decrease) in accounts payable and accrued expenses                 774,357              (29,291)
            (Increase) decrease in deposits                                                 -                 (10,338)
                                                                                  ----------------    ----------------
               Cash provided by (used in) operating activities                           500,653             (808,371)
                                                                                  ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
            Proceeds from sale of property and equipment                                   7,750               21,250
            Purchase of property and equipment                                          (830,716)            (288,660)
                                                                                  ----------------    ----------------
                Net cash used in investing activities                                   (822,966)            (267,410)
                                                                                  ----------------    ----------------
         CASH FLOWS FROM FINANCING ACTIVITIES:
            Payments on debt                                                            (291,581)             (61,933)
            Proceeds from debt issuance                                                  680,000              900,000
            Debt issue cost                                                             (232,422)                -
            Dividends paid                                                                  -                  (1,013)
                                                                                  ----------------    ----------------
                Net cash provided by financing activities                                155,997              837,054
                                                                                  ----------------    ----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (166,316)            (238,727)

CASH AND CASH EQUIVALENTS, beginning of period                                           287,300              204,307
                                                                                  ----------------    ----------------

CASH AND CASH EQUIVALENTS, end of period                                          $      120,984      $       (34,420)
                                                                                  ================    ================

CASH PAID FOR INTEREST                                                            $      198,912      $       123,853
                                                                                  ================    ================



The Notes to Consolidated Financial Statements are an integral part of these statements.

                      GULFWEST OIL COMPANY AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

1. During interim periods, GulfWest Oil Company ("the Company") follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report when reviewing interim financial results.

2. The accompanying financial statements include the Company and its wholly-owned subsidiaries: VanCo Well Service, Inc. ("Vanco"), GulfWest Texas Company ("GWT") both formed in 1996; DutchWest Oil Company ("DutchWest") formed in 1997; Southeast Texas Oil and Gas Company, L.L.C. ("Setex LLC") acquired September 1, 1998; SETEX Oil and Gas Company ("SETEX") formed August 11, 1998; GulfWest Oil & Gas Company ("GulfWest O&G") formed February 8, 1999; and LTW Pipeline Co. ("LTW") formed April 19, 1999. All material intercompany transactions and balances are eliminated upon consolidation.

3. In management's opinion, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations, and the statements of cash flows of GulfWest Oil Company for the interim periods.

4.       Non-cash Investing and Financing

         During the three month period ended March 31, 2000, the Company acquired $120,053 of other property and equipment through notes payable to financial institutions and related parties. In addition, 50 shares of preferred stock, along with unpaid dividends of $4,961, were converted to 32,990 shares of common stock and $750,000 in debt to a director was converted to 500,000 shares of common stock.

5. In a subsequent event, on April 5, 2000, the Company entered into an agreement with Aquila Energy Capital, an energy lender ("Aquila") to provide $19,302,000 in financing, of which $12,900,000 was funded at closing. The proceeds were used to retire existing debt, including accrued interest, of $10,234,977; acquire oil and gas properties in Zavala County, Texas for $2,300,000, including $3,266 in cash paid by the Company and 200,000 shares of the Company's common stock; and, to acquire additional interests in the Madisonville Field, Texas, including the release of a 15% net profits interest by the Partnership, for $368,289. The lender agreed to provide an additional $6,000,000 in development capital to be used for development projects on the Company's existing properties, as identified by the Company and approved by the lender. The remaining $402,000 will be used for costs associated with closing the loan.
        The loan is secured by substantially all of the Company's interests in oil and gas properties, bears interest at prime plus 3.5% and matures May 29, 2004. Monthly payments as to principal and interest are from an 85% net revenue interest in the secured properties. The lender retains a 7% overriding royalty interest with payments commencing after the loan is paid in full.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
-------  ------------------------------------
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ------------------------------------------------

Overview

         GulfWest Oil Company ("GulfWest" or the "Company") is primarily engaged in the acquisition, development, exploitation, exploration and production of crude oil and natural gas. The Company is focused on increasing production from its existing oil and gas properties, acquiring additional interests in oil and gas properties and the further exploitation, exploration and development of its oil and gas assets. The Company's gross revenues are derived from the following sources:

     1. Oil and gas sales that are proceeds from the sale of crude oil and natural gas production to midstream purchasers;

     2. Operating overhead consisting of fees earned from other working interest owners for operating oil and gas properties; and,

     3. Well servicing revenues that are earnings from the operation of well servicing equipment under contract to third party operators.

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

Three-Month Period Ended March 31, 2000 compared to Three Month Period Ended March 31, 1999.

Revenues

         Oil and Gas Sales. Revenues from the sale of crude oil and natural gas for the first quarter increased 613% from $210,500 in 1999 to $1,500,400 in 2000. This was due to increased oil and gas production, higher oil and gas prices and acquisitions of additional properties.

         Well Servicing Revenues. Revenues from well servicing operations increased by 168% from $27,600 in 1999 to $74,000 in 2000. This increase was due to higher rig utilization on operated properties where the Company has working interest partners.

         Operating Overhead and Other Income. Revenues from the operating of properties increased 25% from $35,100 in 1999 to $44,000 in 2000. This increase was due to a slightly larger operation of wells for other working interest owners.

Costs and Expenses

         Lease Operating Expenses. Lease operating expenses increased 183% from $238,500 in 1999 to $673,900 in 2000, due to the acquisitions of additional properties, expanded oil and gas production, and the costs related to such production.

         Cost of Well Servicing Operations. Well servicing expenses increased 91% from $45,700 in 1999 to $87,400 in 2000. This was due to higher rig utilization on operated properties where the Company has working interest partners.

         Depreciation, Depletion and Amortization (DD&A). DD&A increased 64% from $110,700 in 1999 to $182,100 in 2000, due to significantly higher production resulting from successful field development activities and acquisitions.

         General and Administrative (G&A) Expenses. G&A expenses decreased 21% for the period from $464,100 in 1999 to $366,900 in 2000. During the period in 1999, the Company had expenses associated with the consolidation of its offices to Houston and non-cash expenses from the issuance of director options that it did not have during the period in 2000.

         Interest Expense. Interest expense increased 89% from $202,500 in 1999 to $383,400 in 2000, primarily due to interest on debt associated with additional acquisitions.

Financial Condition and Capital Resources

         At March 31, 2000, the Company's current liabilities exceeded its current assets by $3,676,903 and the Company was either past due or in default of certain of its debt agreements. Further, the Company has experienced significant recurring net losses.

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

         No matter was submitted to a vote of security holders of the Company during the first quarter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
-------  ---------------------------------

     (a) Exhibits -

     Number Description

     *3.1 Articles of Incorporation of the Registrant and Amendments thereto.

     *3.2 Bylaws of the Registrant.

     #10.1 GulfWest Oil Company 1994 Stock Option and Compensation Plan, amended and restated as of April 15, 1998 and approved by the shareholders on May 28, 1998.

     ---------------

     * Previously filed with the Company's Registration Statement (on Form S-1, Reg. No. 33-53526), filed with the Commission on October 21, 1992.

     # Previously  filed with the Company's  Definitive  Proxy  Statement  dated
       April 24, 1998, filed with the Commission on April 24, 1998.

     (b) Form 8-K -

         Current Report on Form 8-K dated December 31, 1999, filed with the Commission on January 10, 2000.

                                                     SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            GULFWEST OIL COMPANY
                                               (Registrant)



Date:  May 8, 2000                          By: /s/ Thomas R. Kaetzer
                                               ----------------------
                                               Thomas R. Kaetzer
                                               President

Date:  May 8, 2000                          By: /s/ Jim C. Bigham
                                               ------------------
                                               Jim C. Bigham
                                               Executive Vice President
                                               and Secretary

Date:  May 8, 2000                          By: /s/ Richard L. Creel
                                               ---------------------
                                               Richard L. Creel
                                               Vice President of Finance
                                       12