Form 10-Q
period 2000-06-30
GULFWEST OIL CO
filed 2000-08-09
CIK 813779

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                                  YES X NO ____

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, August 8, 2000, was 17,885,041 shares of Class A Common Stock, $.001 par value.

                              GULFWEST OIL COMPANY

                         FORM 10-Q FOR THE QUARTER ENDED
                                  JUNE 30, 2000


                                                                       Page of
                                                                      Form 10-Q

Part I:  Financial Statements

Item 1.  Financial Statements
           Consolidated Balance Sheets, June 30, 2000
             and December 31, 1999                                        3
           Consolidated Statements of Operations-for the three
             months and six months ended June 30, 2000, and 1999          5
           Consolidated Statements of Cash Flows-for the six
             months ended June 30, 2000, and 1999                         6
           Notes to Consolidated Financial Statements                     7

Item 2.    Management's Discussion and Analysis
             of Financial Condition and Results of Operations             9

Part II:   Other Information

Item 4.    Submission of Matters to a Vote of Security Holders            12

Item 5.    Other Information                                              12

Item 6.    Exhibits and Reports on 8-K                                    12

Signatures                                                                13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
-------  ---------------------

                              GULFWEST OIL COMPANY
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

                                     ASSETS

                                                                              June 30,                December 31,
                                                                                2000                      1999
                                                                        ----------------------    ----------------------
                                                                        ----------------------    ----------------------

CURRENT ASSETS:
  Cash and cash equivalents                                             $        305,508          $         287,300
  Accounts Receivable - trade, net of allowance for doubtful
     accounts of -0- in 2000 and 1999                                          1,745,739                    990,402
  Prepaid expenses                                                                49,970                     79,763

                                                                        ----------------------    ----------------------
          Total current assets                                                 2,101,217                  1,357,456

OIL AND GAS PROPERTIES,
  using the successful efforts method of accounting                           24,814,578                 20,083,696

OTHER PROPERTY AND EQUIPMENT                                                   1,849,644                  1,358,400
  Less accumulated depreciation, depletion
     and amortization                                                         (3,301,955)                (2,940,191)
                                                                        ----------------------    ----------------------

  Net oil and gas properties, and
     other property and equipment                                             23,362,267                 18,501,905
                                                                        ----------------------    ----------------------

DEPOSITS                                                                          27,638                     27,638
INVESTMENTS                                                                      122,785                    122,785
DEBT ISSUE COST                                                                  476,909
                                                                        ----------------------    ----------------------

TOTAL ASSETS                                                            $     26,090,816          $      20,009,793
                                                                        ======================    ======================










The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST OIL COMPANY
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              June 30,               December 31,
                                                                                2000                     1999
                                                                        ---------------------    ---------------------

CURRENT LIABILITIES
  Notes payable                                                           $        225,182       $          250,000
  Notes payable - related parties                                                  200,000                  750,000
  Current portion of long-term debt                                              3,879,855                2,114,251
  Current portion of long-term debt - related parties                              261,454                  234,355
  Accounts payable - trade                                                       1,664,822                  839,129
  Accrued expenses                                                                 319,450                  462,956
                                                                        ---------------------    ---------------------

          Total current liabilities                                              6,550,763                4,650,691
                                                                        ---------------------    ---------------------

LONG-TERM DEBT, net of current portion                                          13,430,731               11,040,744
                                                                        ---------------------    ---------------------

LONG-TERM DEBT, RELATED PARTIES                                                    252,969                  263,574
                                                                        ---------------------    ---------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock                                                                       80                       88
  Common stock                                                                      17,885                   15,697
  Additional paid-in capital                                                    23,178,900               21,321,909
  Retained deficit                                                             (17,195,570)             (17,130,436)
  Long-term accounts and notes receivable - related parties, net of allowance for doubtful accounts of $700,230 in
    2000 and 1999                                                                 (144,942)                (152,474)
                                                                        ---------------------    ---------------------
             Total stockholders' equity                                          5,856,353                4,054,784
                                                                        ---------------------    ---------------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                    $       26,090,816       $       20,009,793
                                                                        =====================    =====================




The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST OIL COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                     Three Months                             Six Months
                                                                    Ended June 30,                          Ended June 30,
                                                                 2000               1999               2000                1999
                                                           -----------------    -------------    -----------------    -------------

OPERATING REVENUES
  Oil and gas sales                                        $     1,930,127      $ 363,139        $    3,430,564        $   573,670
  Well servicing revenues                                           97,251         15,884               171,261             43,491
  Operating overhead and other income                               96,699         28,365               140,708             63,468
                                                           -----------------    -------------    -----------------    -------------
                                                                 2,124,077        407,388             3,742,533            680,629
                                                           -----------------    -------------    -----------------    -------------

OPERATING EXPENSES
  Lease operating expenses                                         746,690        244,315             1,420,567            482,798
  Cost of well servicing operations                                 95,884         38,572               183,330             84,257
  Depreciation, depletion and amortization                         299,368        112,802               481,439            223,508
  General and administrative                                       377,841        579,772               744,678          1,043,936
                                                           -----------------    -------------    -----------------    -------------
                                                                 1,519,783        975,461             2,830,014          1,834,499
                                                           -----------------    -------------    -----------------    -------------
INCOME (LOSS) FROM OPERATIONS                                      604,294       (568,073)             912,519         (1,153,870)
                                                           -----------------    -------------    -----------------    -------------
OTHER INCOME AND EXPENSE
  Interest Income                                                   15,247            145               15,247                173
  Interest expense                                                (538,855)      (217,084)            (922,235)          (419,625)
  Gain on sale of assets                                             1,500            180                6,327              5,082
                                                           -----------------    -------------    -----------------    -------------
INCOME (LOSS) BEFORE INCOME TAXES                                   82,186       (784,832)              11,858         (1,568,240)

INCOME TAXES
                                                           -----------------    -------------    -----------------    -------------
NET INCOME (LOSS)                                                   82,186       (784,832)              11,858         (1,568,240)

DIVIDENDS ON PREFERRED STOCK
(PAID 2000 - $76,992; 1999 - $ 0-)                                               (160,848)                               (329,542)
                                                           -----------------    -------------    -----------------    -------------

NET INCOME (LOSS) AVAILABLE TO
COMMON SHAREHOLDERS                                        $       82,186       $(945,680)       $      11,858        $(1,897,782)
                                                           =================    =============    =================    =============

LOSS PER COMMON SHARE -
BASIC AND DILUTED                                          $          .00       $    (.29)       $         .00        4      (.59)
                                                           =================    =============    =================    =============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST OIL COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                          2000                1999
                                                                                    -----------------   -----------------
                                                                                    -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                 $       11,858       $   (1,568,240)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation, depletion, and amortization                                            481,439              223,508
      Common stock and warrants issued and charged to operations                            13,600              224,650
      (Gain) on sale of assets                                                              (6,327)              (5,082)
      Other non-operating (income)                                                          (5,780)
      (Increase) decrease in accounts receivable - trade, net                             (925,135)            (341,865)
      (Increase) decrease in prepaid expenses                                               29,793               (7,402)
      Increase (decrease) in accounts payable and accrued expenses                       1,006,862              105,735
      (Increase) decrease in deposits                                                                           (10,338)
                                                                                    -----------------   -----------------
         Net cash provided by (used in) operating activities                               606,310           (1,379,034)
                                                                                    -----------------   -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of property and equipment                                           9,250               21,430
      Purchase of property and equipment                                                (2,026,327)            (522,046)
                                                                                    -----------------   -----------------
         Net cash used in investing activities                                          (2,017,077)            (500,616)
                                                                                    -----------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase in non-operating receivables                                                 50,000
      Proceeds from subscription of common stock                                           557,878             700,000
      Payments on debt                                                                    (603,071)           (179,990)
      Proceeds from debt issuance                                                        1,739,510           1,451,200
      Debt issue cost                                                                     (315,342)
                                                                                    -----------------   -----------------
         Net cash provided by financing activities                                       1,428,975           1,971,210
                                                                                    -----------------   -----------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            18,208              91,560

CASH AND CASH EQUIVALENTS, beginning of period                                             287,300             204,307
                                                                                    -----------------   -----------------
CASH AND CASH EQUIVALENTS, end of period                                            $      305,508       $     295,867
                                                                                    =================   =================
CASH PAID FOR INTEREST                                                              $     538,673        $     115,778
                                                                                    =================   =================




The Notes to Consolidated Financial Statements are an integral part of these statements.

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 2000 AND 1999 UNAUDITED)

1. During interim periods, GulfWest Oil Company ("the Company") follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report when reviewing interim financial results.

2. The accompanying financial statements include the Company and its wholly-owned subsidiaries: RigWest Well Service, Inc. ("RigWest"), formerly VanCo Well Service, Inc., formed September 5, 1996; GulfWest Texas Company ("GWT") formed September 23, 1996; DutchWest Oil Company ("DutchWest") formed July 28, 1997; Southeast Texas Oil and Gas Company, L.L.C. ("Setex LLC") acquired September 1, 1998; SETEX Oil and Gas Company ("SETEX") formed August 11, 1998; GulfWest Oil & Gas Company ("GulfWest O&G") formed February 8, 1999; and LTW Pipeline Co. ("LTW") formed April 19, 1999. All material intercompany transactions and balances are eliminated upon consolidation.

3. In management's opinion, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations, and the statements of cash flows of GulfWest Oil Company for the interim periods.

4.       Non-cash Investing and Financing

         During the six month period ended June 30, 2000, the Company acquired $3,287,963 in property and equipment through notes payable to financial institutions and related parties of $2,811,965, in exchange of accounts receivable of $169,798 and by issuing 200,000 shares of common stock valued at $306,200. In addition, accounts payable and accrued expenses decreased $312,791, debt issue costs increased $192,000 and non-operating receivables increased $50,000 through notes payable to financial institutions. During the period, 815 shares of preferred stock, along with unpaid dividends of $76,992, were converted to 538,322 shares of common stock, notes payable of $900,000 (including $750,000 to a director) were converted to 700,000 shares of common stock and accounts payable of $4,352 were converted to 6,000 shares of common stock. Also, related party receivables of $7,532 were exchanged for accounts payable.

5. On April 5, 2000, the Company entered into an agreement with an energy lender (the "April 2000 Financing") to provide $19,302,000 in financing, of which $12,900,000 was funded at closing. An additional $6,000,000 in development capital will be funded for development projects on the Company's existing properties, as identified by the Company and approved by the lender. The proceeds funded at closing were used to retire existing debt, including accrued interest, of $10,234,977; acquire oil and gas properties in Zavala County, Texas for $2,300,000, including $3,266 in cash paid by the Company and 200,000 shares of the Company's common stock; and, acquire additional interests in the Madisonville Field, Texas, including the release of a 15% net profits interest by a former lender, for $368,289. The remaining $402,000 was used for costs associated with closing the loan. The loan is secured by substantially all of the Company's interests in oil and gas properties, bears interest at prime plus 3.5% and matures May 29, 2004. Monthly payments as to principal and interest are from an 85% net revenue interest in the secured properties. The lender retains a 7% overriding royalty interest with payments commencing after the loan is paid in full.

6. As a result of the April 2000 Financing, the Company entered into an agreement with the energy lender, commencing in May 2000, to hedge a portion of its oil and gas sales for the period of May 2000 through April 2004. The agreement calls for initial volumes of 7,900 barrels of oil and 52,400 Mcf of gas per month, declining monthly thereafter. As a result of this agreement, the Company realized a loss of $183,659 for the three-month period ended June 30, 2000, which is included in oil and gas sales.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
-------  ------------------------------------
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ------------------------------------------------

Overview
--------

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

Results of Operations
---------------------

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

Three-Month Period Ended June 30, 2000 compared to Three Month Period Ended June 30, 1999.

Revenues

         Oil and Gas Sales. Revenues from the sale of crude oil and natural gas for the first quarter increased 432% from $363,100 in 1999 to $1,930,100 in 2000. This was due to increased oil and gas production from development projects, higher oil and gas prices, and acquisitions of additional properties.

         Well Servicing Revenues. Revenues from well servicing operations increased by 512% from $15,900 in 1999 to $97,300 in 2000. This increase was due to higher rig utilization on operated properties where the Company has working interest partners and increased work for third parties.

         Operating Overhead and Other Income. Revenues from the operating of properties increased 240% from $28,400 in 1999 to $96,700 in 2000. This increase was due to a larger operation of wells for other working interest owners.

Costs and Expenses

         Lease Operating Expenses. Lease operating expenses increased 206% from $244,300 in 1999 to $746,700 in 2000, due to the acquisitions of additional properties, expanded oil and gas production, and the costs related to such production.

         Cost of Well Servicing Operations. Well servicing expenses increased 148% from $38,600 in 1999 to $95,900 in 2000. This was due to higher rig utilization on operated properties where the Company has working interest partners and increased work for third parties.

         Depreciation, Depletion and Amortization (DD&A). DD&A increased 165% from $112,800 in 1999 to $299,400 in 2000, due to significantly higher production resulting from successful field development activities and acquisitions.

     General and Administrative (G&A) Expenses. G&A expenses decreased 35% for the period from $579,800 in 1999 to $377,800 in 2000. The Company had non-recurring expenses in 1999 consisting of costs associated with the consolidation of its offices to Houston and non-cash charges of approximately $114,000 related to the issuance of stock and warrants.

         Interest Expense. Interest expense increased 148% from $217,100 in 1999 to $538,900 in 2000, due to interest on debt associated with additional acquisitions and higher borrowing rates.

Six-Month Period Ended June 30, 2000 compared to Six-Month Period Ended June 30, 1999.

Revenues

         Oil and Gas Sales. Revenues from the sale of crude oil and natural gas for the period increased 498% from $573,700 in 1999 to $3,430,600 in 2000. This was due to increased oil and gas production from development projects, higher oil and gas prices, and acquisitions of additional properties.

         Well Servicing Revenues. Revenues from well servicing operations increased by 294% from $43,500 in 1999 to $171,300 in 2000. This increase was due to higher rig utilization on operated properties where the Company has working interest partners and increased work for third parties.

         Operating Overhead and Other Income. Revenues from the operating of properties increased 122% from $63,500 in 1999 to $140,700 in 2000. This increase was due to a larger operation of wells for other working interest owners.

Costs and Expenses

         Lease Operating Expenses. Lease operating expenses increased 194% from $482,800 in 1999 to $1,420,600 in 2000, due to the acquisitions of additional properties, expanded oil and gas production, and the costs related to such production.

         Cost of Well Servicing Operations. Well servicing expenses increased 117% from $84,300 in 1999 to $183,300 in 2000. This was due to higher rig utilization on operated properties where the Company has working interest partners and increased work for third parties.

         Depreciation, Depletion and Amortization (DD&A). DD&A increased 115% from $223,500 in 1999 to $481,400 in 2000, due to significantly higher production resulting from successful field development activities and acquisitions.

     General and Administrative (G&A) Expenses. G&A expenses decreased 29% for the period from $1,044,000 in 1999 to $744,700 in 2000. The Company had non-recurring expenses in 1999 consisting of costs associated with the consolidation of its offices to Houston and non-cash charges of approximately $211,000 related to the issuance of stock and warrants.

         Interest Expense. Interest expense increased 120% from $419,600 in 1999 to $922,200 in 2000, due to interest on debt associated with additional acquisitions and higher borrowing rates.

Financial Condition and Capital Resources
-----------------------------------------

         Management has defined a tactical and strategic business plan to (1) use its existing assets to achieve and sustain positive cash flow, and (2) identify and evaluate additional development and acquisition opportunities to further grow the Company. Following are steps management has taken and is proceeding with as part of its business plan:

         The April 2000 Financing provided the Company $19,302,000 in financing, of which $12,900,000 was funded at closing. An additional $6,000,000 in development capital will be funded for development projects on the Company's existing properties, as identified by the Company and approved by the lender. The proceeds funded at closing were used to retire existing debt, including accrued interest, of $10,234,977; acquire oil and gas properties in Zavala County, Texas for $2,300,000, including $3,266 in cash paid by the Company and 200,000 shares of the Company's common stock; and, acquire additional interests in the Madisonville Field, Texas, including the release of a 15% net profits interest by a former lender, for $368,289. The remaining $402,000 was used for costs associated with closing the loan. The loan is secured by substantially all of the Company's interests in oil and gas properties, bears interest at prime plus 3.5% and matures May 29, 2004. Monthly payments as to principal and interest are from an 85% net revenue interest in the secured properties. The lender retains a 7% overriding royalty interest with payments commencing after the loan is paid in full.

         The Company is proceeding with its development plan to be funded by the April 2000 Financing. This plan should significantly increase production and allow the Company to meet its debt obligations and attain additional growth. However, adverse changes in prices of oil and gas and/or the inability of the Company to continue to raise the money necessary to further develop existing reserves or acquire new reserves could have a severe impact on the Company.

         In a subsequent event, the Company plans to complete an ongoing private offering, with the sale of 1,000,000 shares of its common stock for proceeds of $750,000. The proceeds will be used for the conversion of debt, working capital and development capital.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

                  The annual meeting of shareholders was held on May 25, 2000, at which the only matter submitted to a vote was the election of directors. Seven candidates were presented by the Board of Directors:
         Anthony P. Towell, J. Virgil Waggoner, John E. Loehr, Marshall A. Smith III, Thomas R. Kaetzer, Jim C. Bigham and Steven M. Morris. Of the 16,645,336 outstanding shares of common stock, there were 15,240,502 (91.6%) present, in person or by proxy, and entitled to be voted at the meeting. 15,224,087 votes were cast for each of the nominees for director (except for Mr. Bigham for whom 400 votes were withheld), which, in all cases, was more than a majority of the shares represented at the meeting. All seven candidates were declared duly and validly elected members of the Board of Directors, each to serve until the next annual meeting of shareholders or until his respective successor has been elected and qualified.

ITEM 5.  OTHER INFORMATION
------   -----------------

                  Effective March 31, 2000, the Company entered into a Registration Rights Agreement with a director and significant shareholder, pursuant to which the Company granted one-time demand registration rights for up to 5,000,000 shares previously acquired by the shareholder in exchange for conversion of $750,000 debt to 500,000 shares of common stock.

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

         (b)      Form 8-K -

                  Current Report on Form 8-K dated April 5, 2000, filed with the Commission on April 5, 2000.

                                                     SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            GULFWEST OIL COMPANY
                                                  (Registrant)



Date:  August 9, 2000                    By: /s/ Thomas R. Kaetzer
                                             -----------------------
                                             Thomas R. Kaetzer
                                             President

Date:  August 9, 2000                    By: /s/ Jim C. Bigham
                                             -----------------------
                                             Jim C. Bigham
                                             Executive Vice President
                                             and Secretary

Date:  August 9, 2000                    By: /s/ Richard L. Creel
                                             -----------------------

                                             Richard L. Creel
                                             Vice President of Finance