Form 10-Q
period 2000-09-30
GULFWEST OIL CO
filed 2000-11-09
CIK 813779

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        for the transition period from to

                         Commission file number 1-12108

                              GULFWEST OIL COMPANY
             (Exact name of Registrant as specified in its charter)

        Texas                                                        87-0444770
(State or other jurisdiction                                      (IRS Employer
     of incorporation)                                       Identification No.)

397 North Sam Houston Parkway East
          Suite 375
        Houston, Texas                                                77060
(Address of principal executive offices)                            (zip code)

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

                                  YES X NO ____

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, November 8, 2000, was 18,445,041 shares of Class A Common Stock, $.001 par value.

                              GULFWEST OIL COMPANY

                         FORM 10-Q FOR THE QUARTER ENDED
                               SEPTEMBER 30, 2000


                                                                       Page of
                                                                      Form 10-Q

Part I:           Financial Information

Item 1.           Financial Statements
                  Consolidated Balance Sheets, September 30, 2000
                   and December 31, 1999                                     3
                  Consolidated Statements of Operations for the three
                   months and nine months ended September 30, 2000 and 1999  5
                  Consolidated Statements of Cash Flows for the nine
                    months ended September 30, 2000 and 1999                 6
                  Notes to Consolidated Financial Statements                 7

Item 2.           Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                            9

Part II:          Other Information

Item 4.           Submission of Matters to a Vote of Security Holders        12

Item 5.           Other Information                                          12

Item 6.           Exhibits and Reports on 8-K                                12

Signatures                                                                   12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
-------  ---------------------

                              GULFWEST OIL COMPANY
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

                                     ASSETS

                                                                           September 30,            December 31,
                                                                               2000                     1999
                                                                       ----------------------   ----------------------

CURRENT ASSETS:
  Cash and cash equivalents                                            $      30,740            $       287,300
  Accounts Receivable - trade, net of allowance for doubtful
     accounts of -0- in 2000 and 1999                                      1,981,487                    990,402
  Prepaid expenses                                                           132,272                     79,763
                                                                         ----------------------   ----------------------

          Total current assets                                             2,144,499                  1,357,465
                                                                         ----------------------   ----------------------

PROPERTY AND EQUIPMENT:
  Oil and gas properties,
     using the successful efforts method of accounting                    25,856,257                 20,083,696
  Other property and equipment                                             1,924,063                  1,358,400
  Accumulated depreciation, depletion
     and amortization                                                     (3,542,051)                (2,940,191)
                                                                       ----------------------   ----------------------

          Total property and equipment                                    24,238,269                 18,501,905
                                                                       ----------------------   ----------------------

OTHER ASSETS:
  Deposits                                                                    27,638                     27,638
  Investments                                                                122,785                    122,785
  Debt issue cost                                                            453,739
                                                                       ----------------------   ----------------------

          Total other assets                                                 604,162                    150,423
                                                                       ----------------------   ----------------------

TOTAL ASSETS                                                           $  26,986,930            $    20,009,793
                                                                       ======================   ======================







The Notes to Consolidated Financial Statements are an integral part of these statements.
                                       3

                              GULFWEST OIL COMPANY
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           September 30,             December 31,
                                                                                2000                     1999
                                                                        ---------------------    ---------------------

CURRENT LIABILITIES
  Notes payable                                                         $       105,182          $       250,000
  Notes payable - related parties                                               200,000                  750,000
  Current portion of long-term debt                                           4,204,235                2,114,251
  Current portion of long-term debt - related parties                           196,398                  234,355
  Accounts payable - trade                                                    1,614,085                  839,129
  Accrued expenses                                                              477,544                  462,956
                                                                        ---------------------    ---------------------

          Total current liabilities                                           6,797,444                4,650,691
                                                                        ---------------------    ---------------------

LONG-TERM DEBT, net of current portion                                       13,422,315               11,040,744
                                                                        ---------------------    ---------------------

LONG-TERM DEBT, RELATED PARTIES                                                 243,701                  263,574
                                                                        ---------------------    ---------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock                                                                    80                       88
  Common stock                                                                   18,445                   15,697
  Additional paid-in capital                                                 23,600,400               21,321,909
  Retained deficit                                                          (17,055,207)             (17,130,436)
  Long-term accounts and notes receivable - related parties, net of allowance for doubtful accounts of $700,230 in
    2000 and 1999                                                               (40,248)                (152,474)
                                                                        ---------------------    ---------------------
                                                                        ---------------------    ---------------------

          Total stockholders' equity                                          6,523,470                4,054,784
                                                                        ---------------------    ---------------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                     $   26,986,930      $        20,009,793
                                                                        =====================    =====================


The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST OIL COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                     Three Months                            Nine Months
                                                                  Ended September 30,                    Ended September 30,
                                                                 2000               1999               2000                1999
                                                           -----------------    -------------    -----------------    ------------

OPERATING REVENUES
  Oil and gas sales                                        $     2,173,680      $    792,190          5,604,244       $   1,365,860
  Well servicing revenues                                           18,318            32,621            189,579              76,112
  Operating overhead and other income                               99,850            24,676            240,558              88,144
                                                           -----------------    -------------    -----------------    -------------
     Total Operating Revenues                                    2,291,848           849,487          6,034,381           1,530,116
                                                           -----------------    -------------    -----------------    -------------

OPERATING EXPENSES
  Lease operating expenses                                         809,390           411,443          2,229,957             894,241
  Cost of well servicing operations                                 23,307            55,393            206,637             139,650
  Depreciation, depletion and amortization                         320,390           162,772            801,829             386,280
  General and administrative                                       393,964           406,933          1,138,642           1,450,869
                                                           -----------------    -------------    -----------------    -------------
     Total Operating Expenses                                   1,547,051          1,036,541          4,377,065           2,871,040
                                                           -----------------    -------------    -----------------    -------------

INCOME (LOSS) FROM OPERATIONS                                     744,797           (187,054)         1,657,316          (1,340,924)
                                                           -----------------    -------------    -----------------    -------------

OTHER INCOME AND EXPENSE
  Interest Income                                                                         19             15,247                 192
  Interest expense                                               (605,250)          (231,354)        (1,527,485)           (650,979)
  Gain on sale of assets                                              816             44,349              7,143              49,431
                                                           -----------------    -------------    -----------------    -------------
     Total Other Income and Expense                              (604,434)          (186,986)        (1,505,095)           (601,356)
                                                           -----------------    -------------    -----------------    -------------

INCOME (LOSS) BEFORE INCOME TAXES                                 140,363           (374,040)           152,221          (1,942,280)

INCOME TAXES                                               -----------------    -------------    -----------------    -------------

NET INCOME (LOSS)                                                 140,363           (374,040)           152,221          (1,942,280)

DIVIDENDS ON PREFERRED STOCK
(PAID 2000 - $76,992; 1999 - $0)                                                     (89,114)                              (418,655)
                                                           -----------------    -------------    -----------------    -------------

NET INCOME (LOSS) AVAILABLE TO
COMMON SHAREHOLDERS                                        $      140,363       $   (463,154)    $      152,221       $  (2,360,935)
                                                           =================    =============    =================    =============

INCOME (LOSS) PER COMMON SHARE -
BASIC AND DILUTED                                          $          .01       $       (.04)    $          .01       $        (.42)
                                                           =================    =============    =================    =============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST OIL COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                                          2000                1999
                                                                                    -----------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                 $       152,221      $   (1,942,280)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
          Depreciation, depletion, and amortization                                         801,829             386,280
          Common stock and warrants issued and charged to operations                         15,660             224,650
          (Gain) on sale of assets                                                           (7,143)            (49,431)
          Other non-operating (income)                                                       (5,780)
          (Increase) decrease in accounts receivable - trade, net                        (1,137,833)           (416,030)
          (Increase) decrease in prepaid expenses                                           (52,509)            (29,869)
          Increase (decrease) in accounts payable and accrued expenses                    1,257,128              36,708
          (Increase) decrease in deposits                                                                       (10,338)
                                                                                    -----------------   -----------------

               Net cash provided by (used in) operating activities                        1,023,573          (1,800,310)
                                                                                    -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Proceeds from sale and disposition of property and equipment                       14,665             150,370
          Purchase of property and equipment                                             (3,157,485)         (1,050,888)
                                                                                    -----------------   -----------------
               Net cash used in investing activities                                     (3,142,820)           (900,518)
                                                                                    -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from sale or subscription of common stock                                857,878           2,000,000
          Payments on debt                                                                 (937,294)           (512,118)
          Proceeds from debt issuance                                                     2,264,510           1,451,200
          Debt issue cost                                                                  (322,407)
                                                                                    -----------------   -----------------
               Net cash provided by financing activities                                  1,862,687           2,939,082
                                                                                    -----------------   -----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           (256,560)            238,254

CASH AND CASH EQUIVALENTS, beginning of period                                              287,300             204,307
                                                                                    -----------------   -----------------

CASH AND CASH EQUIVALENTS, end of period                                            $        30,740     $       442,561
                                                                                    =================   =================

CASH PAID FOR INTEREST                                                              $       353,220     $       376,896
                                                                                    =================   =================


The Notes to Consolidated Financial Statements are an integral part of these statements.

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2000 AND 1999 UNAUDITED)

1. During interim periods, GulfWest Oil Company ("the Company") follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report when reviewing interim financial results.

2. The accompanying financial statements include the Company and its wholly-owned subsidiaries: RigWest Well Service, Inc., formerly VanCo Well Service, Inc., formed September 5, 1996; GulfWest Texas Company formed September 23, 1996; DutchWest Oil Company formed July 28, 1997; Southeast Texas Oil and Gas Company, L.L.C. acquired September 1, 1998; SETEX Oil and Gas Company formed August 11, 1998; GulfWest Oil & Gas Company formed February 8, 1999; and LTW
        Pipeline Co. formed April 19, 1999. All material intercompany transactions and balances are eliminated upon consolidation.

3. In management's opinion, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations, and the statements of cash flows of the Company for the interim periods.

4.       Non-cash Investing and Financing

         During the nine month period ended September 30, 2000, the Company acquired $3,327,561 in property and equipment through notes payable to financial institutions and related parties of $2,851,563, in exchange of accounts receivable of $169,798 and by issuing 200,000 shares of common stock valued at $306,200. In addition, accounts payable and accrued expenses decreased $312,791, debt issue costs increased $192,000 through notes payable to financial institutions. During the period, 815 shares of preferred stock, along with unpaid dividends of $76,992, were converted to 538,322 shares of common stock, notes payable of $975,000 (including $750,000 to a director) were converted to 800,000 shares of common stock and accounts payable of $49,352 were converted to 66,000 shares of common stock. Also, related party receivables of $112,226 and accounts receivable of $26,950 were exchanged for related party notes payable of $75,000 and for accounts payable of $64,176.

5. On April 5, 2000, the Company entered into an agreement with an energy lender (the "April 2000 Financing") to provide $19,302,000 in financing, of which $12,900,000 was funded at closing. An additional $6,000,000 in development capital will be funded for development projects on the Company's existing properties, as identified by the Company and approved by the lender.

6. As a result of the April 2000 Financing, the Company entered into an agreement with the energy lender, commencing in May 2000, to hedge a portion of its oil and gas sales for the period of May 2000 through April 2004. The agreement calls for initial volumes of 7,900 barrels of oil and 52,400 Mcf of gas per month, declining monthly thereafter. As a result of this agreement, the Company realized a reduction in revenues of $427,538 for the three-month period ended September 30, 2000 ($611,197 for the nine months ended September 30, 2000), which is included in oil and gas sales.

7.      Other Stock Based Compensation Disclosures

        During the three months and nine months ended  September 30, 2000 and
        1999, the  Company   issued   exercisable   options  and   warrants  to
        employees as compensation. The Company uses the intrinsic value based method of APB 25 to measure stock based compensation. If the Company had used the fair value method required by SFAS 123, the Company's net income (loss) and per share information would approximate the following amounts:

2000                                                Three Months                           Nine Months
----                                                ------------                           -----------
                                             As Reported          Pro Forma          As Reported            Pro Forma
                                             -----------          ---------          -----------            ---------

Options and warrants issued                                         106,000                                   256,000

SFAS 123 compensation                                             $ 109,180                                 $ 194,680

APB 25 compensation

Net income (loss)                             $ 140,363           $  31,183          $    152,221           $ (42,459)

Income  (loss) per common share - basic
and diluted                                   $    0.01           $    0.00          $       0.01           $   (0.00



1999                                                Three Months                           Nine Months
----                                                ------------                           -----------
                                             As Reported          Pro Forma          As Reported              Pro Forma
                                             -----------          ---------          -----------              ---------

Options and warrants issued                                         606,754                                       606,754

SFAS 123 compensation                                             $ 155,667                                   $   155,667

APB 25 compensation

Net income (loss)                            $ (374,040)          $(529,707)          $(1,942,280)            $(2,097,947)

Income  (loss) per common share - basic
and diluted                                  $    (0.04)          $   (0.06)          $     (0.42)            $     (0.45)


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         GulfWest Oil Company ("GulfWest" or the "Company") is primarily engaged in the acquisition, development, exploitation, exploration and production of crude oil and natural gas. The Company owns an average 90% working interest in oil and gas properties located in Texas and Colorado, and currently operates 249 producing oil and gas wells. The Company estimates its proved reserves (net to the Company's interest) to be approximately 3.3 million barrels of crude oil and 22 billion cubic feet of natural gas. At September 30, 2000, the estimated present value of those reserves, discounted 10%, was approximately $50 million.

         The Company is focused on increasing production from its existing oil and gas properties through further exploitation, exploration and development, and on acquiring additional interests in oil and gas properties. The Company's gross revenues are derived from the following sources:

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

Three Month Period Ended September 30, 2000 compared to Three Month Period Ended September 30, 1999.

Revenues

         Oil and Gas Sales. Revenues from the sale of crude oil and natural gas for the third quarter increased 174% from $792,200 in 1999 to $2,173,700 in 2000. This was due to increased oil and gas production from development projects, higher oil and gas prices, and acquisitions of additional properties. The average prices received for production during the period increased 35% for oil from $19.07 per Bbl in 1999 to $25.79 per Bbl in 2000 and 53% for natural gas from an average of $2.55 per Mcf in 1999 to $3.90 per Mcf in 2000.

         Well Servicing Revenues. Revenues from well servicing operations for third parties decreased 44% from $32,600 for the period in 1999 to $18,300 for 2000. This decrease was due to higher rig utilization on properties where the Company owns 100% working interest, as part of its development program, resulting in less work for third parties.

         Operating Overhead and Other Income. Revenues from the operating of properties increased 304% from $24,700 in 1999 to $99,900 in 2000. This increase was due to a larger operation of wells for other working interest owners and a settlement on damages to properties by third party vendors.

Costs and Expenses

         Lease Operating Expenses. Lease operating expenses increased 97% from $411,400 in 1999 to $809,400 in 2000, due to the acquisitions of additional properties, expanded oil and gas production, and the costs related to such production.

         Cost of Well Servicing Operations. Well servicing expenses decreased 58% from $55,400 in 1999 to $23,300 in 2000. This decrease was due to higher rig utilization on properties where the Company owns 100% working interest, as part of its development program, resulting in less work for third parties.

         Depreciation, Depletion and Amortization (DD&A). DD&A increased 97% from $162,800 in 1999 to $320,400 in 2000, due to significantly higher production resulting from successful field development activities and acquisitions.

         Interest Expense. Interest expense increased 162% from $231,400 in 1999 to $605,300 in 2000, due to interest on debt associated with additional acquisitions and higher borrowing rates.

Nine-Month Period Ended September 30, 2000 compared to Nine Month Period Ended September 30, 1999.

Revenues

         Oil and Gas Sales. Revenues from the sale of crude oil and natural gas increased 310% from $1,365,900 in 1999 to $5,604,200 in 2000. This was due to
increased oil and gas production from development projects, higher oil and gas prices, and acquisitions of additional properties. The average prices received for production during the period increased 64% for oil from $15.60 per Bbl in 1999 to $25.64 per Bbl in 2000 and 48% for natural gas from an average of $2.25 per Mcf in 1999 to $3.34 per Mcf in 2000.

         Well Servicing Revenues. Revenues from well servicing operations for third parties increased 149% from $76,100 for the period in 1999 to $189,600 in 2000. This increase was due to higher rig utilization on operated properties where the Company has working interest partners and increased work for third parties.

         Operating Overhead and Other Income. Revenues from the operation of properties increased 173% from $88,100 in 1999 to $240,600 in 2000. This increase was due to a larger operation of wells for other working interest owners and a settlement on damages to properties by third party vendors.

Costs and Expenses

         Lease Operating Expenses. Lease operating expenses increased 149% from $894,200 in 1999 to $2,230,000 in 2000, due to the acquisitions of additional properties, expanded oil and gas production, and the costs related to such production.

         Cost of Well Servicing Operations. Well servicing expenses increased 48% from $139,600 in 1999 to $206,600 in 2000. This was due to higher rig utilization on operated properties where the Company has working interest partners and increased work for third parties.

         Depreciation, Depletion and Amortization (DD&A). DD&A increased 108% from $386,300 in 1999 to $801,800 in 2000, due to significantly higher production resulting from successful field development activities and acquisitions.

         General and Administrative (G&A) Expenses. G&A expenses decreased 22% for the period from $1,450,900 in 1999 to $1,138,600 in 2000. The Company had non-recurring expenses consisting of costs associated with the consolidation of its offices to Houston and non-cash charges of $224,700 related to the issuance of stocks and warrants in 1999 compared to $15,700 in 2000.

         Interest Expense. Interest expense increased 135% from $651,000 in 1999 to $1,527,500 in 2000, due to interest on debt associated with additional acquisitions and higher borrowing rates.

Financial Condition and Capital Resources

         Management has defined a tactical and strategic business plan to (1) use its existing assets to achieve and sustain positive cash flow, and (2) identify and evaluate additional development and acquisition opportunities to further grow the Company. Following are steps management has taken and is proceeding with as part of its business plan:

         The April 2000 Financing provided the Company $19,302,000 in financing, of which $12,900,000 was funded at closing. An additional $6,000,000 in development capital was committed for development projects on the Company's existing properties, as identified by the Company and approved by the lender. The proceeds funded at closing were used to retire existing debt, including accrued interest, of $10,234,977; acquire oil and gas properties in Zavala County, Texas for $2,300,000, including $3,266 in cash paid by the Company and 200,000 shares of the Company's common stock; and, acquire additional interests in the Madisonville Field, Texas, including the release of a 15% net profits interest by a former lender, for $368,289. The remaining $402,000 was used for costs associated with closing the loan. The loan is secured by substantially all of the Company's interests in oil and gas properties, bears interest at prime plus 3.5% and matures May 29, 2004. Monthly payments as to principal and interest are from an 85% net revenue interest in the secured properties. The lender retains a 7% overriding royalty interest with payments commencing after the loan is paid in full.

         The Company is proceeding with its development plan to be funded by the April 2000 Financing. As of November 8, 2000, the lender had approved approximately $3 million of the $6 million committed for development of the Company's properties. This plan should significantly increase production and allow the Company to meet its debt obligations and attain additional growth. However, adverse changes in prices of oil and gas and/or the inability of the Company to continue to raise the money necessary to further develop existing reserves or acquire new reserves could have a severe impact on the Company.

         During the third quarter, the Company completed a private offering of its common stock, which commenced during the second quarter of 2000. The Company issued a total of 1,509,837 shares for which it received $857,878 in cash and converted notes payable and accounts payable for $274,500. Of the converted debt, $150,000 had been received in 2000. The proceeds were used for working capital and development capital.

         On September 29, 2000, the Company entered into a Purchase and Sale Agreement for the acquisition of additional oil and gas properties located in Texas, Oklahoma and Mississippi for a purchase price of $2.9 million. A deposit of $150,000 was made that will be applied to the purchase price upon closing.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

                  None

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

                              GULFWEST OIL COMPANY
                                  (Registrant)

Date:  November 9, 2000             By: /s/ Thomas R. Kaetzer
                                       --------------------------------
                                        Thomas R. Kaetzer
                                        President

Date:  November 9, 2000             By: /s/ Jim C. Bigham
                                       -----------------------------------------
                                       Jim C. Bigham
                                       Executive Vice President and Secretary

Date:  November 9, 2000             By: /s/ Richard L. Creel
                                       -----------------------------------------
                                       Richard L. Creel
                                       Vice President of Finance