Form 10-K
period 2000-12-31
GULFWEST OIL CO
filed 2001-03-22
CIK 813779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                                       or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____ to ____.
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
Yes  X      No ___
    ------        -------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or informational statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock of the Registrant held by non-affiliates (excluding voting shares held by officers and directors) was $3,124,824 on March 20, 2001.

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock: Class A Common Stock $.001 par value: 18,445,041 shares on March 20, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE:

The registrant's definitive Proxy Statement pertaining to the 2001 Annual Meeting of Shareholders (the "Proxy Statement") and filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A is incorporated herein by reference into Part III.

                                     PART I

ITEM 1.  Business.

Our Business

         We are primarily engaged in the acquisition, development, exploitation and production of crude oil and natural gas. Our focus is on increasing production from our existing properties through further exploitation, development and exploration, and on acquiring additional interests in crude oil and natural gas properties.

         Since we made our first significant acquisition in 1993, we have substantially increased our ownership in producing properties and the value of our crude oil and natural gas reserves through a combination of acquisitions and the further exploitation and development of our properties. At December 31, 2000, our part of the estimated proved reserves these properties contain was approximately 4.6 million barrels (MBbl) of oil and 24.8 billion cubic feet
(Bcf) of natural gas with a Present Value discounted 10% (PV-10) of $124.1 million. At present, substantially all of our properties are located on land in Texas, Colorado and Oklahoma. In the future, we plan to expand by acquiring additional properties in those areas, and in similar properties located in other areas of the United States.

         Our gross revenues are derived from the following sources:

     1. Oil and gas sales that are proceeds from the sale of crude oil and natural gas production to midstream purchasers;

     2. Operating overhead and other income that consists of earnings from operating crude oil and natural gas properties for other working interest owners, and marketing and transporting natural gas. This also includes earnings from other miscellaneous activities.

     3. Well servicing revenues that are earnings from the operation of well servicing equipment under contract to other operators.

        Our operations are considered to fall within a single industry segment, which is the acquisition, development, production and servicing of crude oil and natural gas properties. See Item 7. " Management's Discussion and Analysis of Financial Condition and Results of Operations." Certain industry terms are italicized and defined in the Glossary beginning on page 27.

         Our common stock is traded over-the-counter (OTC) under the symbol "GULF".

Our Company

         We were formed as a corporation under the laws of the State of Utah in 1987 as Gallup Acquisitions, Inc., and subsequently changed our name to First Preference Fund, Inc. and then to GulfWest Energy, Inc. We became a Texas corporation by a merger effected in July 1992, in which our name became GulfWest Oil Company.

         Our principal office is located at 397 North Sam Houston Parkway East, Suite 375, Houston, Texas 77060 and our telephone number is (281) 820-1919.

GulfWest Oil Company has eight wholly owned subsidiaries, all Texas corporations or companies:

              1. GulfWest Oil & Gas Company was organized  February 18, 1999 and is the owner of record of interests in certain crude oil and natural gas properties located in Colorado and Texas.

              2. SETEX Oil and Gas Company was organized  August 11, 1998 and is the operator of crude oil and natural gas properties in which we own the majority working interest.

              3. LTW Pipeline Co. was  organized  April 19, 1999, is the owner and operator of certain natural gas gathering systems and pipelines that we own, and markets the natural gas produced from our properties.

              4. RigWest Well Service,  Inc. was organized  September 5, 1996 and operates well servicing equipment for us and under contract for other operators.

              5. Southeast  Texas Oil and Gas  Company,  L.L.C.  was  acquired by us on September 1, 1998 and is the owner of record of interests in certain crude oil and natural gas properties located in three Texas counties.

              6. DutchWest  Oil Company was  organized  July 28, 1997 and is the owner of record of interests in certain crude oil and natural gas properties located in Hardin and Polk Counties, Texas.

              7. GulfWest  Development  Company was organized  November 9, 2000 and is the owner of record of interests in certain crude oil and natural gas properties located in Texas, Oklahoma and Mississippi.

              8. GulfWest Texas Company was organized September 23, 1996 and was the owner of interests in certain crude oil and natural gas properties located in the Vaughn Field, Crockett County, Texas. Effective April 1, 2000, these properties were assigned to GulfWest Oil & Gas Company to facilitate financing.

Our Business Strategy

         We have pursued a business strategy of acquiring interests in crude oil and natural gas producing properties where production and reserves can be increased through engineering and development activities. Such activities include workovers, development drilling, recompletions, replacement or addition of equipment and waterflood or other secondary recovery techniques. We have expanded our business plan to include an increased but controlled emphasis on development drilling for additional crude oil and natural gas reserves. Key elements of our business strategy include:

         Continued Acquisition Program. We acquired six crude oil and natural gas fields in two transactions in the year 2000. We intend to continue to aggressively pursue interests in crude oil and natural gas properties (i) held by small, under-capitalized operators and (ii) being divested by larger independent and major oil and gas companies.

         Development and Exploitation of Existing Properties. We intend to increase the development of properties in which we currently own interest by expanding our engineering and geological field studies. Our intent is to increase crude oil and natural gas production and reserves of our existing assets through relatively low-risk development activities, such as workovers, recompletions, horizontal drilling from existing wellbores and infield drilling, as well as the more efficient use of production facilities and the expansion of existing waterflood operations.

         Significant Operating Control. Currently, we are the operator of all the wells in which we own working interests. This operating control enables us to better manage the nature, timing and costs of development of such wells, and the marketing of the resulting production.

         Ownership of Workover Rigs. We currently own four workover service rigs and one swabbing unit that we operate for our own account and under contract for other parties. By owning and operating this equipment, we are better able to control costs, quality of operations and availability of equipment and services. We intend to purchase additional service rigs as needed to accommodate our acquisition and development programs.

         Greater Natural Gas Ownership. At December 31, 2000, our reserves were comprised of 52% crude oil and 48% natural gas. We will continue to expand our role in the domestic natural gas industry by (i) acquiring additional interests in natural gas properties, (ii) increasing the production and reserve base of our existing natural gas properties, and (iii) acquiring ownership of more natural gas gathering systems and pipelines. We are presently focusing our workover and development efforts on both crude oil and natural gas reserves to take advantage of the higher prices of both commodities. We are also seeking to expand our ownership of gas gathering systems and pipelines located in our main field areas. Our goal is to have greater control of our natural gas transportation and marketing, and an expanded role in the transportation of natural gas produced by other parties in our area of operations.

         Expanded Exploration and Exploitation Role. Historically, we have not drilled exploratory wells due to the cost and risk associated with drilling prospective locations. However, since the end of 1998, we have acquired producing properties that have also included significant acreage for prospective oil and gas exploration. These include producing wells and acreage in Kimble, Sutton, Zavala, Refugio, Victoria, Wharton and Upshur Counties, Texas, and in Adams, Arapaho, Elbert and Weld Counties, Colorado. These acquisitions have added existing natural gas and crude oil production to our asset base and, as importantly, have provided us with immediate geological databases for drilling opportunities. We have expanded our evaluation efforts in these fields and intend to increase our development of reserves, not only through workovers of existing wells, but by drilling additional wells.


Our Employees

         At March 20, 2001, we had 59 full time salaried and contract employees, of whom 46 were field personnel.

Our Executive OfficersExecutive Officers

         See Item 10 of this report, which information is incorporated herein by reference.

ITEM 2.  Our Properties.

         At December 31, 2000, we owned an average 93% working interest in 304 gross wells (282 net wells). Gross wells are the total wells in which we own a working interest. Net wells are the sum of the fractional working interests we own in gross wells. Our part of the estimated proved reserves these properties contain was approximately 4.6 million barrels (MBbl) of oil and 24.8 billion cubic feet (Bcf) of natural gas. Substantially all of properties are located in Texas, Colorado and Oklahoma.

         Proved Reserves. The following table reflects our estimated proved reserves at December 31 for each of the preceding three years.



                                           2000           1999           1998
                                           ----           ----           ----

                        Crude Oil (MBbl)
                               Developed    2,884          1,570            770
                             Undeveloped    1,692          1,745            314
                                            -----          -----          -----

                                   Total    4,576          3,315          1,084
                                            =====          =====          =====

                       Natural Gas (Bcf)
                               Developed   15,142          9,317          3,866
                             Undeveloped    9,670          9,870          2,789
                                           ------          -----          -----

                                   Total   24,812         19,187          6,655
                                           ======         ======          =====

                            Total (MBOE)    8,711          6,513          2,193
                                           ======         ======          =====

     (a) The above table does not include reserves for our interests in wells in Louisiana, which represent less than 1% of our reserves.

     (b) Approximately 62% of our total proved reserves were classified as proved developed at December 31, 2000.

     (c) Barrel of Oil Equivalent (BOE) is based on a ratio of 6,000 cubic feet of natural gas for each barrel of oil.

Standardized Measure of Discounted Future Net Cash Flows.

         The following table sets forth as of December 31 for each of the preceding three years, the estimated future net cash flow from and standardized measure of discounted future net cash flows of our proved reserves, which were prepared in accordance with the rules and regulations of the SEC. Future net cash flow represents future gross cash flow from the production and sale of proved reserves, net of crude oil and natural gas production costs (including production taxes, ad valorem taxes and operating expenses) and future development costs. The calculations used to produce the figures in this table are based on current cost and price factors at December 31 for each year. We cannot assure you that the proved reserves will all be developed within the periods used in the calculations or that prices and costs will remain constant.

                                                2000           1999               1998

Future cash inflows                         $318,504,931    $119,006,567     $ 22,260,688

Future production and development costs-
  Production                                  97,465,972      42,544,454       10,379,070
  Development                                 13,400,359       9,903,729        2,935,160
                                             -----------    ------------     ------------

Future net cash flows before income taxes    207,638,600      66,558,384        8,946,458
Future income taxes                          (56,466,527)    (11,847,076)      (    -    )
                                             -----------      -----------    -------------

Future net cash flows after income taxes     151,172,073      54,711,308        8,946,458
10% annual discount for estimated timing
  of cash flows                              (60,790,946)    (23,755,909)      (3,756,850)
                                             -----------     ------------     ------------

Standardized measure of discounted
 Future net cash flows(1)                   $ 90,381,127     $30,955,399      $ 5,189,608
                                            ============     ===========      ===========

(1) The average prices of our proved reserves were $23.81 per Bbl and $8.45 per Mcf, $22.80 per Bbl and $2.19 per Mcf and $8.91 per Bbl and $1.89 per Mcf at December 31, 2000, 1999 and 1998, respectively.

    Significant Properties. Summary information on our properties with proved reserves is set forth below as of December 31, 2000.

                         Productive Wells       Proved Reserves (1)         Present
                   -----------------------   -------------------------      --------
                     Gross         Net                                      Value (2)
                                                                            ---------
                   Productive   Productive   Crude     Natural
                     Wells        Wells       Oil        Gas     Total        Amount
                   ----------   ----------   -----     -------   -----        ------
                                             (MBbl)    (MMcf)    (MBOE)        ($M)
Texas                 231         222.6       3,923     15,075    6,414      $ 88,369
Colorado               37          24.8         543      9,296    2,093        32,487
Oklahoma               34          34.0          94        441      188         3,141
Other                   2            .5          16        -         16           144
                     ----         -----       -----     ------    -----      --------
    Total             304         281.9       4,576     24,812    8,711      $124,141
                     ====         =====       =====     ======    =====      ========

(1) The above table does not include reserves for our interests in wells in Louisiana, which represent less than 1% of our reserves.

(2) The average prices of our proved reserves were $23.81 per Bbl and $8.45 per Mcf at December 31, 2000.

         All information set forth herein relating to our proved reserves, estimated future net cash flows and present values is taken from reports prepared by Pressler Petroleum Consultants, Garb, Grubs, Harris and Associates, Cawley, Gillespie and Associates, Inc. and Nguyen Consultants, independent petroleum engineers. The estimates of these engineers were based upon their review of production histories and other geological, economic, ownership and engineering data provided by and relating to us. No reports on our reserves have been filed with any federal agency. In accordance with the SEC's guidelines, our estimates of proved reserves and the future net revenues from which present values are derived are made using year end crude oil and natural gas sales prices held constant throughout the life of the properties (except to the extent a contract specifically provides otherwise). Operating costs, development costs and certain production-related taxes were deducted in arriving at estimated future net revenues, but such costs do not include debt service, general and administrative expenses and income taxes.

         There are numerous uncertainties inherent in estimating crude oil and natural gas reserves and their values, including many factors beyond our control. The reserve data set forth in this report are based upon estimates. Reservoir engineering is a subjective process, which involves estimating the sizes of underground accumulations of crude oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation of that data, and judgment. As a result, estimates of different engineers, including those used by us, may vary. In addition, estimates of reserves are subject to revision based upon actual production, results of future development, exploitation and exploration activities, prevailing crude oil and natural gas prices, operating costs and other factors. Such revisions may be material. Accordingly, reserve estimates are often different from the quantities of crude oil and natural gas that are ultimately recovered and are highly dependent upon the accuracy of the assumptions upon which they are based. We cannot assure you that the estimates contained in this report are accurate predictions of our crude oil and natural gas reserves or their values. Estimates with respect to proved reserves that may be developed and produced in the future are often based upon volumetric calculations and upon analogy to similar types of reserves rather than upon actual production history. Estimates based on these methods are generally less reliable than those based on actual production history. Subsequent evaluation of the same reserves based upon production history will result in potentially substantial variations in the estimated reserves.

Production, Revenue and Price History

         The following table sets forth information (associated with our proved reserves) regarding production volumes of crude oil and natural gas, revenues and expenses attributable to such production (all net to our interests) and certain price and cost information for the years ended December 31, 2000, 1999 and 1998.

                                          2000        1999       1998
                                      ----------   ---------    ---------
Production
    Oil (Bbl)                            165,031      79,661       98,157
    Natural gas (Mcf)                  1,111,639     467,350      200,225
                                       ---------     -------      -------
   Total (BOE)                           350,304     157,553      131,528

Revenue
    Oil production                    $4,320,943   $1,565,200  $1,358,767
    Natural gas production             4,124,989      968,104     445,380
                                       ---------      -------     -------
    Total                             $8,445,932   $2,533,304  $1,804,147

Operating Expenses                    $3,377,583   $1,399,710  $1,647,329

Production DataProduction Data
    Average sales price
        Per barrel of oil                 $26.18       $19.65      $13.84
        Per Mcf of natural gas              3.71         2.07        2.22
        Per BOE                            24.11        16.08       13.71

    Average expenses per BOE
        Lease operating                     9.64         8.88       12.52
        Depreciation, depletion and
        amortization                        3.83         4.47       17.66
        General and administrative         $4.53       $12.59      $15.69

         Productive Wells at December 31, 2000:

         The following table shows the number of productive wells we own by location:

                Gross        Net       Gross      Net
               Oil Wells  Oil Wells  Gas Wells  Gas Wells
               ---------  ---------  ---------  ---------
Texas            149       146.2        82        76.4
Colorado          17        10.4        20        14.4
Oklahoma          34        34.0         -           -
Mississippi        1          .4         -           -
Louisiana          1          .1         -           -
               ---------  ---------  ---------  ---------
     Total       202       191.1       102        90.8
                 ===       =====       ===        ====

Developed Acreage at December 31, 2000

         The following table shows the developed acreage that we own, by location, which is acreage spaced or assigned to productive wells. Gross acres are the total acres in which we own a working interest. Net acres are the sum of the fractional working interests we own in gross acres.

                   Gross Acres   Net Acres
                   -----------   ---------
    Texas             20,000       15,316
    Colorado           5,000        2,700
    Oklahoma           1,200          912
                      ------       ------
       Total          26,200       18,928
                      ======      =======

Undeveloped Acreage at December 31, 2000

         The following table shows the undeveloped acreage that we own, by location. Undeveloped acreage is acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of crude oil and natural gas.

                   Gross Acres   Net Acres
                   -----------   ---------
    Texas              23,940      18,625
    Colorado           20,000      14,175
                       ------      ------
       Total           43,940      32,800
                       ======      ======

Drilling Results.

         We have not drilled any exploratory wells in the past three years. We drilled six development wells in 2000, all of which are productive wells. These include three horizontal wells drilled by sidetracking from existing wellbores in the Madisonville Field, Texas; two new wells drilled on our Colorado acreage; and, one well that was deepened in our Leona River Field, Texas.

         We did not drill any wells in 1999. We drilled seven development wells in 1998, including one horizontal well drilled by sidetracking an existing wellbore in the Madisonville Field, Texas that is productive; one well drilled in the Village Mills Field, Texas that has not been productive to date but will be recompleted to deeper zones in 2001; and, five wells drilled in the Vaughn Field, Texas, of which three are productive, one was converted to a water injection well and one was plugged for mechanical reasons.

Risk Factors

Our success depends heavily upon our ability to market our crude oil and natural gas production at favorable prices.

         In recent decades, there have been both periods of worldwide overproduction and underproduction of crude oil and natural gas, and periods of increased and relaxed energy conservation efforts. Such conditions have resulted in excess supply of, and reduced demand for, crude oil on a worldwide basis and for natural gas on a domestic basis. At other times, there has been short supply of, and increased demand for, crude oil and, to a lesser extent, natural gas. These changes have resulted in dramatic price fluctuations.

The degree to which we are leveraged could possibly have important consequences to our shareholders, including the following:

     (i) Our indebtedness, acquisitions, working capital, capital expenditures or other purposes may be impaired;

     (ii) Funds available for our operations and general corporate purposes or for capital expenditures will be reduced as a result of the dedication of a substantial portion of our consolidated cash flow from operations to the payment of the principal and interest on our indebtedness;

     (iii) We may be more highly leveraged than certain of our competitors, which may place us at a competitive disadvantage;

     (iv) The agreements governing our long-term indebtedness and bank loans may contain restrictive financial and operating covenants;

     (v) An event of default (not cured or waived) under financial and operating covenants contained in our debt instruments could occur and have a material adverse effect;

     (vi) Certain of the borrowings under our debt agreements have floating rates of interest, which causes us to be vulnerable to increases in interest rates; and,

     (vii) Our substantial degree of leverage could make us more vulnerable to a downturn in general economic conditions.

Our ability to make principal and interest payments under long-term indebtedness and bank loans will be dependent upon our future performance, which is subject to financial, economic and other factors, some of which are beyond our control.

         We cannot assure you that our current level of operating results will continue or improve. We believe that we will need to access capital markets in the future in order to provide the funds necessary to repay a significant portion of our indebtedness. We cannot assure you that any such refinancing will be possible or that we can obtain any additional financing, particularly in view of our anticipated high levels of debt. If no such refinancing or additional financing were available, we could default on our debt obligations.

We were profitable for the year 2000, however we have incurred net losses in the past and there can be no assurance that we will continue to be profitable in the future.

         Our future operating results may fluctuate significantly depending upon a number of factors, including industry conditions, prices of crude oil and natural gas, rates of production, timing of capital expenditures and drilling success. These variables could have a material adverse effect on our business, financial condition, results of operations and the market price of our common stock.

Estimates of crude oil and natural gas reserves depend on many assumptions that may turn our to be inaccurate.

         Estimates of our proved reserves for crude oil and natural gas and the estimated future net revenues from the production of such reserves rely upon various assumptions, including assumptions as to crude oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating crude oil and natural gas reserves is complex and imprecise.

         Actual future production, crude oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable crude oil and natural gas reserves may vary substantially from the estimates we obtain from reserve engineers. Any significant variance in these assumptions could materially affect the estimated quantities and present value of reserves we have set forth. In addition, our proved reserves may be subject to downward or upward revision due to factors that are beyond our control, such as production history, results of future exploration and development, prevailing crude oil and natural gas prices and other factors.

Approximately 38% of our total estimated proved reserves at December 31, 2000 were proved undeveloped reserves, which are by their nature less certain.

         Recovery of such reserves requires significant capital expenditures and successful drilling operations. The reserve data set forth in the reserve engineer reports assumes that substantial capital expenditures are required to develop such reserves. Although cost and reserve estimates attributable to our crude oil and natural gas reserves have been prepared in accordance with industry standards, we cannot be sure that the estimated costs are accurate, that development will occur as scheduled or that the results of such development will be as estimated.

You should not interpret the present value referred to in this report or documents incorporated herein by reference as the current market value of our estimated crude oil and natural gas reserves.

         In accordance with SEC requirements, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower.

         The estimates of our proved reserves and the future net revenues from which the present value of our properties is derived were calculated based on the actual prices of our various properties on a property-by-property basis at December 31, 2000. The average prices of all properties were $23.81 per barrel of oil and $8.45 per thousand cubic feet (Mcf) of natural gas at that date.

         Actual future net cash flows will also be affected by increases or decreases in consumption by crude oil and natural gas purchasers and changes in governmental regulations or taxation. The timing of both the production and the incurring of expenses in connection with the development and production of crude oil and natural gas properties affect the timing of actual future net cash flows from proved reserves. In addition, the 10% discount factor, which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor. The effective interest rate at various times and the risks associated with our business or the oil and gas industry in general will affect the accuracy of the 10% discount factor.

Except to the extent that we acquire properties containing proved reserves or conduct successful development or exploitation activities, our proved reserves will decline as they are produced.

         In general, the volume of production from crude oil and natural gas properties declines as reserves are depleted. Our future crude oil and natural gas production is highly dependent upon our success in finding or acquiring additional reserves.

The  business  of   acquiring,   enhancing  or  developing   reserves   requires
considerable capital.

         Our ability to make the necessary capital investment to maintain or expand our asset base of crude oil and natural gas reserves could be impaired to the extent that cash flow from operations is reduced and external sources of capital become limited or unavailable. In addition, we cannot be sure that our future acquisition and development activities will result in additional proved reserves or that we will be able to drill productive wells at acceptable costs.

Crude oil and natural gas drilling and production activities are subject to numerous risks, many of which are beyond our control.

         These risks include (i) the possibility that no commercially productive oil or gas reservoirs will be encountered; and, (ii) that operations may be curtailed, delayed or canceled due to title problems, weather conditions, governmental requirements, mechanical difficulties, or delays in the delivery of drilling rigs and other equipment that may limit our ability to develop, produce and market our reserves. We cannot assure you that new wells we drill will be productive or that we will recover all or any portion of our investment in such new wells.

Drilling for crude oil and natural gas may not be profitable.

         Any wells that we drill may be dry wells or wells that are not sufficiently productive to be profitable after drilling. Such wells will have a negative impact on our profitability. In addition, our properties may be
susceptible  to  drainage  from   production  by  other  operators  on  adjacent
properties.

Our industry experiences numerous operating risks that could cause us to suffer substantial losses.

         Such risks include fire, explosions, blowouts, pipe failure and environmental hazards, such as oil spills, natural gas leaks, ruptures or discharges of toxic gases. We could also suffer losses due to personnel injury or loss of life; severe damage to or destruction of property; or environmental damage that could result in clean-up responsibilities, regulatory investigation, penalties or suspension of our operations. In accordance with customary industry practice, we maintain insurance policies against some, but not all, of the risks described above. Our insurance policies may not adequately protect us against loss or liability. There is no guarantee that insurance policies that protect us against the many risks we face will continue to be available at justifiable premium levels.

As owners and operators of crude oil and natural gas properties, we may
be  liable  under  federal,  state  and  local  environmental   regulations  for
activities involving water pollution, hazardous waste transport, storage, disposal or other activities.

Our past growth has been attributable to acquisitions of producing crude oil and natural gas properties with proved reserves. There are risks involved with such acquisitions.

         The successful acquisition of properties requires an assessment of recoverable reserves, future crude oil and natural gas prices, operating costs, potential environmental and other liabilities, and other factors beyond our control. Such assessments are necessarily inexact and their accuracy uncertain. In connection with such an assessment, we perform a review of the subject properties that we believe to be generally consistent with industry practices. Such a review, however, will not reveal all existing or potential problems, nor will it permit us, as the buyer, to become sufficiently familiar with the properties to fully assess their capabilities or deficiencies. We may not inspect every well and, even when an inspection is undertaken, structural and environmental problems may not necessarily be observable.
                                       12

When we acquire  properties,  in most cases,  we are not entitled to contractual
indemnification   for   pre-closing    liabilities,    including   environmental
liabilities.

         We generally acquire interests in properties on an "as is" basis with limited remedies for breaches of representations and warranties. In those circumstances in which we have contractual indemnification rights for pre-closing liabilities, we cannot assure you that the seller will be able to fulfill its contractual obligations. In addition, the competition to acquire producing crude oil and natural gas properties is intense and many of our larger competitors have financial and other resources substantially greater than ours. We cannot assure you that we will be able to acquire producing crude oil and natural gas properties that have economically recoverable reserves for acceptable prices.

We may acquire royalty, overriding royalty or working interests in properties that are less than the controlling interest.

         In such cases, it is likely that we will not operate, nor control the decisions affecting the operations, of such properties. We intend to limit such acquisitions to properties operated by competent parties with whom we have discussed their plans for operation of the properties.

We will need additional financing in the future to continue to fund our developmental and exploitation activities.

         We have made and will continue to make substantial capital expenditures in our exploitation and development projects. We intend to finance these capital expenditures with cash flow from operations, existing financing arrangements or new financing. We cannot assure you that such additional financing will be available. If it is not available, our development and exploitation activities may have to be curtailed, which could adversely affect our business, financial condition and results of operations.

The marketing of our natural gas production depends, in part, upon the availability, proximity and capacity of natural gas gathering systems, pipelines and processing facilities.

         We could be adversely affected by changes in existing arrangements with transporters of our natural gas since we do not own most of the gathering systems and pipelines through which our natural gas is delivered to purchasers. Our ability to produce and market our natural gas could also be adversely
affected  by   federal,   state  and  local   regulation   of   production   and
transportation.

The crude oil and natural gas industry is highly competitive in all of its phases.

         Competition is particularly intense with respect to the acquisition of desirable producing properties, the acquisition of crude oil and natural gas prospects suitable for enhanced production efforts, and the hiring of experienced personnel. Our competitors in crude oil and natural gas acquisition, development, and production include the major oil companies, in addition to numerous independent crude oil and natural gas companies, individual proprietors and drilling programs.

         Many of these competitors possess and employ financial and personnel resources substantially in excess of those which are available to us and may, therefore, be able to pay more for desirable producing properties and prospects and to define, evaluate, bid for, and purchase a greater number of producing properties and prospects than our financial or personnel resources will permit. Our ability to generate reserves in the future will be dependent on our ability to select and acquire suitable producing properties and prospects while competing with these companies.

The domestic oil industry is extensively regulated at both the federal and state levels. Although we believe we are presently in compliance with all laws, rules and regulations, we cannot assure you that changes in such laws, rules or regulations, or the interpretation thereof, will not have a material adverse effect on our financial condition or the results of our operations.

         Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden on the industry. There are numerous federal and state agencies authorized to issue rules and regulations affecting the oil and gas industry. These rules and regulations are often difficult and costly to comply with and carry substantial penalties for noncompliance.

         State statutes and regulations require permits for drilling operations, drilling bonds, and reports concerning operations. Most states also have statutes and regulations governing conservation matters, including the unitization or pooling of properties, and the establishment of maximum rates of production from wells. Some states have also enacted statutes prescribing price ceilings for natural gas sold within their states.
         Our industry is also subject to numerous laws and regulations governing plugging and abandonment of wells, discharge of materials into the environment and other matters relating to environmental protection. The heavy regulatory burden on the oil and gas industry increases the costs of our doing business as an oil and gas company, consequently affecting our profitability.

Our board of directors is authorized, without further shareholder action, to issue preferred stock in one or more series and to designate the dividend rate, voting rights and other rights, preferences and restrictions of each such series.

         As of March 20, 2001, we had a total of 8,000 shares of convertible preferred stock issued and outstanding, all in our Series D Preferred Stock, par value $.01 and liquidation value $500 per share. The Series D Preferred Stock is senior to our common stock regarding liquidation. The holders of the preferred stock do not have voting rights or preemptive rights, nor are they entitled to receive dividends or to the benefits of any retirement or sinking fund.

         The Series D Preferred Stock is not redeemable, however it is convertible to Common Stock at anytime following the third anniversary of the date of issuance, December 31, 1999. Thereafter, the holder may convert any or all of the shares of the Series D Preferred Stock to Common Stock. The total number of shares of Common Stock to be issued upon such conversion shall be 500,000.

We do not pay dividends on our common stock.

         Our board of directors presently intends to retain all of our earnings for the expansion of our business, therefore we do not anticipate distributing cash dividends on our common stock in the foreseeable future. Any decision of our board of directors to pay cash dividends will depend upon our earnings, financial position, cash requirements and other factors.

The holders of our common stock do not have cumulative voting rights, preemptive rights or rights to convert their common stock to other securities.

         We are authorized to issue 40,000,000 shares of common stock, $.001 par value per share. As of March 20, 2001, there were 18,445,041 shares of common stock issued and outstanding. Since the holders of our common stock do not have cumulative voting rights, the holder(s) of a majority of the shares of common stock present, in person or by proxy, will be able to elect all of the members of our board of directors. The holders of shares of our common stock do not have preemptive rights or rights to convert their common stock into other securities. At March 20, 2001, we had outstanding warrants and options for the purchase of
                                       14

2,315,254 shares of common stock at prices ranging from $.75 to $6.00 per share, including employee stock options to purchase 923,000 shares at prices ranging from $.75 to $3.00 per share. If we issue additional shares, the existing shareholders' percentage ownership of the Company may be further diluted.

Actual Results May Differ From Forward-Looking Statements

         We make forward-looking statements throughout this report. Whenever you read a statement that is not simply a statement of historical fact, such as when we describe what we "believe," "expect" or "anticipate" will occur, and other similar statements, you must remember that our expectations may not be correct, even though we believe they are reasonable. These forward-looking statements generally relate to our plans and objectives for future operations and are based upon our management's reasonable estimates of future results and trends. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). In connection with forward-looking statements, you should carefully review the factors set forth in this report under "Risk Factors."

ITEM 3.  Legal Proceedings.

         General. From time to time, we are involved in litigation relating to claims arising out of our operations or from disputes with vendors in the normal course of business. As of March 20, 2000, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on us.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

ITEM 5.  Market for Our Common Stock and Related Stockholder Matters.

         Our common stock is traded over-the-counter under the symbol "GULF". The high and low trading prices for the common stock for each quarter in 1998, 1999 and 2000 are set forth below. The trading prices represent prices between dealers, without retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.

                                High              Low
                                ----              ---
         1998
         ----
         First Quarter           2.63             1.88
         Second Quarter          2.25             1.50
         Third Quarter           2.00              .88
         Fourth Quarter          1.06              .50

         1999
         ----
         First Quarter           2.63             1.88
         Second Quarter          1.00              .38
         Third Quarter            .75              .38
         Fourth Quarter           .94              .63

         2000
         ----
         First Quarter           1.81              .75
         Second Quarter          2.00             1.25
         Third Quarter           1.63             1.13
         Fourth Quarter          1.69              .88

         We are authorized to issue 40,000,000 shares of Class A common stock, par value $.001 per share (the "common stock"). As of March 20, 2001, there were 18,445,041 shares of Class A common stock issued and outstanding and held by approximately 580 beneficial owners. Our common stock is traded over-the-counter
(OTC)  under the  symbol  "GULF".  Fidelity  Transfer  Company,  1800 South West
Temple, Suite 301, Box 53, Salt Lake City, Utah 84115, (801) 484-7222 is the transfer agent for the common stock.

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

         Holders of common stock have no preemptive or other rights to subscribe for shares. Holders of common stock are entitled to such dividends as may be declared by the Board out of funds legally available therefore. We have never paid cash dividends on the common stock and do not anticipate paying any cash dividends in the foreseeable future.

Preferred Stock

         Our board of directors is authorized, without further shareholder action, to issue preferred stock in one or more series and to designate the
                                       16
dividend rate, voting rights and other rights, preferences and restrictions of each such series. As of March 20, 2001, we had a total of 8,000 shares of preferred stock issued and outstanding, all in our Series D Preferred Stock.

          The Series D Preferred Stock, par value $.01 and liquidation value $500 per share, is equal in preference and senior to our common stock regarding liquidation. The holders of the Series D Preferred Stock have no voting rights, preemptive rights nor are they entitled to the benefits of any retirement or sinking fund. The Series D Preferred Stock is not entitled to dividends, nor is it redeemable. It is convertible to Common Stock at anytime following the third anniversary of the date of issuance, which was December 31, 1999. The total number of shares of Common Stock to be issued upon such conversion shall be 500,000.

Outstanding Options and Warrants

         At March 20, 2001, we had outstanding warrants and options for the purchase of 2,315,254 shares of common stock at prices ranging from $.75 to $6.00 per share, including employee stock options to purchase 923,000 shares at prices ranging from $.75 to $3.00 per share.

Recent Sales of Unregistered Securities

         During 2000, we sold and issued the following shares of common stock in private offerings not registered under the Securities Act of 1933, as amended, and exempt under Section 4(2) of the Act. All the purchasers were current officers, directors or accredited investors not affiliated with the company. No underwriters were used, and no underwriting discounts or commissions were paid in any of the sales.

   Date    Purchaser                Amount   Consideration
  3/30/00  Director                 500,000  $750,000 debt conversion
  4/20/00  Property Sellers         200,000  Exchange for oil and gas properties
  5/18/00  Accredited Investors     200,000  $150,000 debt conversion
  6/06/00  Accredited Investor      400,000  $300,000 cash
  6/08/00  Officers                  10,504  $7,878 cash
  6/13/00  Accredited Investor        6,000  $4,500 debt conversion
  6/19/00  Accredited Investor      133,333  $100,000 debt conversion
  6/22/00  Accredited Investor      200,000  $150,000 cash
  8/23/00  Accredited Investor      200,000  $150,000 cash
  9/01/00  Accredited Investor      100,000  $75,000 debt conversion
  9/07/00  Accredited Investor       60,000  $45,000 debt conversion
  9/25/00  Accredited Investor      200,000  $150,000 cash

         We also granted warrants or options exercisable for shares of common stock not registered under the Securities Act of 1933, as amended, and exempt under Section 4(2) of the Act. All the grantees were current employees or accredited investors not affiliated with the company. No underwriters were used, and no underwriting discounts or commissions were paid in connection with the grants.

                                          Exercisable      Exercise
    Date    Grantee(s)           Shares       Price       Consideration

   1/06/00  Employees            150,000     $   .875    Compensation
   1/03/00  Accredited Investor   10,000     $   .75     Loan transaction
   3/03/00  Accredited Investor   10,000     $   .75     Loan transaction
   8/16/00  Employees            106,000     $  1.20     Compensation
  10/17/00  Employee             100,000     $  1.13     Compensation

                                       17

ITEM 6.  Selected Financial Data.

         The following table sets forth selected historical financial data of our company as of December 31, 2000, 1999, 1998, 1997 and 1996, and for each of the periods then ended. See "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The income statement data for the years ended December 31, 2000, 1999 and 1998 and the balance sheet data at December 31, 2000 and 1999 are derived from our audited financial statements contained elsewhere herein. The income statement data for the years ended December 31, 1997 and 1996and the balance sheet data at December 31, 1998, 1997 and 1996 are derived from our Annual Report on Form 10-K for those periods. You should read this data in conjunction with our consolidated financial statements and the notes thereto included elsewhere herein.

                                                                     Year Ended December 31,
                                   ------------------------------------------------------------------------------------------
                                          2000               1999               1998               1997              1996
                                          ----               ----               ----               ----              ----
Income Statement Data
---------------------
Operating Revenues                  $    8,984,175     $     2,812,639    $    2,403,553     $    4,960,966    $    1,966,012

Net income (loss) from
operations                               2,464,017          (1,464,094)       (6,329,884)          (598,320)         (485,588)

Net income (loss)                          352,774          (2,269,506)       (8,387,060)        (1,676,681)       (1,519,764)

Dividends on preferred stock                  -               (450,684)         (427,173)          (380,928)       (1,363,677)

Net income (loss) available to
Common Shareholders                        352,774          (2,720,190)       (8,814,233)        (2,057,609)       (2,883,441)

Net income (loss), per share
of common stock                     $          .02      $         (.34)    $       (3.68)     $       (1.19)    $       (2.28)

Weighted average number of
shares of common stock
outstanding                             17,293,848           7,953,147         2,394,866          1,725,926         1,266,974

Balance Sheet Data
------------------
Current assets                      $    2,934,804      $    1,357,465    $      820,984      $   1,536,396    $      699,259

Total assets                            32,374,128          20,009,793         8,058,827         17,089,855        15,046,765

Current liabilities                      7,594,986           4,650,691         6,559,393          2,879,256         2,877,290

Long-term obligations                   18,077,371          11,304,318         3,401,371         12,185,055         8,877,941

Stockholders' Equity
(Deficit)                                6,701,771           4,054,784        (1,901,937)         2,025,544         3,291,534

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         We are engaged primarily in the acquisition, development, exploitation, exploration and production of crude oil and natural gas. Our focus is on increasing production from our existing crude oil and natural gas properties through the further exploitation, development and exploration of those properties, and on acquiring additional interests in crude oil and natural gas properties. Our gross revenues are derived from the following sources:

     1. Oil and gas sales that are proceeds from the sale of crude oil and natural gas production to midstream purchasers;

     2. Operating overhead and other income that consists of earnings from operating crude oil and natural gas properties for other working interest owners, and marketing and transporting natural gas. This also includes earnings from other miscellaneous activities.

     3. Well servicing revenues that are earnings from the operation of well servicing equipment under contract to other operators.

         The following is a discussion of our consolidated financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto contained elsewhere herein. See "Financial Statements."

Results of Operations

         The factors which most significantly affect our results of operations are (1) the sales price of crude oil and natural gas, (2) the level of total sales volumes of crude oil and natural gas, (3) the level of and interest rates on borrowings and, (4) the level and success of new acquisitions and development of existing properties.

         Comparative results of operations for the periods indicated are discussed below.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Revenues

         Oil and Gas Sales. Our operating revenues from the sale of crude oil and natural gas increased by 233% from $2,533,000 in 1999 to $8,446,000 in 2000, due to increased oil and gas production from development projects, higher oil and gas prices, and acquisitions of additional properties.

         Well Servicing Revenues. Revenues from our well servicing operations increased by 61% from $117,000 in 1999 to $188,000 in 2000. This increase was due to higher rig utilization on operated properties where the Company has working interest partners and increased work for third parties.

         Operating Overhead and Other Income. Revenues from these activities increased 115% from $163,000 in 1999 to $350,000 in 2000. Major components of the change included a decrease of $38,000 in revenues we received for operating properties for other parties (due to our acquiring additional working interests in the operated properties); an increase of $117,000 in natural gas marketing and transportation; $52,000 received in damages from a drilling contractor; and, $20,000 received for the assignment of certain deep drilling rights on one of our leases.
                                       19

Costs and Expenses

         Lease Operating Expenses. Lease operating expenses increased 141% from $1,400,000 in 1999 to $3,378,000 in 2000. This increase in operating expenses was due to the acquisitions of additional properties, expanded oil and gas production, and the costs related to such production.

         Cost of Well Servicing Operations. Well servicing expenses increased 12% from $190,000 in 1999 to $212,000 in 2000. This increase in expenses was due to higher utilization of our equipment under contract to third parties.

         Depreciation, Depletion and Amortization (DD&A). DD&A increased 91% from $704,000 in 1999 to $1,342,000 in 2000, due to significantly higher production resulting from successful field development activities and acquisitions.

         General and Administrative (G&A) Expenses. G&A expenses decreased 20% from $1,983,000 for 1999 to $1,588,000 in 2000. The Company had non-recurring expenses consisting of costs associated with the consolidation of its offices to Houston and non-cash charges of $232,000 related to the issuance of stocks and warrants in 1999 compared to $2,000 in 2000.

         Interest Expense and Dividends on Preferred Stock. Interest expense increased 140% from $890,000 in 1999 to $2,135,000 in 2000 due to increased debt associated with additional acquisitions and our capital development program, and higher borrowing rates.

         Preferred dividends decreased $451,000 from year-end 1999, since all of the preferred stock entitled to receive dividends had been converted to common stock.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         Revenues

         Oil and Gas Sales. Operating revenues from the sale of crude oil and natural gas increased by 40% from $1,804,000 in 1998 to $2,533,000 in 1999. This was due to increased crude oil and natural gas production, and higher crude oil and natural gas prices.

         Well Servicing Revenues. Revenues from well servicing operations decreased by 73% from $432,000 in 1998 to $117,000 in 1999. This decrease was due to fewer rig utilization contracts with third parties as a result of significantly lower industry activity.

         Operating Overhead Revenues. Revenues from the operating of properties decreased 2% from $167,000 in 1998 to $163,000 in 1999. This decrease was due to the fact that we operated fewer wells for other working interest owners.

Costs and Expenses

         Lease Operating Expenses. Lease operating expenses decreased 15% from $1,647,000 in 1998 to $1,400,000 in 1999. This decrease in operating expenses was due to the sale of GulfWest Permian assets, effective October 1, 1998, and the overall reduction in operating expenses.

         Cost of Well Servicing Operations. Well servicing expenses decreased 55% from $421,000 in 1998 to $190,000 in 1999. This decrease in expenses was due to the reduced utilization of our equipment under contract to third parties.
                                       20

        Impairment of Assets. Impairment of assets decreased to $0 in 1999 from $2,279,000 in 1998. The decrease was due to our not being required to write down the carrying values of crude oil and natural gas properties (whose future estimated undiscounted net cash inflows are less than such carrying value) to fair value. An impairment of assets write-down is a charge to earnings, which does not impact cash flow from operating activities. However, such write-downs do impact the amount of our stockholders' equity. The risk that we will be required to write down the carrying value of our crude oil and natural gas reserves increases when crude oil and natural gas prices are depressed or volatile as they were at December 31, 1998. No assurance can be given that we will not experience additional write-downs in the future if commodity prices decline.

         General and Administrative (G&A) Expenses. G&A expenses decreased 4% from $2,064,000 for the year ended December 31, 1998 to $1,983,000 for the year ended December 31, 1999, as a result of a consolidation of offices to Houston, Texas. This reduction was achieved despite the cost of relocating the office and our staff from Dallas, Texas and Baton Rouge, Louisiana to Houston, Texas.

         Depreciation, Depletion and Amortization (DD&A). DD&A decreased 70% from $2,322,000 in 1998 to $704,000 in 1999. The decrease was due to the significant write-down of the crude oil and natural gas property book values in 1998 and the increased reserves booked in 1999.

         Interest Expense and Dividends on Preferred Stock. Interest expense decreased 32% from $1,303,000 in 1998 to $890,000 in 1999. This decrease was due to the sale of our subsidiary, GulfWest Permian Company, in 1998 and the resulting significant debt reduction. Preferred dividends increased $19,000 due to the increase in the amount of preferred stock issued; however, by year-end 1999, the majority of the preferred stock had been converted to common stock.

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

         Well Servicing Revenues. Earnings from well servicing operations decreased by 10% from $482,000 in 1997 to $432,000 in 1998. This decrease was due to fewer rig utilization contracts with third parties as a result of the decline in commodity prices.

             Operating Overhead Revenues. Revenues from the operating of properties increased 22% from $137,000 in 1997 to $167,000 in 1998. This increase was due to the acquisition of Setex LLC,which generates overhead fees through the management of a oil and gas limited partnership.

Costs and Expenses

         Lease Operating Expenses. Lease operating expenses decreased 23% from $2,139,000 in 1997 to $1,647,000 in 1998. This decrease in operating expenses was primarily due to our management's decision to shut-in a number of crude oil wells because of the lower oil prices in 1998 and the sale of GulfWest Permian.

         Cost of Well Servicing Operations. Well servicing expenses increased 51% from $279,000 in 1997 to $421,000 in 1998. This increase in expenses was due to the reduced utilization of our equipment under contract to third parties. We incurred additional expenses to secure the rigs in order to protect our investment.
                                       21

        Impairment of Assets. Impairment of assets increased to $2,279,000 in 1998 from -0- in 1997. The increase was due to our requirement to write down the carrying values of crude oil and natural gas properties (whose future estimated undiscounted net cash inflows are less than such carrying value) to fair value. An impairment of assets write down is a charge to earnings, which does not impact cash flow from operating activities. However, such write downs do impact the amount of our stockholders' equity. The risk that we will be required to write down the carrying value of our crude oil and natural gas reserves increases when crude oil and natural gas prices are depressed or volatile as we experienced at December 31, 1998. No assurance can be given that we will not experience additional write downs in the future should commodity prices decline.

         General and Administrative (G&A) Expenses. G&A expenses increased 40% from $1,478,000 for the year ended December 31, 1997 to $2,064,000 for the year ended December 31, 1998, as a result of our unsuccessful attempts to close two equity offerings.

         Depreciation, Depletion and Amortization (DD&A). DD&A increased 43% from $1,625,000 in 1997 to $2,322,000 in 1998. The increase was due primarily to lower oil prices, which caused depletion to accelerate.

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

Financial Condition and Capital Resources

         At December 31, 2000, our current liabilities exceeded our current assets by $4,660,182. We had a profit of $352,774 compared to a loss of $2,269,506 at December 31, 1999. The profit in the year 2000 can be attributed to increased production from development projects and additional acquisitions, and more favorable crude oil and natural gas prices, as the table on the following page illustrates.

         On April 5, 2000, we entered into an agreement with Aquila Energy Capital, an energy lender, to provide $19,302,000 in financing, of which $13,302,000, less closing costs of $402,000, was funded at closing and $6,000,000 was for future development capital. We used the net proceeds to (i) retire existing debt, including accrued interest of $10,234,977; (ii) acquire crude oil and natural gas properties in Zavala County, Texas for $2,300,000, including $3,266 in cash and 200,000 shares of common stock; and, (iii) acquire additional interests in the Madisonville Field, Texas. The loan is secured by substantially all of the Company's interests in oil and gas properties, bears interest at prime plus 3.5% and matures May 29, 2004. Monthly payments as to principal and interest are from an 85% net revenue interest in the secured properties. The lender retains a 7% overriding royalty interest with payments commencing after the loan is paid in full.

         The development capital included in the Aquila financing was designated for projects to increase production on our existing properties, as identified by us and approved by the lender. We used approximately $3,400,000 for such projects in the year 2000 and will continue our development plans in 2001 with the remaining $2,600,000. We will also continue to identify and evaluate opportunities for growth through acquisitions. We believe our profits will increase in the future; however adverse changes in the prices of crude oil and natural gas would have a severe impact on our plans.
                                       22

Inflation and Changes in Prices

     While the general level of inflation affects certain costs associated with the petroleum industry, factors unique to the industry result in independent price fluctuations. Such price changes have had, and will continue to have a material effect on our operations; however, we cannot predict these fluctuations. The following table indicates the average crude oil and natural gas prices received over the last three years by quarter. Average prices per barrel of oil equivalent, computed by converting natural gas production to crude oil equivalents at the rate of 6 Mcf per barrel, indicate the composite impact of changes in crude oil and natural gas prices.

                                 Average Prices
                       --------------------------------
                       Crude Oil                Per
                          and      Natural   Equivalent
                        Liquids      Gas       Barrel
                       ---------   -------   ----------
                       (per Bbl)   (Per Mcf)
         1998
         First           $13.51      $1.75     $13.00
         Second           11.13       2.05      11.33
         Third            13.05       1.78      12.62
         Fourth            9.92       2.25      12.36

         1999
         First           $ 9.72      $1.63     $ 9.84
         Second           14.28       2.17      13.71
         Third            19.77       2.77      18.52
         Fourth           20.27       2.71      18.64

         2000
         First           $26.06      $2.73     $21.23
         Second           25.14       3.19      21.89
         Third            25.79       3.90      24.42
         Fourth           27.38       4.68      27.74

 ITEM 8. Financial Statements and Supplementary Data.

         Information with respect to this Item 8 is contained in our financial statements beginning on Page F-1 of this Annual Report.


ITEM 9. Changes In and Disagreements With Accountants and Accounting and Financial Disclosure.

        None
                                       23

                                    PART III


ITEM 10. Directors and Executive Officers of the Registrant.

     The following table sets forth information on our directors and executive officers:

                                                                    Year First Elected
Name                             Age  Position                     Director or Officer

Marshall A. Smith III(3)          53  Chairman of the Board               1989

Thomas R. Kaetzer(3)              42  Chief Executive Officer             1998
                                      President and Director

Jim C. Bigham                     65  Executive Vice President,           1991
                                      Secretary and Director

Richard L. Creel                  52  Vice President of Finance           1998
                                      and Controller

William T. Winston                34  Vice President                      2000

John E. Loehr(1)(2)(3)            55  Director                            1992

Anthony P. Towell(1)(2)(3)        69  Director                            1997

J. Virgil Waggoner(1)(2)(3)       73  Director                            1997

Steven M. Morris(1)               49  Director                            2000

         (1)      Member of the Audit Committee.
         (2)      Member of the Compensation Committee.
         (3)      Member of the Executive Committee.

         Marshall A. Smith III has served as an officer and a director of GulfWest since July 1989. From July 1989 to November 20, 1992, he served as president and chairman of the Board. On November 20, 1992, he resigned as president but continued as chief executive officer and chairman of the board. On September 1, 1993, Mr. Smith reassumed the duties of president and resigned as chairman of the board. On December 21, 1998, he resigned as president but remained chief executive officer. On March 20, 2001, he resigned as chief executive officer and was elected chairman of the board.

         Thomas R. Kaetzer was appointed senior vice president and chief operating officer of GulfWest on September 15, 1998 and on December 21, 1998 became president and a director. On March 20, 2001, he was appointed chief executive officer. Mr. Kaetzer has 17 years experience in the oil and gas industry, including 14 years with Texaco Inc., which involved the evaluation, exploitation and management of oil and gas assets. He has both onshore and offshore experience in operations and production management, asset acquisition, development, drilling and workovers in the continental U.S., Gulf of Mexico, North Sea, Colombia, Saudi Arabia, China and West Africa. Mr. Kaetzer has a Masters Degree in Petroleum Engineering from Tulane University and a Bachelor of Science Degree in Civil Engineering from the University of Illinois.

         Jim C. Bigham has served as executive vice president of GulfWest since 1996 and as secretary and a director since 1991. Prior to joining GulfWest, he held management and sales positions in the real estate and printing industries. Mr. Bigham is also a retired United States Air Force Major. During his military career, he served in both command and staff officer positions in the operational, intelligence and planning areas.

         Richard L. Creel has served as controller of GulfWest since May 1, 1997 and was elected vice president of finance on May 28, 1998. Prior to joining GulfWest, Mr. Creel served as Branch Manager of the Nashville, Tennessee office of Management Reports and Services, Inc. He has also served as controller of TLO Energy Corp. He has extensive experience in general accounting, petroleum accounting, and financial consulting and income tax preparation.

         William T. Winston joined GulfWest in April 1999 and was appointed vice president in May 2000. He is responsible for business development, including identifying and evaluating pipeline and gathering system acquisitions, and assisting in the evaluation for production acquisitions. Before joining GulfWest, Mr. Winston was in charge of field operations and project planning for Eagle Natural Gas Co., a privately held natural gas gathering company based in Houston. He served six years in the United States Army and Texas National Guard and holds a Bachelor of Arts Degree in Government from the University of Texas at Austin.

         John E. Loehr has served as a director of GulfWest since 1992, as chairman of the board from September 1, 1993 to July 8, 1998 and as chief financial officer from November 22, 1996 to May 28, 1998. He is also currently president and sole shareholder of ST Advisory Corporation, an investment company, and vice-president of Star-Tex Trading Company, also an investment company. He was formerly president of Star-Tex Asset Management, a commodity-trading advisor, and a position he held from 1988 until 1992 when he sold his ownership interest. Mr. Loehr is a CPA and is a member of the American Institute of Certified Public Accountants and Texas Society of Certified Public Accountants.

         Anthony P. Towell has served as a director of GulfWest since November 13, 1997. From July 1998 to March 2001 he served as chairman of the board. Mr. Towell is a director of a number of public companies, both in the United Kingdom and the United States, in the safety, environmental and computer network industries. Mr. Towell has been in the petroleum business since 1957 and has held executive positions with various public oil and gas companies including the Royal Dutch Shell group companies and Pacific Resources, Inc.

         J. Virgil Waggoner has served as a director of GulfWest since December 1, 1997. Mr. Waggoner's career in the petrochemical industry began in 1950 and included senior management positions with Monsanto Company and El Paso Products Company, the petrochemical and plastics unit of El Paso Company. He served as president and chief executive officer of Sterling Chemicals, Inc. from the firm's inception in 1986 until its sale and his retirement in 1996. He is currently president and chief executive officer of JVW Investments, Ltd., a private company. He continues to serve as non-executive vice chairman of the Board of Directors of Sterling Chemicals, Inc. He is also on the Board of Directors of Kirby Corporation and an advisory board director of First Commercial Bank of Little Rock, Arkansas.

     Steven M. Morris was appointed a director of GulfWest on January 6, 2000. He was the president of Pozo Resources, Inc., an oil and gas production company, until its asset were sold to GulfWest on December 31, 1999. Mr. Morris is a certified public accountant and president of Pentad Enterprises, Inc., a private investment firm in Houston, Texas. He is currently a director of the Bank of Tanglewood, Houston, Texas, and Quicksilver Resources, Inc., a publicly traded oil and gas exploration and production company with offices in Ft. Worth, Texas.

     Our directors are elected annually and hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. The board of directors met five times during the calendar year ended December 31, 2000.

Committees of the Board of Directors

     Our board of directors has established an audit committee, a compensation committee and an executive committee. The functions of these committees, their current members, and the number of meetings held during 2000 are described below.

     The audit committee was established to review and appraise the audit efforts of our independent auditors, and monitor the company's accounts, procedures and internal controls. The committee is comprised of Mr. John E. Loehr (Chairman), Mr. Anthony P. Towell, Mr. J. Virgil Waggoner and Mr. Steven
M. Morris. The committee met twice in 2000.

     The function of the compensation committee is to fix the annual salaries and other compensation for the officers and key employees of the Company. The committee is comprised of Mr. J. Virgil Waggoner (Chairman), Mr. Anthony P. Towell, and Mr. John E. Loehr. The committee met twice in 2000.

     The executive committee was established to make recommendations to the board of directors in the areas of financial planning, strategies and business alternatives. The committee is comprised of Mr. Anthony P. Towell (Chairman), Mr. J. Virgil Waggoner, Mr. Marshall A. Smith III, Mr. John E. Loehr and Mr. Thomas R. Kaetzer. The committee met twice in 2000.

Compensation of Directors

     The shareholders approved an amended and restated Employee Stock Option Plan on May 28, 1998, which included a provision for the payment of reasonable fees in cash or stock to directors. No fees were paid to directors in 2000.

ITEM 11. Executive Compensation

     Information regarding executive compensation is incorporated herein by reference to our Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to our Proxy Statement.

ITEM 13. Certain Relationships and Related Transactions

     Information regarding certain relationships and related transactions is incorporated herein by reference to our Proxy Statement.

                  GLOSSARY OF INDUSTRY TERMS AND ABBREVIATIONS

The following are definitions of certain industry terms and abbreviations used in this report:

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

Overriding  Royalty Interest.  The right to receive a share of the proceeds
of  production   from  a  well,   free  of  all  costs  and   expenses,   except
transportation.

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

Proved Reserves. Estimated quantities of crude oil, natural gas, and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic conditions; i.e., prices and costs as of the date the estimate is made. Reservoirs are considered proved if either actual production or a conclusive formation test supports economic production.

     The area of a reservoir considered proved includes:

     a. That portion delineated by drilling and defining by gas-oil or oil-water contacts, if any; and

     b. The immediately adjoining portions not yet drilled but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.
                                       27

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

Proved Developed Reserves. Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as proved developed only after testing by a pilot project or after operation of an installed program has confirmed through production response that increased recovery will be achieved.

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

Royalty. The right to a share of production from a well, free of all costs and expenses, except transportation.

Royalty Interest. An interest in an oil and gas property entitling the owner to a share of oil and natural gas production free of costs of production.

Standardized Measure. The present value, discounted at 10%, of future net cash flows from estimated proved reserves, after income taxes, calculated holding prices and costs constant at amounts in effect on the date of the report (unless such prices or costs are subject to change pursuant to contractual provisions) and otherwise in accordance with the Commission's rules for inclusion of oil and gas reserve information in financial statements filed with the Commission.
                                       28

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

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)  The following documents are filed as part of this Report:

              (1)    Financial Statements:

                     Consolidated  Balance Sheets at December 31, 2000 and 1999.

                     Consolidated  Statements of Operations  for the years
                          ended December 31, 2000, 1999 and 1998.

                     Consolidated  Statements of Stockholders'  Equity for
                          the years ended December 31, 2000, 1999 and 1998.

                     Consolidated  Statements  of Cash Flows for the years
                          ended December 31, 2000, 1999 and 1998.

                     Notes to Consolidated Financial Statements,  December 31,
                          2000, 1999 and 1998.

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

# Previously filed with the Company's Form 8-K, Current Report dated December 31, 1999, filed with the Commission on January 10,2000.
*   Previously  filed with the Company's  Registration  Statement (on Form
    S-1, Reg. No.  33-53526),  filed with the Commission on October 21, 1992.
%   Previously  filed with the Company's Annual Report on Form 10-K for the year ended  December 31, 1994,  filed with the  Commission on April 14,1995.
                                       30

                               S I G N A T U R E S

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   GULFWEST OIL COMPANY

Date: March 20, 2001                               By:\s\ Thomas R. Kaetzer
                                                       ------------------------
                                                   Thomas R. Kaetzer, President

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

Signature                     Title                                    Date
---------                     -----                                    ----

\s\ Marshall A. Smith III     Chairman of the Board                     March 20, 2001
--------------------------
Marshall A. Smith III

\s\ Thomas R. Kaetzer         President, Chief Executive Officer        March 20, 2001
--------------------------
Thomas R. Kaetzer             and Director

\s\ Jim C. Bigham             Executive Vice President, Secretary       March 20, 2001
--------------------------
Jim C. Bigham                 and Director

\s\ Richard L. Creel          Vice President of Finance, Controller     March 20, 2001
--------------------------
Richard L. Creel

\s\ William T. Winston        Vice President                            March 20, 2001
--------------------------
William T. Winston

\s\ Anthony P. Towell         Director                                  March 20, 2001
--------------------------
Anthony P. Towell

\s\ J. Virgil Waggoner        Director                                  March 20, 2001
--------------------------
J. Virgil Waggoner

\s\ John E. Loehr             Director                                  March 20, 2001
--------------------------
John E. Loehr

\s\ Steven M.Morris           Director                                  March 20, 2001
--------------------------
Steven M. Morris

                              GULFWEST OIL COMPANY

                                FINANCIAL REPORT

                                DECEMBER 31, 2000

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

    Consolidated statements of operations                                  F-4

    Consolidated statements of stockholders' equity                        F-5

    Consolidated statements of cash flows                                  F-9

    Notes to consolidated financial statements                             F-10


INDEPENDENT AUDITOR'S REPORT ON
    THE FINANCIAL STATEMENT SCHEDULE                                       F-31


FINANCIAL STATEMENT SCHEDULE

    Schedule II - Valuation and Qualifying Accounts                        F-32

    All other Financial Statement Schedules have been omitted because they are either inapplicable or the information required is included in the financial statements or the notes thereto.

                          INDEPENDENT AUDITOR'S REPORT



To the Stockholders and
     Board of Directors
GULFWEST OIL COMPANY



We have audited the accompanying consolidated balance sheets of GulfWest Oil Company (a Texas Corporation) and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GulfWest Oil Company and Subsidiaries as of December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


\s\WEAVER AND TIDWELL, L.L.P
----------------------------
WEAVER AND TIDWELL, L.L.P.
Dallas, Texas
March  9, 2001

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                     ASSETS



                                                                              2000                    1999
                                                                          -----------            -------------
CURRENT ASSETS

    Cash and cash equivalents                                             $   663,032            $     287,300
    Accounts receivable - trade, net of allowance
       for doubtful accounts of $ -0-
       in 2000 and 1999                                                     2,188,421                  990,402
    Prepaid expenses                                                           83,351                   79,763
                                                                           ----------                ---------
          Total current assets                                              2,934,804                1,357,465
                                                                           ----------                ---------

OIL AND GAS PROPERTIES,
  using the successful efforts
  method of accounting                                                     30,895,049               20,083,696

OTHER PROPERTY AND EQUIPMENT                                                1,961,203                1,358,400
    Less accumulated depreciation,
       depletion, and amortization                                         (4,049,510)              (2,940,191)
                                                                           ----------               ----------

          Net oil and gas properties and
            other property and equipment                                   28,806,742               18,501,905
                                                                           ----------               ----------

OTHER ASSETS
    Deposits                                                                   27,638                   27,638
    Investments                                                               122,785                  122,785
    Debt issue cost                                                           482,159
                                                                           ----------            -------------
           Total other assets                                                 632,582                  150,423
                                                                           ----------            -------------

TOTAL ASSETS                                                              $32,374,128            $  20,009,793
                                                                          ===========            =============



The Notes to Consolidated Financial Statements are an integral part of these statements.
                                      F-2







                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 2000                     1999
                                                                          ----------------         ----------------
 CURRENT LIABILITIES

    Notes payable                                                         $        935,000         $      250,000
    Notes payable - related parties                                                700,000                750,000
    Current portion of long-term debt                                            3,111,120              2,114,251
    Current portion of long-term debt - related parties                            303,296                234,355
    Accounts payable - trade                                                     2,189,656                839,129
    Accrued expenses                                                               355,614                462,956
                                                                                ----------             ----------

          Total current liabilities                                              7,594,986              4,650,691
                                                                                ----------              ---------

LONG-TERM DEBT, net of current portion                                          17,960,455             11,040,744
                                                                                ----------             ----------

LONG-TERM DEBT - RELATED PARTIES                                                   116,916               263,574
                                                                                -----------            ----------
 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY
    Preferred stock                                                                     80                     88
    Common stock                                                                    18,445                 15,697
    Additional paid-in capital                                                  23,537,900             21,321,909
    Retained deficit                                                           (16,854,654)           (17,130,436)
    Long-term accounts and notes receivable -
      related parties, net of allowance for doubtful
      accounts of $740,478 in 2000 and $700,230 in 1999                                                  (152,474)
                                                                                -----------            -----------
          Total stockholders' equity                                             6,701,771              4,054,784
                                                                                ----------             ----------
 TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                                  $     32,374,128         $   20,009,793
                                                                                ==========             ==========

                                      F-3

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                             2000                    1999                       1998
                                                     ------------------         ----------------        -------------------
OPERATING REVENUES
  Oil and gas sales                                  $   8,445,932              $      2,533,304        $         1,804,147
  Well servicing revenues                                  188,052                       116,791                    432,352
  Operating overhead and  other  income                    350,191                       162,544                    167,054
                                                         ---------                     ---------                  ---------
                                                         8,984,175                     2,812,639                  2,403,553
                                                         ---------                     ---------                  ---------

OPERATING EXPENSES
  Lease operating expenses                               3,377,583                     1,399,710                  1,647,329
  Cost of well servicing operations                        212,286                       190,399                    420,527
  Impairment of assets                                                                                            2,279,449
  Depreciation, depletion, and amortization              1,341,890                       703,533                  2,322,423
  General and administrative                             1,588,399                     1,983,091                  2,063,709
                                                         ---------                     ---------                  ---------
                                                         6,520,158                     4,276,733                  8,733,437
                                                         ---------                     ---------                  ---------

INCOME (LOSS) FROM OPERATIONS                            2,464,017                    (1,464,094)                (6,329,884)

OTHER INCOME AND EXPENSE
  Interest income                                           16,082                         5,162                     11,602
  Interest expense                                      (2,134,718)                     (889,796)                (1,302,885)
  Gain (loss) on sale of assets                              7,393                        79,222                   (765,893)
                                                        ----------                     ----------                 ----------

INCOME (LOSS) BEFORE INCOME TAXES                          352,774                    (2,269,506)                (8,387,060)

INCOME TAXES                                            ----------                    -----------                -----------

NET INCOME (LOSS)                                    $     352,774              $     (2,269,506)       $        (8,387,060)

DIVIDENDS ON PREFERRED STOCK (PAID 2000
$76,992; 1999- $344,288;
1998 - $101,254)                                                                        (450,684)                  (427,173)
                                                         ---------                    -----------                -----------

NET INCOME (LOSS) AVAILABLE TO
COMMON SHAREHOLDERS                                  $      352,774             $     (2,720,190)       $        (8,814,233)
                                                     ==============             ================        ===================

INCOME (LOSS) PER COMMON SHARE
     BASIC                                           $          .02             $           (.34)       $             (3.68)
                                                     ==============             ================        ===================
     DILUTED                                         $          .02             $           (.34)       $             (3.68)
                                                     ==============             ================        ===================

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998





                                                                                     Number of Shares
                                                                                     ----------------
                                                                                Preferred          Common
                                                                                  Stock            Stock
                                                                                  -----            -----
BALANCE, December 31, 1997                                                         5,390          1,759,185
     Conversion of 200 shares of AAA preferred stock and unpaid
          dividends to 77,988 shares of common stock                                (200)            77,988
     Conversion of related party debt to 3,830 shares of BB preferred stock        3,830
     Issuance of 4,000 shares of C preferred stock for acquisition of assets       4,000
     Issuance of 1,276,344 common shares, net of offering costs (116,920 through private placement, 53,587 through exercise of warrants,
         955,837 in exchange for debt, accrued interest, deferred compen-
         sation and accounts payable, 150,000 for acquisition of  assets)                         1,276,344
     Issuance of options/warrants for services and additional financing costs
     Increase in accounts and notes  receivable - related parties
     Provision for bad debts - receivables  from related  parties
     Net loss
     Dividends  paid on preferred stock
                                                                                -----------       ----------
BALANCE, December 31, 1998                                                        13,020          3,113,517
     Conversion of 2,425 shares of Class AAA preferred stock and unpaid
         dividends to 1,661,604 shares of common stock                            (2,425)         1,661,604
     Conversion of  1,950 shares of Class AA preferred stock and unpaid
          dividends to 1,550,000 shares of common stock                           (1,950)         1,550,000
     Conversion of 5,100 shares of Series BB preferred stock to 4,250,000
          shares of common stock                                                  (5,100)         4,250,000
     Conversion of 4,000 shares of Series C preferred stock to 200,000
          shares of common stock                                                  (4,000)           200,000
     Issuance of 1,270 shares of Series BB preferred stock for the
          conversion of debt                                                       1,270
     Issuance of 8,000 shares of Series D preferred stock for the acquisition
          of assets                                                                8,000
     Issuance of 4,921,761 shares of common stock, net of offering costs
          (4,000,000 through private placement, 104,139 through exercise of warrants, 300,000 for acquisition of assets, 273,000 for services,
          244,622 in exchange for debt)                                                           4,921,761
     Issuance of warrants and options for services and additional  financing
     Net loss
     Dividends paid on preferred stock
                                                                                ----------       ----------
         BALANCE, December 31, 1999                                                8,815         15,696,882




The Notes to Consolidated Financials are an integral part of these statements















                Common         Preferred              Additional        Retained       Receivables from
                Stock            Stock             Paid-In Capital       Deficit        Related Parties
                ------         ---------           ---------------      ------------   ----------------
                $1,759        $    54               $  8,204,533        $ (6,028,328)   $     (152,474)

                    78             (2)                     6,876
                                   38                  1,914,962
                                   40                    630,094



                 1,276                                 1,845,439
                                                         162,032
                                                                                              (152,000)
                                                                                               152,000
                                                                          (8,387,060)
                                                                            (101,254)
                ------         --------            --------------       -------------    --------------
                 3,113             130                 12,763,936         (14,516,642)         (152,474)

                 1,662             (24)                   232,803

                 1,550             (19)                   108,257

                 4,250             (51)                    (4,199)

                   200             (40)                      (160)

                                    12                    634,987

                                    80                  3,999,920



                 4,922                                  3,541,715
                                                           44,650
                                                                           (2,269,506)
                                                                             (344,288)
               -------          -------               ------------       -------------    ------------
               $15,697             $88                $21,321,909        $(17,130,436)    $   (152,474)





                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998




                                                                                     Number of Shares
                                                                                     ----------------
                                                                                Preferred          Common
                                                                                  Stock             Stock
                                                                                  -----             -----

BALANCE, December 31, 1999                                                        8,815           15,696,882

     Conversion of 815 shares of AAA preferred stock and unpaid
         dividends to 538,222 shares of common stock                               (815)             538,322
     Issuance of  2,209,837  shares  of  common  stock,  net of  offering  costs
         (1,143,837  through  private  placement,  200,000  for  acquisition  of
         assets, 866,000 in exchange for debt)                                                     2,209,837
     Issuance of warrants and options for services and additional financing
     Netting of related party receivables and payables
     Provision for bad debts - receivables from related parties
     Net income                                                                 ---------         ----------
BALANCE, December 31, 2000                                                        8,000           18,445,041
                                                                                ==========        ==========























The Notes to Consolidated Financials are an integral part of these statements.




                Common         Preferred              Additional        Retained       Receivables from
                Stock            Stock             Paid-In Capital       Deficit        Related Parties
                -----            -----             ---------------       -------        ---------------

              $ 15,697         $   88              $ 21,321,909         $(17,130,436)   $     (152,474)


                   538             (8)                   76,463              (76,992)


                 2,210                                2,123,868
                                                         15,660
                                                                                               112,226
                                                                                                40,248
                                                                             352,774
              --------         -------             -------------        -------------   --------------
              $ 18,445         $   80              $ 23,537,900         $(16,854,654)   $
              ========         =======             =============        =============   ==============

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                 2000                1999                 1998
                                                                           --------------       --------------    ---------------
CASH FLOWS  FROM OPERATING ACTIVITIES:
    Net loss                                                               $      352,774       $   (2,269,506)   $   (8,387,060)
    Adjustments to reconcile net loss to net cash
      provided  by (used in) operating activities:
                Depreciation, depletion, and amortization                       1,341,890              703,533         2,322,423
                Partnership loss                                                                        68,693             8,522
                Common stock and warrants issued and charged to operations         15,660              234,250           162,032
                (Gain) Loss on sale of assets                                      (7,393)             (79,222)          765,893
                Other non-operating income                                         (5,780)
                Impairment of assets                                                                                   2,279,449
                Provision for bad debts                                            40,248                                252,000
                (Increase) decrease in accounts receivable - trade, net        (1,344,767)            (447,855)          329,439
                (Increase) decrease in inventory                                                        13,925           (13,925)
                (Increase) decrease in prepaid expenses                            (3,588)              (4,802)          (20,467)
                Increase (decrease)in accounts payable and accrued expenses     1,710,769             (359,290)        1,587,723
                                                                                ---------             --------         ---------
                   Net cash provided by (used in) operating activities          2,099,813           (2,140,274)         (713,971)
                                                                                ---------           ----------          --------

CASH FLOWS  FROM INVESTING ACTIVITIES:
    Deposits                                                                                           (10,338)
    Proceeds from sale of property and equipment                                   14,915              155,844           148,351
    Purchase of property and equipment                                         (6,126,817)          (1,482,548)       (6,407,296)
    (Increase)decrease in accounts and notes receivable - related party                                                 (102,000)
                                                                                ----------          -----------       -----------
                   Net cash used in investing activities                       (6,111,902)          (1,337,042)       (6,360,945)
                                                                                ----------           ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock, net                                       795,378            3,000,000           155,827
    Payments on debt                                                           (1,733,513)          (1,300,891)         (247,702)
    Proceeds from debt issuance                                                 5,694,510            1,861,200         6,845,833
    Debt issue cost                                                              (368,554)
    Dividends paid                                                                                                      (101,254)
                                                                                ----------           ----------        ----------
                   Net cash provided by financing activities                    4,387,821            3,560,309         6,652,704

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  375,732               82,993          (422,212)
CASH AND CASH EQUIVALENTS,
    beginning of year                                                             287,300              204,307           626,519
                                                                                  -------              -------           -------
CASH AND CASH EQUIVALENTS,
     end of year                                                             $    663,032          $   287,300       $   204,307
                                                                             ============          ============       ===========
CASH PAID FOR INTEREST                                                       $  2,041,630          $   758,226       $   407,054
                                                                             ============          ============       ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.
                                      F-9

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

               The accompanying financial statements include the Company and its wholly-owned subsidiaries: RigWest Well Service, Inc. ("RigWest"), GulfWest Texas Company ("GWT"), both formed in 1996; DutchWest Oil Company formed in 1997; SETEX Oil and Gas Company ("SETEX") formed August 11, 1998; Southeast Texas Oil and Gas Company, L.L.C. ("Setex LLC") acquired September 1, 1998; GulfWest Oil & Gas Company formed February 18, 1999; LTW Pipeline Co. formed April 19, 1999; and
          GulfWest Development Company ("GWD") formed November 9, 2000. All material intercompany transactions and balances are eliminated upon consolidation. The financial statements also include the results of operations for the first nine months of 1998 for the Company's former wholly-owned subsidiaries: WestCo Oil Company (WestCo), formed in 1995 and sold October 1, 1998; and GulfWest Permian Company ("GWP") formed in 1996 and sold October 1, 1998.

               The Company grants credit to independent and major oil and gas companies for the sale of crude oil and natural gas. In addition, the Company grants credit to joint owners of oil and gas properties, which the Company, through SETEX, operates. Such amounts are secured by the underlying ownership interests in the properties. The Company also grants credit to various third parties through RigWest for well servicing operations.

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

          Non-Cash Investing and Financing Activities:

                During the twelve month period ended December 31, 2000, the Company acquired $5,434,161 in property and equipment through notes payable to financial institutions and related parties of $4,958,163, in exchange of accounts receivable of $169,798 and by issuing 200,000 shares of common stock valued at $306,200. In addition, accounts payable and accrued expenses decreased $312,791, debt issue costs increased $206,875 through notes payable to financial institutions. During the period, 815 shares of preferred stock, along with unpaid dividends of $76,992, were converted to 538,322 shares of common stock, notes payable of $975,000 (including $750,000 to a director) were converted to 800,000 shares of common stock and accounts payable of $49,352 were converted to 66,000 shares of common stock. Also, related party receivables of $112,226 and accounts receivable of $26,950 were exchanged for related party notes payable of $75,000 and for accounts payable of $64,176.

               In 1999, the Company converted deferred compensation of $47,883, debt of $700,000, accounts payable of $10,000 and $108,465 of accrued interest to common stock. In addition, the Company issued notes payable for $6,679,700, along with 300,000 shares of common stock, valued at $150,000, and 8,000 shares of preferred stock, valued at $4,000,000, for the acquisition of properties and equipment. Common stock was also issued for the exercise of warrants by converting $21,025 in deferred compensation and the conversion of 13,475 shares

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.   Summary of Significant Accounting Policies - continued

          Non-Cash Investing and Financing Activities - continued:

          of preferred stock, plus $344,288 in unpaid dividends, to 7,661,604 shares of common stock. Equipment was exchanged for the assumption of $7,975 of debt. As a result of the sale of assets, accounts receivable were reduced by $14,756 and notes payable were reduced by $39,009.

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

                                      F11

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.   Summary of Significant Accounting Policies - continued

          Capitalized costs relating to other properties and equipment:

                                           2000                1999
                                      -------------       ------------
        Automobiles                   $     448,598       $    376,443
        Office equipment                    111,477             39,820
        Gathering system                    481,311            291,796
        Well servicing equipment            919,817            650,341
                                            -------             -------
                                          1,961,203          1,358,400

        Less accumulated depreciation      (684,327)          (585,595)
                                           --------           --------
        Net capitalized cost          $   1,276,876       $    772,805
                                      =============       ============

   Revenue Recognition

     The Company recognizes oil and gas revenues on the sales method as oil and gas production is sold. Differences between sales and production volumes during the years ended December 31, 2000, 1999, and 1998 were not significant. Well servicing revenues are recognized as the related services are performed. Operating overhead income is recognized based upon monthly contractual amounts for lease operations and other income is recognized as received.

   Fair Value of Financial Instruments

     At December 31, 2000 and 1999, the Company's financial instruments consist of notes receivable from related parties, notes payable and long-term debt. Interest rates currently available to the Company for notes receivable, notes payable and long-term debt with similar terms and remaining maturities are used to estimate fair value of such financial instruments. Accordingly, the carrying amounts are a reasonable estimate of fair value.

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

     The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share", which requires that both basic earnings (loss) per share and diluted earnings (loss) per share be presented on the face of the statement of operations. All per-share amounts are presented on a diluted basis, that is, based upon the weighted-average number of outstanding common shares and the effect of all potentially diluted common shares. Implementation of SFAS No. 128 had no effect on previously reported loss per share amounts.
                                      F12

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

   Stock Based Compensation

     In October 1995, SFAS No. 123, "Stock Based Compensation," (SFAS 123) was issued. This statement requires the Company to choose between two different methods of accounting for stock options and warrants. The statement defines a fair-value-based method of accounting for stock options and warrants but allows an entity to continue to measure compensation cost for stock options and warrants using the accounting prescribed by APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Use of the APB 25 accounting method results in no compensation cost being recognized if options are granted at an exercise price at the current market value of the stock or higher. The Company will continue to use the intrinsic value method under APB 25 but is required by SFAS 123 to make pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair value method had been applied in its 2000, 1999 and 1998 financial statements. See Note 6 to the consolidated financial statements for further information.

   Implementation of New Financial Accounting Standards

     The Company will adopt SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities" in 2001. The Company does not know the effects, if any, this statement will have on the Company's financial position, results of operations or cash flows. The Company adopted SFAS No. 130 "Reporting Comprehensive Income", No. 131 "Disclosures About Segments of an Enterprise and Related Information" and No. 132 "Employers Disclosures About Pensions and Other Post Retirement Benefits" in 1998. Adoption of these statements had no material effects on the Company's financial position, results of operations or cash flows.

Note 2.   Operations and Management Plans

     At December 31, 2000, the Company's current liabilities exceeded its current assets by $4,660,182. The Company had a profit of $352,774 compared to a loss of $2,269,506 at December 31, 1999. The profit in the year 2000 can be attributed to increased production from development projects and additional acquisitions, and more favorable crude oil and natural gas prices.

         On April 5, 2000, the Company entered into an agreement with Aquila Energy Capital, an energy lender, to provide $19,302,000 in financing, of which $13,302,000, less closing costs of $402,000, was funded at closing and $6,000,000 was future development capital. The proceeds were used to (i) retire existing debt, including accrued interest of $10,234,977; (ii) acquire crude oil and natural gas properties in Zavala County, Texas for $2,300,000, including $3,266 in cash and 200,000 shares of the Company's common stock; and, (iii) acquire additional interests in the Madisonville Field, Texas. The loan is secured by substantially all of the Company's interests in oil and gas properties, bears interest at prime plus 3.5% and matures May 29, 2004. Monthly payments as to principal and interest are from an 85% net revenue interest in the secured properties. The lender retains a 7% overriding royalty interest with payments commencing after the loan is paid in full.

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.   Operations and Management Plans - continued

         The development capital included in the Aquila financing was designated for projects to increase production on the Company's existing properties, as identified by the Company and approved by the lender. The Company used approximately $3,400,000 for such projects in the year 2000 and will continue development activities in 2001 with the remaining $2,600,000. The Company will also continue to identify and evaluate opportunities for growth through acquisitions. Management believes profits will increase in the future; however adverse changes in the prices of crude oil and natural gas would have a severe impact on the Company's plans.

Note 3.  Cost of Oil and Gas Properties

     The following tables set forth certain information with respect to the Company's oil and gas producing activities for the periods presented:

     Capitalized Costs Relating to Oil and Gas Producing Activities:

                                                       2000              1999
                                                       ----              ----
      Unproved oil and gas properties            $      384,240     $     6,171
      Proved oil and gas properties                  28,540,631      19,096,565
      Support equipment and facilities                1,970,178         980,960
                                                 --------------      -----------
                                                     30,895,049      20,083,696
      Less accumulated depreciation,
        depletion and amortization                   (3,365,182)     (2,354,596)
                                                 --------------      -----------
      Net capitalized costs                      $   27,529,867     $17,729,100
                                                 ==============     ============

                                      F-14

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.   Cost of Oil and Gas Properties - continued

     Results of Operations for Oil and Gas Producing Activities:

                                                             2000                1999            1998
                                                             ----                ----            ----
          Oil and gas sales                             $ 8,445,932          $ 2,533,304    $  1,804,147
          Production costs                               (3,377,583)          (1,399,710)     (1,647,329)
          Depreciation, depletion and amortization       (1,030,635)            (524,295)     (2,100,332)
          Income tax expense                                  _                    _               _
                                                        ------------         ------------   -------------
          Results of operations for oil and gas
              producing activities - income (loss)      $ 4,037,714          $   609,299    $ (1,943,514)
                                                        ===========          ===========    ============

     Costs  Incurred in Oil and Gas  Producing  Activities:

                                                            2000                 1999             1998
                                                            ----                 ----             ----
          Property  Acquisitions
                  Proved                                $  5,874,199         $11,006,257    $  4,704,408
                  Unproved                                   122,837               1,568           -
          Development Costs                                4,814,317           1,041,858       1,786,900
                                                           ---------           ---------       ---------
                                                        $ 10,811,353         $12,049,683    $  6,491,308
                                                        ============         ===========    ============

     On July 3, 1994, the Company exercised its option under the Investment Letter and Subscription Agreement with Madisonville Project, Ltd. (the "Partnership"), an unrelated party, to convert $500,000 of the note receivable from the Partnership into 100 Partnership units. At December 31, 1994, the Company's 100 units represent an interest of 32.46% of the Partnership. Per the agreement with the Partnership, income and expenses are to be distributed between partners based on the weighted average interest in the partnership during the year. As a result of the investment in the Partnership, the balance sheet of the Partnership as of December 31, 2000 and 1999, and its results of operations for the years ended December 31, 2000, 1999 and 1998 have been proportionately consolidated with the accompanying balance sheets, statements of operations and cash flows of the Company. All material intercompany transactions and balances have been eliminated in consolidation.

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

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3.   Cost of Oil and Gas Properties - continued

               Costs Incurred in Oil and Gas Producing Activities: - continued

               Supplemental unaudited pro forma information (under the purchase method of accounting) presenting the results of operations for the year ended December 31, 1998, as if the Setex LLC transaction had occurred as of January 1, 1998:

                                                         Year Ended
                                                        December 31,
                                                           1998
                                                        ------------

        Operating revenues                              $ 2,485,510
        Operating expenses                                8,988,287
                                                        ------------
        Income (loss) from operations                    (6,502,777)
        Other income and expense                         (2,058,063)
        Income taxes                                    ------------
        Net income (loss)                               $(8,560,840)
                                                        ============
        Earnings (loss) per share - basic and diluted   $     (3.75)
                                                        ============

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

               Effective April 1, 2000, the Company acquired interests in oil and gas properties in Texas from an unrelated party. The acquisition cost was $2,624,455, consisting of $21,522 cash, $2,296,734 in debt and 200,000 shares of common stock. On the same date, the Company acquired additional interest in its Madisonville Field from three working interest owners. The acquisition cost was $294,648, consisting of $155,343 in debt, $167,798 in accounts receivable due to the Company and $30,493 in accounts payable due a working interest owner.

               Effective October 1, 2000, the Company acquired interests in oil and gas properties located in Texas, Oklahoma and Mississippi from an unrelated party. The acquisition cost was $2,955,096, consisting of $855,096 cash and $2,100,000 in debt.

     Supplemental unaudited pro forma information (under the purchase method of accounting) presenting the results of operations for the years ended December 31, 1999 and 1998, as if the Pozo Resources transaction had occurred as of January 1, 1999 and 1998:

                                                               Year Ended         Year Ended
                                                              December 31,       December 31,
                                                                 1999               1998
                                                             -------------      ------------

          Operating Revenues                                 $   3,885,644      $  3,812,107
          Operating Expenses                                     5,169,105         9,750,701
                                                             -------------      -------------
          Income (loss) from operations                         (1,283,461)       (5,938,594)
          Other income and expense                              (2,091,662)       (3,343,426)
          Income taxes                                               _                 -
                                                             --------------     -------------
          Net income (loss)                                  $  (3,375,123)     $ (9,282,020)
                                                             ==============     =============
          Earnings (loss) per share - basic and diluted      $        (.48)     $      (4.05)
                                                             ==============     =============


Note 4.   Accrued Expenses

     Accrued expenses consisted of the following:

                                                             December 31,       December 31,
                                                                 2000               1999
                                                             ------------       ------------
          Payroll and payroll taxes                          $     15,569       $     28,841
          Interest                                                296,989            388,063
          Professional fees                                        42,000             36,000
          Sales taxes                                               1,056             10,052
                                                             ------------       ------------
                                                             $    355,614       $    462,956
                                                             ============       ============


Note 5.   Notes Payable and Long-Term Debt

     Notes payable is as follows:

                                                                                               2000                1999
                                                                                          ---------------     --------------
          $500,000 notes payable (including $100,000 to related parties in 1999)
             due October through November, 1998. 12% interest payable quarterly;
             secured by 20% interest in the Madisonville Project, Ltd. (Note 3);
             $50,000 converted to common stock June, 1998;  $50,000 converted to common stock September, 1999; retired
             April, 2000.                                                                 $                    $      400,000

          $175,000 notes payable due May, 1998.  Interest at
             prime rate, plus 2% (prime rate at 9.5% at December 31,
             2000); 18% past due rate, payable monthly.  Secured by
             oil and gas properties; past due.                                                    45,000              175,000

          Promissory notes payable to director of the Company at 8.5%  interest;
             various due dates from January, 2000 through
             June, 2000; unsecured; converted to common stock March, 2000.                                            750,000

          Promissory note payable to unrelated party at 10% interest;
             due April, 2000; unsecured; converted to common stock May, 2000.                                          75,000

          Note payable to  unrelated  entity to finance oil and gas  properties;
             due August,  2000;  secured by related oil and gas  properties  and guaranty of director; interest at prime rate plus 1/2 % (8.5% at
             December 31, 1999); retired April, 2000.                                                               6,257,403

          Promissory note payable to related party at 10% interest; due on demand;
              unsecured; retired June, 2000.                                                                          242,597

          Promissory note payable to a director of a subsidiary of the Company
             at 8.5%; due May, 2000; unsecured; retired April, 2000.                                                  200,000

          Promissory note payable to a director of the Company at 10%; payable on
             demand; unsecured.                                                                 500,000

          Promissory note payable to a director of a subsidiary of the Company at 8.5%;
             due April, 2001; unsecured                                                         200,000

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5.   Notes Payable and Long-Term Debt

     Notes payable is as follows - continued:

                                                                                                  2000                    1999
                                                                                            ---------------         ----------------

          Promissory note payable to an unrelated party at 10%; payable on demand;
             unsecured.                                                                           100,000

          Promissory note payable to an unrelated party at 10%; due January, 2001;
             Unsecured.                                                                           250,000

          Non-interest bearing note payable to an unrelated party; payable out of 50%
             of the net transportation revenues from a certain natural gas pipeline; no
             due date.                                                                             40,300

          Note payable to a bank at 11%; due March, 2001; secured by the
             guaranty of three directors of the Company.                                          500,000
                                                                                             ------------              ------------
                                                                                             $  1,635,300             $  8,100,000
                                                                                             ============

          Notes reclassified as a result of the Aquila financing (Note 2)                                               (7,100,000)
                                                                                                                       ------------


                                                                                                                      $  1,000,000
                                                                                                                       =============

          Long-term debt is as follows:
                                                                                                 2000                       1999
                                                                                             -------------             -------------

          Line of credit (up to $3,000,000) to bank; due March, 2002;
             secured by guaranty of a director.  Interest at prime rate
             (prime rate 9.5% at December 31, 2000).                                         $   2,989,515            $  2,709,515

          Nonrecourse debt to the Partnership to acquire
             oil and gas properties, at 8% interest per annum; retired April, 2000.                                        865,210

          Subordinated  promissory notes to various individuals at 9.5% interest per annum;  $25,000  retired  April,  1997;  $105,000  converted to
             common  stock  June,  1998;   $50,000  converted  to  common  stock
             September,   1999;$75,000   retired  July,  2000;  amounts  include
             $120,000 ($195,000 - 1999) due to
             related parties; past due.                                                            245,000                 320,000

          Notes payable  to  finance  vehicles,  payable  in  aggregate  monthly installments of approximately $6,000, including interest of 8.5% to
             13% per annum; secured by the related
             equipment, due various dates through 2005.                                            141,990                 102,632

          Notes payable to unrelated entity to retire other debt at an interest rate of prime plus 1%, changed to prime in April, 1999
             (prime rate 8.5% at December 31, 1999); due February 1, 2001.  Secured
             by oil and gas properties, and guaranty of a director; retired April, 2000                                  1,150,000

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5.   Notes Payable and Long-Term Debt - continued

          Long-term debt is as follows - continued:

                                                                                                     2000                 1999
                                                                                                ---------------     ----------------
          Line of credit up to $500,000  to bank;  due April,  2000;  secured by guaranties of a director and officer.
             interest at prime rate (8.5% at December 31, 1999); retired April, 2000.                                      490,000
          Note payable to related party to finance equipment with monthly installments of $5,200, including interest at 13.76% per annum;
             final payment due October, 2003; secured by related equipment.                        145,716                 185,071

          Note payable to unrelated party with monthly  installments of $12,500;
             interest  at  11%;  due  March,   2004;  secured  by  oil  and  gas
             properties;
             retired April, 2000.                                                                                          480,360

          Promissory note to a director of the Company; interest at 8.5%;
              due December 31, 2001.                                                               100,980                 117,858

          Non-interest bearing note payable to unrelated party (interest imputed at 10%);  payable out of 25% net profits  from certain oil and gas properties; due January, 2001; secured by related oil and gas
              properties.                                                                          132,278                 132,278

          Note payable to a related party to finance equipment with monthly installments of $2,300, including interest at 11% per annum; final
             payment due March, 2002; secured by related equipment.                                 32,553

          Note payable to a related party to finance equipment with monthly installments of $1,100, including interest at 11% per annum; final
             payment due September, 2002; secured by related equipment.                             20,963

          Note payable to a bank with monthly principal payments of $2,300;
             interest at 9.5%; due May, 2003; secured by related equipment.                         67,456

          Note payable to an energy  lender;  interest at prime plus 3.5% (prime rate 9.5% at  December  31,  2000)  payable  monthly out of 85% net profits from certain oil and gas properties;
             final payment due May, 2004; secured by related oil and gas properties.                                    15,530,336

          Note payable to a bank with  monthly  principal  payments  of $15,000;
             interest at prime plus 1% (prime rate 9.5% at December  31,  2000);
             final payment due November, 2003; secured by related oil and gas
             properties.                                                                         2,085,000
                                                                                                 ---------             ------------
                                                                                                                         6,552,924

          Notes reclassified as a result of the Aquila financing (Note 2)                                                7,100,000
                                                                                                 ---------              -----------
                                                                                                21,491,787              13,652,924
     Less current portion                                                                       (3,414,416)             (2,348,606)
                                                                                                -----------             -----------
     Total long-term debt                                                                      $18,077,371             $11,304,318
                                                                                               ============            ============

                                      F-20

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5.   Notes Payable and Long-Term Debt - continued

          Long-term debt is as follows - continued

               On April 5, 2000, the Company entered into a financing agreement with Aquila Energy Capital Corporation. Terms of the financing require payment of the principal and interest from 85% of the net profits from the properties securing the loan. For purposes of the following table, maturities have been estimated based on principal payments actually made as calculated from 85% of the net profits from the most recent 6-month trailing average. Because the maturities are based upon estimates of future net profits, it is reasonably possible that the amount the Company will actually pay could differ materially in the near term from the estimated amount.

         Estimated  annual   maturities  for  long-term  debt,   including  the
         refinancing, are as follows:

                    2001                                           $  3,414,415
                    2002                                              5,902,352
                    2003                                              4,407,188
                    2004                                              7,762,926
                    2005                                                  4,906
                                                                   ------------
                                                                    $21,491,787
                                                                    ===========
                                      F-21

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6.   Stockholders' Equity

          Common Stock                                                                          2000                        1999
          ------------                                                                        -------------             ------------

               Par value $.001;  40,000,000  shares  authorized;
                18,445,041 and 15,696,882  shares  issued and
                outstanding  as of December 31, 2000 and
                1999, respectively.                                                           $     18,445              $   15,697
                                                                                               ===========              ==========

          Preferred Stock
          ---------------

               Class AAA, par value $.01; 4,000 shares authorized;
                0 and 815 shares issued and outstanding as
                of December 31, 2000 and 1999, respectively.
                Dividends are cumulative and payable quarterly at
                the rate of $45 per share per annum. The shares
                are convertible into common stock based upon a
                purchase value of $500 per share of Class AAA stock
                divided by the lesser of (i) $3.50 per share or (i) 70%
                of the  average  closing  NASDAQ  bid  price  of the common stock for the 15 trading days that end on the 3rd business day preceding conversion.  In addition, the Company is
                 obligated to pay $2.10 per week (from  August 15,  1997;
                $2.00 from May 15 to August 15, 1997) per $1,000
                purchase amount to Class  AAA  stock  as  additional
                dividends until sufficient securities  are  registered
                to cover public  resales of common stock  issuance
                upon  conversion  of Class AAA  shares.  Under special
                agreement,  a  majority  of the  Class  AAA  preferred
                shareholders (2,425  shares)converted their shares and
                approximately  $235,000  in  unpaid  dividends  into
                1,661,064 common  shares  in 1999.  The  remaining  Class
                AAA  preferred shareholders (815 shares) converted their
                shares and approximately $77,000 in unpaid dividends
                into 538,322 shares of common stock in 2000.                                                                     8

               Series D, par value $.01; 12,000 shares authorized;
                8,000 issued and  outstanding  at December  31, 2000 and 1999.
                The Series D preferred  stock does not pay dividends
                and is not redeemable. The liquidation value is
                $500 per share. After three years from the  date  of
                issuance, and thereafter, the shares are convertible into
                common stock based upon a value of $500 per Series D
                share divided by $8 per share of common stock.                                           80                     80
                                                                                                  ----------               ---------


                                                                                                  $      80              $      88
                                                                                                  ==========              ==========

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6.   Stockholders' Equity - continued

               Preferred Stock - continued

                    All  classes  of  preferred  shareholders  have  liquidation preference over common shareholders of $500 per preferred share, plus accrued dividends. Dividends in arrears at December 31, 2000 were $159,409 (Series BB). Dividends in arrears at December 31, 1999 were $379,602 ($220,192 -Class AAA; $159,409 - Series BB).

               Stock Options

               The Company maintains a Non-Qualified Stock Option Plan (as amended and restated, the "Plan") which authorizes the grant of options of up to 1,000,000 shares of common stock. Under the Plan, options may be granted to any of the Company's key employees (including officers), employee and nonemployee directors, and advisors. A committee appointed by the Board administers the Plan. Prior to 1999, options granted under the Plan had been granted at an option price of $3.13 and $1.81 per share. In July 1999, the Board authorized that all then current employee and director options under the plan be reduced to a price of $.75 per share. Following is a schedule by year of the activity related to stock options, including weighted-average ("WTD AVG") exercise prices of options in each category.

                                          2000                  1999                   1998
                                  ------------------    -------------------     ------------------
                                    WTD AVG               WTD AVG               WTD AVG
                                    Prices    Number      Prices     Number     Prices    Number
                                  ---------   -------   ----------  -------     -------   ---------
          Balance, January 1      $  1.07     717,000   $  2.52      490,000    $  2.85    800,000
               Options issued     $  1.17     206,000   $   .75      582,000    $  1.81    210,000
               Options expired        -          -      $  2.53     (355,000)   $  3.12   (520,000)
                                              -------               --------              ----------

          Balance, December 31    $  1.09     923,000   $  1.07      717,000    $  2.52    490,000
                                              =======                =======               =======

             All options were exercisable at December 31, 2000. Following is a schedule by year and by exercise price of the expiration of the Company's stock options issued as of December 31, 2000:

                             2001         2002         2003      2004       2005     Thereafter     Total
                         --------   ----------   ----------   ---------   --------   ----------   --------
               $ .75                                           432,000                 150,000    582,000
               $1.13                                                       100,000                100,000
               $1.20                                                       106,000                106,000
               $1.81                                                                    60,000     60,000
               $3.00       10,000       65,000                                                     75,000
                        ---------   ----------   ----------   ---------    --------   ---------   --------

                           10,000       65,000                 432,000     206,000     210,000    923,000
                         ========   ==========   ==========   ==========   ========   =========   ========


                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6.   Stockholders' Equity - continued

          Stock Options - continued

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

                                                2000                1999                 1998
                                       --------------------   ------------------   ----------------
                                       WTD AVG                WTD AVG              WTD AVG
                                       Prices       Number    Prices     Number    Prices    Number
                                       --------   ---------   --------   -------   -------   ------
          Balance, January 1           $  2.53    1,369,754   $  3.16    2,888,343  $ 3.23   2,654,555
          Warrants issued              $  1.86      170,000   $  1.09      694,254  $ 3.49   1,008,500
          Warrants exercised/expired   $  2.65     (147,500)  $  2.90   (2,212,843) $ 1.92    (774,712)
                                                   ---------            ----------           ----------
          Balance, December 31         $  2.31    1,392,254   $  2.53    1,369,754 $  3.16   2,888,343
                                                  =========             ==========           =========


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

               Following is a schedule by year and by exercise price of the expiration of the Company's stock warrants issued as of December 31, 2000:

                  2001        2002        2003        2004        2005       Thereafter     Total
                 ------      ------      ------      ------      ------      ----------   ----------
$   .75          20,000                  166,754                               370,000       556,754
    .875                                                         150,000                     150,000
   1.625         19,000                                                                       19,000
   2.00          56,500                                                                       56,500
   2.25          40,000                                                                       40,000
   2.50          50,000                                                                       50,000
   3.00          50,000                                                        200,000       250,000
   5.00                                                                         50,000        50,000
   5.75                                                                         20,000        20,000
   6.00                                  200,000                                             200,000
                -------      ------      -------      ------     -------       -------     ---------
                235,500                  366,754                 150,000       640,000     1,392,254
                =======      =======     =======      =======    =======       =======     =========

                                      F-24

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6.   Stockholders' Equity - continued

               Stock Warrants - continued

               Warrants outstanding to officers, directors and employees of the Company at December 31, 2000 and 1999 were approximately 957,000 and 807,000, respectively. The exercise prices on these warrants range from $.75 to $5.75 and expire various dates through 2006.

               Other Stock Based Compensation Disclosures

               During 2000, 1999 and 1998, the Company issued options and warrants totaling 2000 - 354,000 (all exercisable); 1999 - 963,754 (all exercisable); and 1998 - 90,000 (all exercisable), respectively, to employees as compensation. As disclosed in Note 1, the Company continues to use the intrinsic value based method of APB 25 to measure stock based compensation. If the Company had used the fair value method required by SFAS 123, the Company's net income (loss) and per share information would approximate the following amounts:

                                       2000                          1999                          1998
                            -------------------------     -------------------------      ------------------------
                            As Reported     Pro Forma     As Reported     Pro Forma       As Reported   Pro Forma
                            ----------       ---------    -----------     ---------      -----------    ---------
SFAS 123 compensation cost  $              $  265,620     $               $   312,749     $             $   128,210

APB 25 compensation cost    $              $              $               $               $             $

Net income (loss)           $   352,774    $   87,154     $(2,269,506)    $(2,582,255)    $(8,387,060)  $(8,515,270)

Income (loss) per common
  share - basic
  and diluted               $       .02    $      .00     $      (.34)    $      (.38)     $   (3.68)   $     (3.73)

          Other Stock Based Compensation Disclosures - continued

               The effects of applying SFAS 123 as disclosed above are not indicative of future amounts. The Company anticipates making additional stock based employee compensation awards in the future.

               The Company utilized the Black-Sholes option pricing model to estimate the fair value of the options and warrants (to employee and non-employees) on the grant date. Significant assumptions include (1) 5.75% risk free interest rate; (2) weighted average expected life of 2000 - 4.8; 1999 - 4 years; 1998 - 4.4 years;
               (3) expected  volatility of 2000 - 99.82%;  1999 - 95.68%; 1998 -
               70.48%; and (4) no expected dividends.

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7.   Income (Loss) Per Common Share

         The following is a reconciliation of the numerators and denominators used in computing income (loss) per share:

                                                    2000                  1999                1998
                                                    ----                  ----                ----
Net income (loss)                              $    352,774         $ (2,269,506)        $ (8,387,060)
Preferred stock dividends                             -                 (450,684)            (427,173)
                                                   --------             --------             --------
Income (loss) available to common
shareholders (numerator)                       $    352,774         $ (2,720,190)        $ (8,814,233)
Weighted-average number of shares
   of common stock - basic and
   diluted (denominator)                         17,293,848            7,953,147            2,394,866
                                                 ==========            =========            =========
Income (loss) per share - basic                $        .02         $       (.34)        $      (3.68)
                                               ============         ============         ============

         Potential dilutive securities (stock options, stock warrants and convertible preferred stock) totaling 1,102,960 weighted average shares in 2000 have not been considered because there is no effect on income per common share. Potential dilutive securities (stock options, stock warrants and convertible preferred stock) in 1999 and 1998 have not been considered since the Company reported a net loss and, accordingly, their effects would be antidilutive.

Note 8.   Related Party Transactions

         On December 1, 1992, Ray Holifield and Associates, Inc. executed an unsecured promissory note to the Company for $118,645 with interest at 10% per annum, due on October 1, 1993. At December 31, 1993, the note was still outstanding. During 1994, the Company entered into an agreement with the Holifield Trust in which Holifield will make payments on the past due note from future oil and gas revenue. During 1995, $10,995 of interest payments were received. At December 31, 2000 and 1999 the unsecured promissory note has been fully reserved.

         On December 1, 1992, Parkway Petroleum Company, a Ray Holifield related company, executed an unsecured promissory note to the Company for $54,616 with interest at 10% per annum, due on October 1, 1993. The note was issued for amounts due from contract drilling services provided by the Company. At December 31, 1993, the note was still outstanding. During 1994, the Company entered into an agreement with the Holifield Trust in which Holifield will make payments on the past due note from future oil and gas revenue. During 1995, $6,250 of interest payments were received. At December 31, 2000 and 1999, the unsecured promissory note has been fully reserved.

         On January 10, 1994, the Company entered into a consulting agreement with Williams whereby the Company would provide management and accounting services for $25,000 per month for a period of one year. The Company accrued the consulting fees with an offset to deferred income until payment of the fees are actually received. During 1994, $172,140 was recorded as consulting fee income. Beginning in the second quarter 1994, the Company began recognizing consulting income only as cash payments were received. Prior to the second quarter, $75,000 in consulting fee revenue was accrued. The Company has received $97,140 in consulting fee payments. As of December 31, 1994, the receivable from Williams of $202,860 for consulting fees has been offset by deferred income of $127,860 and a provision for doubtful accounts of $75,000. Effective January 1, 1995, the Company received a promissory note from Williams in the amount of $202,860, bearing interest at the rate of 10% per annum, and payable in quarterly installments of principal and interest of $15,538.87. At December 31, 2000 and 1999, the unsecured promissory note has been fully reserved.

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.   Related Party Transactions - continued

         As of December 31, 1995, the Company had accrued compensation for two officers of the Company totaling $54,123. On March 27, 1996, notes due April 1, 1997 were issued to these two officers for this amount. Additionally, the Company has accrued consulting fees to ST Advisory Corp., a related party owned by a director of the Company, totaling $12,500 for services performed in connection with economic evaluations and non-recourse financing arrangements for future acquisitions of oil and gas properties and other corporate development opportunities. As of December 31, 1996, accrued compensation to one officer totaled $10,500. At December 31, 1997, accrued compensation to three officers totaled approximately $75,000. At December 31, 1998, accrued compensation to one current and two former officers totaled $89,917. At December 31, 1999, accrued compensation to one director totaled $14,392. At December 31, 2000, there was no accrued compensation.

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

         Interest   expensed  on  related  party  notes  totaled   approximately
$186,000,  $165,400 and $154,000 for the years December 31, 2000, 1999 and 1998, respectively.

Note 9.   Income Taxes

         The   components  of  the  net  deferred   federal  income  tax  assets
(liabilities) recognized in the Company's balance sheet were as follows:

                                           December 31,       December 31,
                                              2000               1999
                                              ----               ----
Deferred tax assets
    Provision for bad debts                $   251,763        $   238,078
    Net operating loss carryforwards         4,056,444          4,000,998
    Oil and gas properties                     603,900            720,800
    Capital Loss carryforwards                 103,344            114,997
                                               -------            -------
Net deferred tax assets before
    valuation allowance                      5,014,451          5,074,873
Valuation allowance                         (5,014,451)        (5,074,873)
                                             ----------        -----------
Net deferred tax assets (liabilities)      $     -            $     -

               As of December 31, 2000 and 1999, the Company did not believe it was more likely than not that the net operating loss carryforwards would be realizable through generation of future taxable income; therefore, they were fully reserved.

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.   Income Taxes - continued

               The following table summarizes the difference between the actual tax provision and the amounts obtained by applying the statutory tax rate of 34% to the loss before income taxes for the years ended December 31, 2000, 1999 and 1998.

                                                            2000           1999           1998
                                                            ----           ----           ----

Tax benefit calculated at statutory rate                 $  119,943     $ (771,632)   $ (2,851,601)

Increase (reductions) in taxes due to:

    Effect of net operating loss carryforwards              (45,176)
    Effect on non-deductible expenses                        43,133         50,479          66,724
    Change in valuation allowance                           (60,422)       621,076       2,810,241
    Other                                                   (57,478)       100,077         (25,364)
                                                            --------       -------       ----------

Current federal income tax provision                     $     -              -               -
                                                         ============      =======       ==========

         As of December 31, 2000 the Company had net operating loss carryforwards of approximately$11,900,000 and capital loss carryforwards of approximately $304,000, which are available to reduce future taxable income and capital gains, respectively, and the related income tax liability. The capital loss carryforward expires in 2003. The net operating loss carryforward expires at various dates through 2019.

Note 10.    Commitments and Contingencies

     Oil and Gas Hedging Activities

               As a result of the April 2000 financing (See Note 2), the Company entered into an agreement with an energy lender, commencing in May 2000, to hedge a portion of its oil and gas sales for the period of May 2000 through April 2004. The agreement calls for the initial volumes of 7,900 barrels of oil and 62,200 Mcf of gas per month, decling monthly thereafter. Volumes at December 31, 2000 had declined to 6,200 barrels of oil and 49,800 Mcg of gas. As a result of this agreement, the Company realized a reduction in revenues of $1,200,794 for the twelve-month period ended December 31, 2000, which is included in oil and gas sales.

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

               The following unaudited table sets forth proved oil and gas reserves, all within the United States, at December 31, 2000, 1999, and 1998, together with the changes therein.

                                                         Crude Oil        Natural Gas
                                                          (Bbls)            (Mcf)
                                                       -------------     ------------
QUANTITIES OF PROVED RESERVES:

     Balance December 31, 1997                            4,676,427        6,195,358
          Revisions                                      (2,317,025)        (845,166)
          Extensions, discoveries, and additions             21,306           65,751
          Purchases                                         177,416        2,958,550
          Sales                                          (1,375,820)      (1,518,913)
          Production                                        (98,157)        (200,225)
                                                         -----------      -----------

     Balance December 31, 1998                            1,084,147        6,655,355
          Revisions                                       1,184,623         (754,478)
          Extensions, discoveries, and additions            343,857        2,917,613
           Purchase                                         781,942       10,835,725
           Sales                                               -               -
           Production                                       (79,661)        (467,350)
                                                          -----------     -----------

     Balance December 31, 1999                            3,314,908       19,186,865
          Revisions                                         433,409        1,478,834
          Extensions, discoveries, and additions            501,293        1,509,014
          Purchases                                         490,600        3,748,845
           Sales                                               -                -
          Production                                       (165,031)      (1,111,639)
                                                          ----------      -----------

     Balance December 31, 2000                            4,575,179       24,811,919
                                                          =========       ===========

PROVED DEVELOPED RESERVES:
     December 31, 1998                                      769,862        3,866,308
                                                          =========        =========
     December 31, 1999                                    1,569,750        9,316,529
                                                          =========        =========
     December 31, 2000                                    2,883,641       15,141,979
                                                          =========       ==========

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.    Oil and Gas Reserves Information (Unaudited) - continued

         STANDARDIZED MEASURE:

         Standardized measure of discounted future net cash flows relating to proved reserves:

                                                      2000                     1999                   1998
                                                      ----                     ----                   ----
---

Future cash inflows                              $  318,504,931           $  119,006,567         $   22,260,688

Future production and development costs
   Production                                        97,465,972               42,544,454             10,379,070
   Development                                       13,400,359                9,903,729              2,935,160
                                                     ----------                ---------              ---------
Future cash flows before income taxes               207,638,600               66,558,384              8,946,458
Future income taxes                                 (56,466,527)             (11,847,076)                    (0)
                                                    -----------               ----------              ---------
Future net cash flows after income taxes            151,172,073               54,711,308              8,946,458
10% annual discount for estimated
  timing of cash flows                              (60,790,946)             (23,755,909)            (3,756,850)

Standardized measure of discounted
  future net cash flows                           $  90,381,127            $  30,955,399          $   5,189,608
                                                  =============            =============          =============

   The following reconciles the change in the standardized measure of discounted future net cash flows:

Beginning of year                                 $  30,955,399            $   5,189,608           $ 20,763,261

Changes from:
   Purchases                                         18,483,582               14,211,998              1,619,804
   Sales                                                                                             (7,563,199)
   Extensions, discoveries and improved
     recovery, less related costs                    10,727,329                4,798,128                258,112
   Sales of oil and gas produced net of
       production costs                              (5,068,349)              (1,133,594)              (156,818)
   Revision of quantity estimates                     7,365,348                7,363,300             (7,584,033)
   Accretion of discount                              3,765,842                  518,961              2,553,324
   Change in income taxes                           (27,056,577)              (6,703,020)             4,769,976
   Changes in estimated future
       development costs                               (504,445)              (1,434,291)              (677,160)
  Development costs incurred that
       reduced future development costs               4,359,405                1,012,141              1,786,900
  Change in sales and transfer prices,
       net of production costs                       38,543,222                6,348,062            (11,523,635)
  Changes in production rates (timing)
       and other                                      8,810,371                  784,106                943,076
                                                      ---------                  -------                -------
 End of year                                      $  90,381,127             $ 30,955,399            $ 5,189,608
                                                  =============             ============            ===========

                          INDEPENDENT AUDITOR'S REPORT






Stockholders and Board of Directors
GULFWEST OIL COMPANY


Our report on the consolidated financial statements of GulfWest Oil Company and Subsidiaries as of December 31,
2000 and 1999 and for each of the three years in the period ended December 31, 2000, is included on page F-1.
In connection with our audit of such financial statements, we have also audited the related financial statement schedule for the years ended December 31, 2000, 1999 and 1998 on page F-32.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




\s\ WEAVER AND TIDWELL, L.L.P.
------------------------------
WEAVER AND TIDWELL, L.L.P.

Dallas, Texas
March 9, 2001

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                          BALANCE                                              BALANCE
                                       AT BEGINNING                                             AT END
                                            OF             PROVISIONS/       RECOVERIES/          OF
DESCRIPTION                               PERIOD            ADDITIONS         DEDUCTIONS        PERIOD
-----------                               ------            ---------         ----------        ------
                                                                                                >
For the year ended

  December 31, 1998:

   Accounts  and notes  receivable
   - related parties                   $   448,230          $   252,000        $                 $    700,230
                                       ===========          ===========        =========         ============

   Valuation allowance for
   deferred tax assets                 $ 1,643,556          $ 2,810,241        $                 $  4,453,797
                                       ===========          ===========        ==========        ============

For the year ended

  December 31, 1999:

   Accounts and notes receivable -
   related parties                     $   700,230          $                  $                 $    700,230
                                       ===========          ===========        ==========        ============

   Valuation allowance for
   deferred tax assets                 $ 4,453,797          $   621,076        $                 $  5,074,873
                                       ===========          ===========        ==========        ============

For the year ended

  December 31, 2000:

   Accounts and notes receivable -
   related parties                     $   700,230          $    40,248        $                 $    740,478
                                       ===========          ===========        ==========        ============

   Valuation allowance for
   deferred tax assets                 $ 5,074,873          $    50,678        $                  $ 5,125,551
                                       ===========          ===========        ==========         ============

                                                                    Exhibit 22.1

                         Subsidiaries of the Registrant

GulfWest Oil Company has eight wholly owned subsidiaries, all Texas corporations or companies:

              1. GulfWest Oil & Gas Company was organized  February 18, 1999 and is the owner of record of interests in certain crude oil and natural gas properties located in Colorado and Texas.

              2. SETEX Oil and Gas Company was organized  August 11, 1998 and is the operator of crude oil and natural gas properties in which we own the majority working interest.

              3. LTW Pipeline Co. was  organized  April 19, 1999, is the owner and operator of certain natural gas gathering systems and pipelines that we own, and markets the natural gas produced from our properties.

              4. RigWest Well Service,  Inc. was organized  September 5, 1996 and operates well servicing equipment for us and under contract for other operators.

              5. Southeast  Texas Oil and Gas  Company,  L.L.C.  was  acquired by us on September 1, 1998 and is the owner of record of interests in certain crude oil and natural gas properties located in three Texas counties.

              6. DutchWest  Oil Company was  organized  July 28, 1997 and is the owner of record of interests in certain crude oil and natural gas properties located in Hardin and Polk Counties, Texas.

              7. GulfWest  Development  Company was organized  November 9, 2000 and is the owner of record of interests in certain crude oil and natural gas properties located in Texas, Oklahoma and Mississippi.

              8. GulfWest Texas Company was organized September 23, 1996 and was the owner of interests in certain crude oil and natural gas properties located in the Vaughn Field, Crockett County, Texas. Effective April 1, 2000, these properties were assigned to GulfWest Oil & Gas Company to facilitate financing.