Form 10-Q
period 2001-03-31
GULFWEST OIL CO
filed 2001-05-10
CIK 813779

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        for the transition period from to

                         Commission file number 1-12108

                              GULFWEST OIL COMPANY
                              --------------------
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

                                 YES X NO ____
                                    ---       -

     The number of shares  outstanding of each of the issuer's classes of common stock, as of the latest practicable date, May 10, 2001, was 18,462,541 shares of
Class A Common Stock, $.001 par value.

                              GULFWEST OIL COMPANY

                         FORM 10-Q FOR THE QUARTER ENDED
                                 MARCH 31, 2001

                                                                       Page of
                                                                      Form 10-Q
                                                                      ---------

Part I:  Financial Statements

Item 1.  Financial Statements
           Consolidated Balance Sheets, March 31, 2001,
             and December 31, 2000                                        3
           Consolidated Statements of Operations-for the three
             months ended March 31, 2001, and 2000                        5
           Consolidated Statements of Cash Flows-for the three
             months ended March 31, 2001, and 2000                        6
           Notes to Consolidated Financial Statements                     7

Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                                 8

Part II:  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders             10

Item 6.   Exhibits and Reports on 8-K                                     10

Signatures                                                                11

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
-------  ---------------------

                              GULFWEST OIL COMPANY
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)

                                     ASSETS

                                                                            March 31,           December 31,
                                                                              2001                  2000
                                                                        ------------------    ------------------

CURRENT ASSETS:
  Cash and cash equivalents                                             $         43,919              663,032
  Accounts Receivable - trade, net of allowance for doubtful
     accounts of -0- in 2001 and 2000                                          1,723,543            2,188,421
  Prepaid expenses                                                               241,769               83,351
                                                                        ------------------    ------------------
          Total current assets                                                 2,009,231            2,934,804
                                                                        ------------------    ------------------

OIL AND GAS PROPERTIES,
  using the successful efforts method of accounting                           32,653,372           30,895,049

OTHER PROPERTY AND EQUIPMENT                                                   2,205,161            1,961,203
  Less accumulated depreciation, depletion,
    and amortization                                                          (4,456,267)          (4,049,510)
                                                                        ------------------    ------------------
  Net oil and gas properties and
      other property and equipment                                            30,402,266           28,806,742
                                                                        ------------------    ------------------

OTHER ASSETS
  Deposits                                                                        27,638               27,638
  Investments                                                                       -                 122,785
  Debt issue cost                                                                451,086              482,159
                                                                        ------------------    ------------------
          Total other assets                                                     478,724              632,582
                                                                        ------------------    ------------------
TOTAL ASSETS                                                            $     32,890,221      $    32,374,128
                                                                        ==================    ==================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST OIL COMPANY
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                March 31,           December 31,
                                                                                  2001                  2000
                                                                            ------------------    -----------------

CURRENT LIABILITIES
  Notes payable                                                             $        840,300      $      935,300
  Notes payable - related parties                                                    700,000             700,000
  Current portion of long-term debt                                                2,601,749           3,111,120
  Current portion of long-term debt - related parties                                228,763             303,296
  Accounts payable - trade                                                         2,951,054           2,189,656
  Accrued expenses                                                                   450,123             355,614
                                                                            ------------------    -----------------

    Total current liabilities                                                      7,771,989           7,594,986
                                                                            ------------------    -----------------

LONG-TERM DEBT, net of current portion                                            17,876,110          17,960,455
                                                                            ------------------    -----------------

LONG-TERM DEBT, RELATED PARTIES                                                      293,338             116,916
                                                                            ------------------    -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock                                                                         80                  80
  Common stock                                                                        18,445              18,445
  Additional paid-in capital                                                      23,537,900          23,537,900
  Retained deficit                                                               (16,607,641)        (16,854,654)
  Long-term accounts and notes receivable - related parties, net of allowance for doubtful accounts of $740,478 in 2001
  and 2000                                                                  ------------------    -----------------

         Total stockholders' equity                                                6,948,784           6,701,771
                                                                            ------------------    -----------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                        $     32,890,221      $   32,374,128
                                                                            ==================    =================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST OIL COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                                 2001                 2000
                                                                            ----------------    -----------------
                                                                            ----------------    -----------------

OPERATING REVENUES
  Oil and gas sales                                                         $      2,959,753    $      1,500,437
  Well servicing revenues                                                              4,030              74,010
  Operating overhead and other income                                                 93,956              44,009
                                                                            ----------------    -----------------
     Total operating revenues                                                      3,057,739           1,618,456
                                                                            ----------------    -----------------

OPERATING EXPENSES
  Lease operating expenses                                                         1,271,683             673,877
  Cost of well servicing operations                                                   23,612              87,446
  Depreciation, depletion and amortization                                           448,551             182,071
  General and administrative                                                         383,109             366,837
                                                                            ----------------    -----------------
     Total operating expenses                                                      2,126,955           1,310,231
                                                                            ----------------    -----------------

INCOME FROM OPERATIONS                                                              930,784              308,225
                                                                            ----------------    -----------------

OTHER INCOME AND EXPENSE
  Interest expense                                                                 (681,117)            (383,380)
  Gain (loss) on sale of assets                                                      (2,654)               4,827
                                                                            ----------------    -----------------
     Total other income and expense                                                (683,771)            (378,553)
                                                                            ----------------    -----------------
INCOME (LOSS) BEFORE INCOME TAXES                                                   247,013              (70,328)

INCOME TAXES                                                                           -                    -
                                                                            ----------------    -----------------

NET INCOME (LOSS)                                                                   247,013              (70,328)

DIVIDENDS ON PREFERRED STOCK
(PAID 2001 - $-0-; 2000 - $4,691)                                                      -                    -
                                                                            ----------------    -----------------

NET INCOME (LOSS) AVAILABLE TO COMMON
SHAREHOLDERS                                                                        247,013             (70,328)
                                                                            ================    =================
                                                                            ================    =================

INCOME (LOSS) PER COMMON SHARE -
BASIC AND DILUTED                                                           $           .01     $          (.00)
                                                                            ================    =================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST OIL COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                                       2001                2000
                                                                                  ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                               $       247,013    $        (70,328)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
            Depreciation, depletion, and amortization                                     448,551             182,071
            Common stock and warrants issued and charged to operations                                         13,600
            (Gain) loss on sale of assets                                                   2,654              (4,827)
            (Increase) decrease in accounts receivable - trade, net                       435,147            (378,321)
            (Increase) decrease in prepaid expenses                                      (158,418)            (15,899)
            Increase (decrease) in accounts payable and accrued expenses                  855,907             774,357
                                                                                  ----------------    ----------------
               Cash provided by operating activities                                    1,830,854             500,653
                                                                                  ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
            Proceeds from sale of property and equipment                                   21,423               7,750
            Purchase of property and equipment                                         (1,682,125)           (830,716)
                                                                                  ----------------    ----------------
                Net cash used in investing activities                                  (1,660,702)           (822,966)
                                                                                  ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Payments on debt                                                           (1,014,126)           (291,581)
            Proceeds from debt issuance                                                   230,000             680,000
            Debt issue cost                                                                (5,139)           (232,422)
                                                                                  ----------------    ----------------
                Net cash provided (used) by financing activities                         (789,265)            155,997
                                                                                  ----------------    ----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         (619,113)           (166,316)

CASH AND CASH EQUIVALENTS, beginning of period                                            663,032             287,300
                                                                                  ----------------    ----------------

CASH AND CASH EQUIVALENTS, end of period                                          $        43,919     $       120,984
                                                                                  ================    ================

CASH PAID FOR INTEREST                                                            $       729,483     $       198,912
                                                                                  ================    ================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                      GULFWEST OIL COMPANY AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

1. During interim  periods,  we follow the accounting  policies set forth in our
Annual Report on Form 10-K filed with the  Securities  and Exchange  Commission.
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

4. Non-cash Investing and Financing

During the three month  period  ended March 31,  2001,  we acquired  $197,299 of other property and equipment through notes payable to financial institutions and related parties.

5. We entered into an agreement with an energy  lender,  commencing in May 2000, to hedge a portion of our oil and gas sales for the  period of May 2000  through
April 2004. The agreement  calls for initial volumes of 7,900 barrels of oil and
52,400 Mcf of gas per month,  declining monthly thereafter.  As a result of this agreement,  we realized a reduction in revenues of $726,077 for the  three-month period ended March 31, 2001, which is included in oil and gas sales.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
-------  ------------------------------------
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ------------------------------------------------

Overview
--------

     We are engaged  primarily in the  acquisition,  development,  exploitation, exploration  and  production  of crude  oil and  natural  gas.  Our  focus is on increasing  production  from our existing  crude oil and natural gas  properties
through  the  further  exploitation,   development  and  optimization  of  those
properties,  and on acquiring  additional  crude oil and natural gas properties.
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

Three-Month  Period  Ended  March 31, 2001  compared to Three Month  Period
Ended March 31, 2000.

Revenues

     Oil and Gas Sales.  Revenues from the sale of crude oil and natural gas for the first quarter  increased 97% from  $1,500,400 in 2000 to $2,959,800 in 2001.
This was due to increased oil and gas production,  higher oil and gas prices and acquisitions of additional properties.

     Well Servicing Revenues.  Revenues from well servicing operations decreased
95% from $74,000 in 2000 to $4,000 in 2001. In 2001, we primarily  used our rigs to develop the properties  that we operate and did  significantly  less work for third parties than in 2000.

     Operating  Overhead  and  Other  Income.  Revenues  from  these  activities increased  114% from  $44,000  in 2000 to  $94,000  in 2001.  This was due to an
increase in Other Income from natural gas gathering and marketing fees.

Costs and Expenses

     Lease  Operating  Expenses.  Lease  operating  expenses  increased 89% from
$673,900  in  2000  to  $1,271,700  in  2001.  This  was  primarily  due  to the acquisition of additional  properties and increased costs related to oil and gas production; and, to a lesser extent, higher vendor and contractor costs, as well as  additional  field  activity to increase  production on existing and acquired properties under the favorable product price environment.

     Cost of Well Servicing  Operations.  Well servicing  expenses decreased 73%
from $87,400 in 2000 to $23,600 in 2001. In 2001, we primarily  used our rigs to develop the properties that we operate and did significantly less work for third parties than in 2000.

     Depreciation,  Depletion and Amortization  (DD&A).  DD&A  increased
146% from  $182,100  in 2000 to $448,600 in 2001,  due to  significantly  higher
production  as  a  result  of  successful  field   development   activities  and
acquisitions.

     General  and  Administrative   (G&A)  Expenses.  Our  G&A  expenses
increased  4% from  $366,800  in  2000  to  $383,100  in  2001  due to  expenses associated  with an increase in the number of oil and natural gas assets that we manage.

     Interest  Expense.  Interest expense increased 78% from $383,400 in 2000 to
$680,700 in 2001,  primarily due to interest on debt  associated with additional acquisitions and our capital development program.

Financial Condition and Capital Resources
-----------------------------------------

     At March 31, 2001, our current  liabilities  exceeded our current assets by
$5,762,758.  We had a profit of $247,000  for the quarter  compared to a loss of
$70,300  for  the  period  in  2000.  The  increased  profit  was  a  result  of significantly increased production and higher oil and natural gas prices.

     During the first quarter of 2001,  we sold 53,176  barrels of crude oil and
318,082 Mcf of natural gas  compared to 35,262  barrels of crude oil and 210,851
Mcf of natural gas in the first quarter of 2000. Revenue for crude oil sales for the quarter was  $1,284,200 in 2001 compared to $924,800 in 2000 and for natural gas sales was $1,675,600 in 2001 compared to $575,600 in 2000.

     During the first  quarter of 2001,  we received a  distribution  of oil and natural gas properties from a partnership in which we had invested. The value of the distributed  assets was $152,516,  which included $29,731 in receivables due us from the partnership.

     In a subsequent  event on April 26, 2001,  we secured a $2,500,000  line of credit from a bank, guaranteed by two of our directors. The line of credit bears interest  at the prime  rate less one  fourth of one  percent  and is due May 1,
2002.  $2,100,000  of the  line was used to  retire  existing  debt and pay down accounts payable.  The remainder will be used for the development of our oil and natural gas properties.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

     No matter was submitted to a vote of our security  holders during the first quarter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
-------  ---------------------------------

     (a) Exhibits -

         Number Description
         ------ -----------

         *3.1 Articles of Incorporation of the Registrant and Amendments thereto.

         *3.2 Bylaws of the Registrant.

         #10.1 GulfWest Oil Company 1994 Stock Option and Compensation Plan,
               amended and  restated as of April 15, 1998 and approved by the shareholders  on May 28,1998.
---------------

         * Previously filed with the Company's  Registration Statement (on Form
           S-1, Reg. No. 33-53526),  filed with the Commission on October 21,
           1992.
         # Previously filed with the Company's  Definitive Proxy Statement dated April 24, 1998, filed with the Commission on April 24, 1998.

     (b) Form 8-K - None.

                                       10

                                   SIGNATURES

Pursuant to the requirements of Securities  Exchange Act of 1934, the registrant has duly  caused  this  report  to be signed  on its  behalf by the  undersigned thereunto duly authorized.

                                            GULFWEST OIL COMPANY
                                                (Registrant)

Date:  May 10, 2001                   By: /s/ Thomas R. Kaetzer
                                         ------------------------
                                         Thomas R. Kaetzer
                                         President

Date:  May 10, 2001                   By: /s/ Jim C. Bigham
                                         ------------------------
                                         Jim C. Bigham
                                         Executive Vice President and Secretary

Date:  May 10, 2001                   By: /s/ Richard L. Creel
                                         ------------------------
                                         Richard L. Creel
                                         Vice President of Finance