Form 10-Q
period 2001-06-30
GULFWEST ENERGY INC
filed 2001-08-06
CIK 813779

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        for the transition period from to

                         Commission file number 1-12108

                              GULFWEST ENERGY INC.
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

     The number of shares  outstanding of each of the issuer's classes of common stock, as of the latest  practicable date, August 3, 2001, was 18,462,541 shares of Class A Common Stock, $.001 par value.

                              GULFWEST ENERGY INC.

                         FORM 10-Q FOR THE QUARTER ENDED
                                  JUNE 30, 2001

                                                                       Page of
                                                                      Form 10-Q
                                                                      ---------

Part I:  Financial Statements

Item 1.  Financial Statements
           Consolidated Balance Sheets, June 30, 2001
             and December 31, 2000                                        3
           Consolidated Statements of Operations-for the three
             months and six months ended June 30, 2001, and 2000          5
           Consolidated Statements of Cash Flows-for the six
             months ended June 30, 2001, and 2000                         6
           Notes to Consolidated Financial Statements                     7

Item 2.           Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                         8

Part II:          Other Information

Item 4.           Submission of Matters to a Vote of Security Holders     11

Item 6.           Exhibits and Reports on 8-K                             11

Signatures                                                                12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
-------  ---------------------

                              GULFWEST ENERGY INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)

                                     ASSETS

                                                                                    June 30,                December 31,
                                                                                      2001                      2000
                                                                              ----------------------    ----------------------

CURRENT ASSETS:
  Cash and cash equivalents                                                   $           564,331       $           663,032
  Accounts Receivable - trade, net of allowance for doubtful
     accounts of -0- in 2001 and 2000                                                   2,057,938                 2,188,421
  Prepaid expenses                                                                        225,028                    83,351
                                                                              ----------------------    ----------------------
          Total current assets                                                          2,847,297                 2,934,804
                                                                              ----------------------    ----------------------

OIL AND GAS PROPERTIES,
  Using the successful efforts method of accounting                                    32,955,246                30,895,049

OTHER PROPERTY AND EQUIPMENT                                                            2,301,888                 1,961,203
  Less accumulated depreciation, depletion
     And amortization                                                                  (4,927,355)               (4,049,510)
                                                                              ----------------------    ----------------------

  Net oil and gas properties, and
     other property and equipment                                                      30,329,779                28,806,742
                                                                              ----------------------    ----------------------

OTHER ASSETS
  Deposits                                                                                 27,638                    27,638
  Investments                                                                                                       122,785
  Debt issue cost                                                                         417,901                   482,159
                                                                              ----------------------    ----------------------
          Total other assets                                                              445,539                   632,582
                                                                              ----------------------    ----------------------

TOTAL ASSETS                                                                  $        33,622,615       $        32,374,128
                                                                              ======================    ======================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST ENERGY INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              June 30,               December 31,
                                                                                2001                     2000
                                                                        ---------------------    ---------------------

CURRENT LIABILITIES
  Notes payable                                                         $       2,717,357        $          935,300
  Notes payable - related parties                                                  80,000                   700,000
  Current portion of long-term debt                                             3,597,073                 3,111,120
  Current portion of long-term debt - related parties                             225,911                   303,296
  Accounts payable - trade                                                      2,284,927                 2,189,656
  Accrued expenses                                                                294,876                   355,614
                                                                        ---------------------    ---------------------

          Total current liabilities                                             9,200,144                 7,594,986
                                                                        ---------------------    ---------------------

LONG-TERM DEBT, net of current portion                                         16,688,917                17,960,455
                                                                        ---------------------    ---------------------

LONG-TERM DEBT, RELATED PARTIES                                                   264,583                   116,916
                                                                        ---------------------    ---------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock
                                                                                       80                        80
  Common stock                                                                     18,463                    18,445
  Additional paid-in capital                                                   23,550,132                23,537,900
  Retained deficit                                                            (16,099,704)              (16,854,654)
  Long-term accounts and notes receivable - related
         parties,net of allowance for doubtful accounts of
         $740,478 in 2001 and 2000
                                                                        ---------------------    ---------------------

          Total stockholders' equity                                            7,468,971                 6,701,771
                                                                        ---------------------    ---------------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                    $      33,622,615        $       32,374,128
                                                                        =====================    =====================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST ENERGY INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                      Three Months                              Six Months
                                                                     Ended June 30,                           Ended June 30,
                                                                2001                2000                2001                 2000
                                                          -----------------    ----------------    ----------------    -------------

OPERATING REVENUES
  Oil and gas sales                                       $    3,304,912       $    1,930,127      $    6,264,665      $  3,430,564
  Well servicing revenues                                         77,934               97,251              81,964           171,261
  Operating overhead and other income                             73,036               96,699             166,992           140,708
                                                          -----------------    ----------------    ----------------    -------------
         Total operating revenues                              3,455,882            2,124,077           6,513,621         3,742,533
                                                          -----------------    ----------------    ----------------    -------------

OPERATING EXPENSES
  Lease operating expenses                                     1,159,743              746,690           2,431,426         1,420,567
  Cost of well servicing operations                               59,744               95,884              83,356           183,330
  Depreciation, depletion and amortization                       594,522              299,368           1,043,073           481,439
  General and administrative                                     422,871              377,841             805,980           744,678
                                                          -----------------    ----------------    ----------------    -------------
          Total operating expenses                             2,236,880            1,519,783           4,363,835         2,830,014
                                                          -----------------    ----------------    ----------------    -------------

INCOME FROM OPERATIONS                                         1,219,002              604,294           2,149,786           912,519
                                                          -----------------    ----------------    ----------------    -------------

OTHER INCOME AND EXPENSE
  Interest Income                                                                      15,247                                15,247
  Interest expense                                              (605,091)            (538,855)         (1,286,208)         (922,235)
  Gain (loss) on sale of assets                                 (105,974)               1,500            (108,628)            6,327
                                                          -----------------    ----------------    ----------------    -------------
       Total other income and expense                           (711,065)            (522,108)         (1,394,836)         (900,661)
                                                          -----------------    ----------------    ----------------    -------------
INCOME BEFORE INCOME TAXES                                       507,937               82,186             754,950            11,858

INCOME TAXES
                                                          -----------------    ----------------    ----------------    -------------

NET INCOME                                                $      507,937       $       82,186      $      754,950      $     11,858
                                                          =================    ================    ================    =============

INCOME PER COMMON SHARE -
BASIC AND DILUTED                                         $          .03       $          .00      $          .04      $        .00
                                                          =================    ================    ================    =============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST ENERGY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                                2001                2000
                                                                                           ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                               $      754,950         $     11,858
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
          Depreciation, depletion, and amortization                                             1,043,073              481,439
          Common stock and warrants issued and charged to operations                                                    13,600
          Loss (Gain) on sale of assets                                                           108,628               (6,327)
          Other non-operating (income)                                                                                  (5,780)
          (Increase) decrease in accounts receivable - trade, net                                 425,752             (925,135)
          (Increase) decrease in prepaid expenses                                                (141,677)              29,793
          Increase (decrease) in accounts payable and accrued expenses                             34,533            1,006,862
                                                                                           ----------------    ----------------
               Net cash provided by operating activities                                        2,225,259              606,310
                                                                                           ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Proceeds from sale of property and equipment                                             62,423                9,250
          Purchase of property and equipment                                                   (2,626,758)          (2,026,327)
                                                                                           ----------------    ----------------
               Net cash used in investing activities                                           (2,564,335)          (2,017,077)
                                                                                           ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Increase in non-operating receivables                                                                         50,000
          Proceeds from subscription of common stock                                                                   557,878
          Payments on debt                                                                     (2,950,346)            (603,071)
          Proceeds from debt issuance                                                           3,199,801            1,739,510
          Debt issue cost                                                                          (9,080)            (315,342)
                                                                                           ----------------    ----------------
               Net cash provided by financing activities                                          240,375            1,428,975
                                                                                           ----------------    ----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  (98,701)              18,208

CASH AND CASH EQUIVALENTS, beginning of period                                                    663,032              287,300
                                                                                           ----------------    ----------------

CASH AND CASH EQUIVALENTS, end of period                                                   $      564,331      $       305,508
                                                                                           ================    ================

CASH PAID FOR INTEREST                                                                     $      605,091      $       538,673
                                                                                           ================    ================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 2001 AND 2000 UNAUDITED)

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

3. In management's  opinion,  the accompanying interim financial statements
contain  all  material   adjustments,   consisting  only  of  normal   recurring
adjustments necessary to present fairly the financial condition,  the results of operations,  and the  statements  of cash flows of GulfWest  Energy Inc. for the interim periods.

4. Non-cash Investing and Financing

During the six month period ended June 30,  2001,  we acquired  $209,549 in
property  and  equipment   through   $197,299  in  notes  payable  to  financial
institutions and related  parties,  and by issuing 17,500 shares of common stock valued at $12,250.  Also,  we sold  $440,300 in property and  equipment,  net of depletion  and  depreciation,  in exchange  of $325,000 in accounts  receivable.
These receivables were collected on August 1, 2001.

5. We entered into an agreement  with an energy  lender,  commencing in May
2000,  to hedge a portion  of our oil and gas  sales for the  period of May 2000 through April 2004. The agreement  calls for initial volumes of 7,900 barrels of oil and 52,400 Mcf of gas per month,  declining monthly thereafter.  As a result of this  agreement,  we realized a reduction in revenues of  $1,044,349  for the six-month period ended June 30, 2001, which is included in oil and gas sales.

6.  During the  second  quarter of 2001,  we secured a  $2,500,000  line of credit from a bank, guaranteed by two of our directors. The line of credit bears interest  at the prime  rate less one  fourth of one  percent  and is due May 1,
2002.  $2,100,000  of the  line was used to  retire  existing  debt and pay down accounts payable.  The remainder will be used for the development of our oil and natural gas properties.

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

Three-Month Period Ended June 30, 2001 compared to Three Month Period Ended
June 30, 2000.

Revenues

     Oil and Gas Sales.  Revenues from the sale of crude oil and natural gas for the quarter  increased 71% from  $1,930,100 in 2000 to $3,304,900 in 2001.  This was due to  increased  oil and gas  production  as a result  of our  development activities, higher oil and gas prices and acquisitions of additional properties.

     Well Servicing Revenues.  Revenues from well servicing operations decreased by 20% from $97,300 in 2000 to $77,900 in 2001.  We had greater  utilization  of our rigs in the  development  of our  properties  rather than  working for third parties in 2001 compared to 2000.

     Operating  Overhead  and  Other  Income.  Revenues  from  these  activities decreased 25% from $96,700 in 2000 to $73,000 in 2001.

Costs and Expenses

     Lease  Operating  Expenses.  Lease  operating  expenses  increased 55% from
$746,700  in  2000  to  $1,159,700  in  2001.  This  was  primarily  due  to the acquisition of additional  properties and increased costs related to greater oil and gas production; and, to a lesser extent, higher vendor and contractor costs, as well as  additional  field  activity to increase  production  on existing and acquired properties under the favorable product price environment.

     Cost of Well Servicing  Operations.  Well servicing  expenses decreased 38%
from $95,900 in 2000 to $59,700 in 2001. We had greater  utilization of our rigs in the  development of our  properties  rather than working for third parties in
2001 compared to 2000.

     Depreciation,  Depletion and Amortization  (DD&A).  DD&A increased
99% from $299,400 in 2000 to $594,500 in 2001, due to significantly  higher production as a result of successful field development activities and acquisitions.

     General and Administrative  (G&A) Expenses.  G&A expenses increased
12% for the period from $377,800 in 2000 to $422,900 in 2001, due to expenses associated with an increase in the number of oil and natural gas assets that we manage.

     Interest  Expense.  Interest expense increased 12% from $538,900 in 2000 to
$605,100 in 2001,  primarily due to interest on debt  associated with additional acquisitions and our capital development program.

Six-Month  Period Ended June 30, 2001  compared to  Six-Month  Period Ended
June 30, 2000.

Revenues

     Oil and Gas Sales.  Revenues from the sale of crude oil and natural gas for the period increased 83% from $3,430,600 in 2000 to $6,264,700 in 2001. This was due to increased oil and gas production from  development  projects,  higher oil and gas prices, and acquisitions of additional properties.

     Well Servicing Revenues.  Revenues from well servicing operations decreased by 52% from $171,300 in 2000 to $82,000 in 2001. We had greater  utilization  of our rigs in the  development  of our  properties  rather than  working for third parties in 2001 compared to 2000.

     Operating  Overhead  and  Other  Income.  Revenues  from  these  activities increased 19% from $140,700 in 2000 to $167,000 in 2001.

Costs and Expenses

     Lease  Operating  Expenses.  Lease  operating  expenses  increased 71% from
$1,420,600 in 2000 to $2,431,400 in 2001, due to the  acquisitions of additional properties,  greater  oil and gas  production,  and the  costs  related  to such production.

     Cost of Well Servicing  Operations.  Well servicing  expenses decreased 55%
from $183,300 in 2000 to $83,400 in 2001. This was due to higher rig utilization on properties  where we have 100% working interest and less on working for third parties.

     Depreciation,  Depletion and Amortization  (DD&A). DD&A increased
117% from $481,400 in 2000 to $1,043,100 in 2001, due to significantly  higher production resulting from successful field development activities and acquisitions.

     General and  Administrative  (G&A) Expenses.  G&A expenses increased 8% for the period from $744,700 in 2000 to $ 806,000 in 2001.

     Interest  Expense.  Interest expense increased 39% from $922,200 in 2000 to
$1,286,200 in 2001, due to debt associated with additional  acquisitions and our capital development program.

Financial Condition and Capital Resources
-----------------------------------------

     At June 30, 2001,  our current  liabilities  exceeded our current assets by
$6,352,800.  We had a profit of $507,900 for the quarter compared to a profit of
$82,200  for  the  period  in  2000.  The  increased  profit  was  a  result  of significantly increased production and higher oil and natural gas prices.

     During the second  quarter of 2001, we sold 71,647 barrels of crude oil and
406,288 Mcf of natural gas  compared to 40,645  barrels of crude oil and 285,636
Mcf of natural  gas in the second  quarter of 2000.  Revenue for crude oil sales for the quarter was  $1,729,700  in 2001  compared to $1,020,100 in 2000 and for natural gas sales was $1,575,300 in 2001 compared to $910,000 in 2000.

     On June 29, 2001,  we entered  into a letter of intent to purchase  several oil and natural gas  properties  located in four fields in Texas and  Louisiana.
The effective  date of the  acquisition  will be July 1, 2001 and the closing is scheduled for early August.  The  acquisition  will result in an increase in the company's year-end 2000 proved reserves by approximately 20%, as well as provide additional  acreage for  development.  The  acquired  properties  are  currently producing an aggregate  600 barrels of oil and 1,200 Mcf of natural gas per day, with total  proved  reserves  (net to the acquired  interests)  estimated at 1.1 million  barrels of oil and 5.5  billion  cubic feet of natural  gas.  There are additional  possible reserves estimated at 10 billion cubic feet of natural gas.
The purchase price of the  acquisition is $14.5 million in a combination of cash and preferred  stock.  Financing is being  arranged  through an existing  credit facility and will include  expanding the company's  current line to continue the development of its properties through the year 2002.

                                       10

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

     The annual meeting of  shareholders  was held on May 18, 2001, at which the following  proposals  were  considered  and acted upon:  first,  to consider the election  of  seven  persons  to the  board of  directors  of the  Company  (the
"Board");  second,  to  consider  the  amendment  of the  Company's  Articles of
Incorporation  to change the name of the  Company  to  "GulfWest  Energy  Inc.";
third,  to consider the amendment and  restatement  of the Company's  1994 Stock
Option and Compensation Plan, with an effective date of April 1, 2001; and, last to transact such other business as may properly come before the meeting.  Of the
18,445,041  outstanding shares of Common Stock, there were present, in person or by proxy, shareholders holding a total of 15,083,800 (81.8%) of the shares.

     Seven  candidates  for director  were  presented by the Board:  Marshall A.
Smith III, Thomas R. Kaetzer, J. Virgil Waggoner,  John E. Loehr, Jim C. Bigham,
Anthony P. Towell,  and Steven M.  Morris.  Of the  15,083,800  shares of Common
Stock  present in person or by proxy and  entitled  to be voted at the  meeting,
15,077,465  votes  were  cast  for  each of the  nominees  for  director  of the
Corporation  (except for Mr. Bigham for whom 400 of those votes were  withheld).
All seven  candidates  were  declared  duly and validly  elected  members of the
Board,  each to serve until the next annual meeting of shareholders or until his respective successor has been elected and qualified.

     Of  15,083,800  shares of Common  Stock  present  in person or by proxy and entitled to be voted at the meeting,  15,080,600 votes were cast for approval of the  amendment to change the name of the Company to  "GulfWest  Energy Inc." and the amendment was declared approved.

     Regarding the third  proposal to amend and restate the Company's 1994 Stock
Option and Compensation Plan, brokers did not have discretionary voting power on the  proposal  and  therefore  only  reported  proxies  actually  received  from shareholders. Of 12,188,932 shares present in person or by proxy and entitled to be voted on the proposal, 12,076,256 votes were cast for approval. The amendment and restatement of the Company's 1994 Stock Option and  Compensation  Plan, with an effective date of April 1, 2001, was declared approved.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
-------  ---------------------------------

         (a)      Exhibits -

                  Number   Description
                  ------   -----------

                  *3.1     Articles of Incorporation of the Registrant and
                           Amendments thereto.

                  #3.2     Amendment to the Articles of  Incorporation  of the
                           Registrant  changing the name of the Registrant
                           to  "GulfWest  Energy  Inc.",  approved  by the
                           Shareholders  on May 18,  2001 and filed  with the
                           Secretary of Texas on May 21, 2001.
                                       11

                &3.3   Amendment to the Company's  Articles of
                           Incorporation  to increase the number of shares of
                           Class A Common Stock that the Company will have
                           authority to issue from  20,000,000 to 40,000,000
                           shares, approved by the  Shareholders on November
                           19, 1999 and filed with the Secretary of State of
                           Texas on December 3, 1999.

                  *3.4     Bylaws of the Registrant.

                  #10.1    GulfWest Oil Company 1994 Stock Option and
                           Compensation  Plan,  amended and restated as of
                           April 1, 2001, and approved by the shareholders on
                           May 18, 2001.
                  ---------------

                  *        Previously filed with the  Registrant's Registration
                           Statement (on Form S-1, Reg. No.  33-53526),
                           filed with the Commission on October 21, 1992.
                  #        Previously  filed with the Registrant's  Definitive
                           Proxy Statement,  filed with the Commission on
                           April 16, 2001.

                  &    Previously  filed with the Registrant's  Definitive
                           Proxy Statement,  filed with the Commission on
                           October 18, 1999.

                                                     SIGNATURES

Pursuant  to the  requirements  of  Securities  Exchange  Act of 1934,  the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                                     GULFWEST ENERGY INC.
                                                        (Registrant)

Date:  August 3, 2001               By: /s/ Thomas R. Kaetzer
                                       ----------------------------------------
                                       Thomas R. Kaetzer
                                       President

Date:  August 3, 2001               By: /s/ Jim C. Bigham
                                       ------------------------------------------
                                       Jim C. Bigham
                                       Executive Vice President and Secretary

Date:  August 3, 2001               By: /s/ Richard L. Creel
                                       -------------------------------------------
                                       Richard L. Creel
                                       Vice President of Finance

                                       12