Form 10-Q
period 2001-09-30
GULFWEST ENERGY INC
filed 2001-11-14
CIK 813779

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                                  YES X   NO ____

The  number of shares  outstanding  of each of the  issuer's  classes  of common stock,  as of the latest  practicable  date,  November 14, 2001,  was 18,472,541 shares of Class A Common Stock, $.001 par value.

                              GULFWEST ENERGY INC.

                         FORM 10-Q FOR THE QUARTER ENDED
                               SEPTEMBER 30, 2001

                                                                  Page of
                                                                 Form 10-Q
                                                                 ---------

Part I: Financial Information

Item 1. Financial Statements
Consolidated Balance Sheets, September 30, 2001
and December 31, 2000                                                3
Consolidated Statements of Operations for the three months
and nine months ended September 30, 2001 and 2000                    5
Consolidated Statements of Cash Flows for the nine
months ended September 30, 2001 and 2000                             6
Notes to Consolidated Financial Statements                           7

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations                     8

Part II: Other Information

Item 6. Exhibits and Reports on 8-K                                  11

Signatures                                                           12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
-------  ---------------------

                              GULFWEST ENERGY INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)

                                     ASSETS

                                                                           September 30,             December 31,
                                                                               2001                      2000
                                                                       ----------------------    ---------------------
                                                                       ----------------------    ---------------------

CURRENT ASSETS:
  Cash and cash equivalents                                            $             661,606     $             663,032
  Accounts Receivable - trade, net of allowance for
     doubtful accounts of -0- in 2001 and 2000                                     1,701,603                 2,188,421
  Prepaid expenses                                                                   215,232                    83,351
                                                                       ----------------------    ---------------------
          Total current assets                                                     2,578,441                 2,934,804
                                                                       ----------------------    ---------------------

OIL AND GAS PROPERTIES
  Using the successful efforts method of accounting                               50,673,043                30,895,049

OTHER PROPERTY AND EQUIPMENT                                                       2,301,228                 1,961,203
  Less accumulated depreciation, depletion
     and amortization                                                             (5,636,859)               (4,049,510)
                                                                       ----------------------    ---------------------

  Net oil and gas properties, and
     other property and equipment                                                 47,337,412                28,806,742
                                                                       ----------------------    ---------------------

OTHER ASSETS:
  Deposits                                                                            27,638                    27,638
  Investments                                                                                                  122,785
  Debt issue cost                                                                    540,388                   482,159
                                                                       ----------------------    ---------------------
          Total other assets                                                         568,026                   632,582
                                                                       ----------------------    ---------------------

TOTAL ASSETS                                                           $          50,483,879     $          32,374,128
                                                                       ======================    =====================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST ENERGY INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           September 30,             December 31,
                                                                               2001                      2000
                                                                       ----------------------    ---------------------
                                                                       ----------------------    ---------------------

CURRENT LIABILITIES
  Notes payable                                                        $            2,890,690    $             935,300
  Notes payable - related parties                                                      60,000                  700,000
  Current portion of long-term debt                                                 2,691,769                3,111,120
  Current portion of long-term debt - related parties                                 222,957                  303,296
  Accounts payable - trade                                                          3,322,379                2,189,656
  Accrued expenses                                                                    254,118                  355,614
                                                                       ----------------------    ---------------------
          Total current liabilities                                                9,441,913                 7,594,986
                                                                       ----------------------    ---------------------

LONG-TERM DEBT, net of current portion                                            28,373,176                17,960,455
                                                                       ----------------------    ---------------------
LONG-TERM DEBT, RELATED PARTIES                                                      232,600                   116,916
                                                                       ----------------------    ---------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock                                                                        170                        80
  Common stock                                                                        18,473                    18,445
  Additional paid-in capital                                                      28,150,332                23,537,900
  Retained deficit                                                               (15,732,785)              (16,854,654)
  Long-term accounts and notes receivable - related
     parties, net of allowance for doubtful accounts
     of $740,478 in 2001 and 2000
                                                                       ----------------------    ---------------------
          Total stockholders' equity                                              12,436,190                 6,701,771
                                                                       ----------------------    ---------------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                   $          50,483,879     $          32,374,128
                                                                       ======================    =====================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST ENERGY INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2001 AND 2001
                                   (UNAUDITED)

                                                                  Three Months                                Nine Months
                                                               Ended September 30,                        Ended September 30,
                                                            2001                 2000                 2001                  2000
                                                      -----------------    -----------------    ------------------    ------------------
OPERATING REVENUES
  Oil and gas sales                                   $       3,457,920    $       2,173,680    $        9,722,585    $        5,604,244
  Well servicing revenues                                        54,108               18,318               136,072               189,579
  Operating overhead and other income                           157,175               99,850               324,167               240,558
                                                      -----------------    -----------------    ------------------    ------------------
          Total Operating Revenues                            3,669,203            2,291,848            10,182,824             6,034,381
                                                      -----------------    -----------------    ------------------    ------------------
OPERATING EXPENSES
  Lease operating expenses                                    1,309,206              809,390             3,740,632             2,229,957
  Cost of well servicing operations                              53,555               23,307               136,911               206,637
  Depreciation, depletion and amortization                      795,298              320,390             1,838,371               801,829
  General and administrative                                    427,355              393,964             1,233,335             1,138,642
                                                      -----------------    -----------------    ------------------    ------------------
          Total Operating Expenses                            2,585,414            1,547,051             6,949,249             4,377,065
                                                      -----------------    -----------------    ------------------    ------------------

INCOME FROM OPERATIONS                                        1,083,789              744,797             3,233,575             1,657,316
                                                      -----------------    -----------------    ------------------    ------------------
OTHER INCOME AND EXPENSE
  Interest income                                                                                                                 15,247
  Interest expense                                             (707,244)            (605,250)           (1,993,452)           (1,527,485)
  Gain (loss) on sale of assets                                  (9,626)                 816              (118,254)                7,143
                                                      -----------------    -----------------    ------------------    ------------------
          Total Other Income and Expense                       (716,870)            (604,434)            2,111,706            (1,505,095)
                                                      -----------------    -----------------    ------------------    ------------------

INCOME BEFORE INCOME TAXES                                      366,919              140,363             1,121,869               152,221

INCOME TAXES
                                                      -----------------    -----------------    ------------------    ------------------
NET INCOME                                                      366,919              140,363             1,121,869               152,221
                                                      =================    =================    ==================    ==================
INCOME PER COMMON SHARE -
BASIC AND DILUTED                                     $             .02    $             .01    $              .06    $              .01
                                                      =================    =================    ==================    ==================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST ENERGY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                                   2001                 2000
                                                                                             ------------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                 $        1,121,869   $         152,221
  Adjustments to reconcile net income  to net cash
     provided by operating activities:
          Depreciation, depletion, and amortization                                                   1,838,371             801,829
          Common stock and warrants issued and charged to operations                                                         15,660
          (Gain) Loss on sale of assets                                                                 118,254              (7,143)
          Other non-operating (income)                                                                                       (5,780)
          (Increase) decrease in accounts receivable - trade, net                                       457,087          (1,137,833)
          (Increase) decrease in prepaid expenses                                                      (131,881)            (52,509)
          Increase (decrease) in accounts payable and accrued expenses                                1,031,227           1,257,128
                                                                                             ------------------    -----------------
               Net cash provided by operating activities                                              4,434,927           1,023,573
                                                                                             ------------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Proceeds from sale and disposition of property and equipment                                  394,423              14,665
          Purchase of property and equipment                                                         (5,573,502)         (3,157,485)
                                                                                             ------------------    -----------------
               Net cash used in investing activities                                                 (5,179,079)         (3,142,820)
                                                                                             ------------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from sale or subscription of common stock                                                                857,878
          Payments on debt                                                                           (4,958,995)           (937,294)
          Proceeds from debt issuance                                                                 5,710,801           2,264,510
          Debt issue cost                                                                                (9,080)           (322,407)
                                                                                             ------------------    -----------------
               Net cash provided by financing activities                                                742,726           1,862,687
                                                                                             ------------------    -----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                         (1,426)           (256,560)

CASH AND CASH EQUIVALENTS, beginning of period                                                          663,032             287,300
                                                                                             ------------------    -----------------
CASH AND CASH EQUIVALENTS, end of period                                                     $          661,606    $         30,740
                                                                                             ==================    =================

CASH PAID FOR INTEREST                                                                       $          672,028    $        353,220
                                                                                             ==================    =================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2001 AND 2000 UNAUDITED)

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
     Co. formed April 19, 1999; GulfWest  Development Company formed November 9,
     2000; and,  GulfWest Oil & Gas Company  (Louisiana) LLC formed July 31,
     2001. All material  intercompany  transactions  and balances are eliminated upon consolidation.

3.   In management's  opinion,  the accompanying  interim  financial  statements contain  all  material  adjustments,  consisting  only of normal  recurring adjustments  necessary  to present  fairly  the  financial  condition,  the results of operations,  and the statements of cash flows of GulfWest Energy
     Inc. for the interim periods.

4.   Following is a schedule of income available to common shareholders:

                                                       Three Months                           Nine Months
                                                   Ended September 30,                    Ended September 30,
                                                 2001               2000                2001                2000
                                            ---------------    ----------------    ----------------    ---------------
Net Income                                  $      366,919     $       140,363     $     1,121,869     $      152,221
Dividends on preferred stock                        28,125                                  28,125
                                            ---------------    ----------------    ----------------    ---------------
Net income available to common
shareholders                                $      338,794     $       140,363     $     1,093,744     $      152,221
                                            ===============    ================    ================    ===============

5.   Non-cash Investing and Financing

     During  the nine  month  period  ended  September  30,  2001,  we  acquired
     $15,034,849 in property and equipment through  $10,422,299 in notes payable to financial  institutions and related parties,  by issuing 9,000 shares of preferred  stock valued at  $4,500,000,  by issuing 27,500 shares of common stock valued at $21,050, and by issuing 150,000 warrants valued at $91,500.

6.   We entered into an agreement with an energy lender, commencing in May 2000, to hedge a  portion  of our oil and gas  sales  for the  period of May 2000 through  April  2004.  The  agreement  calls for  initial  volumes of 7,900 barrels  of oil and  52,400  Mmbtu  of gas  per  month,  declining  monthly thereafter.  We entered  into a second  agreement  with the energy  lender, commencing  September  2001, to hedge an additional  portion of our oil and gas sales for the periods of September 2001 through July 2004 and September
     2001 through December 2002,  respectively.  The agreement calls for initial volumes  of  15,000  barrels  of oil and  50,000  Mmbtu  of gas per  month, declining monthly thereafter.  As a result of these agreements, we realized a reduction  in revenues of $ 1,096,971  for the  nine-month  period  ended
     September 30, 2001, which is included in oil and gas sales.

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

Three-Month Period Ended September 30, 2001 compared to Three Month Period Ended
September 30, 2000.

Revenues

     Oil and Gas Sales.  Revenues from the sale of crude oil and natural gas for the quarter increased 59% from $2,173,700 in 2000 to $3,457,900 in 2001, despite lower oil and gas prices.  This was due to increased  production  as a result of our acquisitions of additional properties and development activities. The volume of oil and gas sales increased 138% and 45%, respectively.

     Well Servicing Revenues.  Revenues from well servicing operations increased
196% from $18,300 in 2000 to $54,100 in 2001,  due to more work being  performed for third parties in 2001 compared to 2000.

     Operating  Overhead  and  Other  Income.  Revenues  from  these  activities increased  57% from  $99,900 in 2000 to $157,200 in 2001.  This was due to a fee
received  for the  farm-out  of  exploration  rights  on one of our  undeveloped properties.

Costs and Expenses

     Lease  Operating  Expenses.  Lease  operating  expenses  increased 62% from
$809,400  in  2000  to  $1,309,200  in  2001.  This  was  primarily  due  to the acquisition of additional  properties and increased costs related to greater oil and gas production; and, to a lesser extent, higher vendor and contractor costs, as well as  additional  field  activity to increase  production  on existing and acquired properties.

     Cost of Well Servicing  Operations.  Well servicing expenses increased 130%
from  $23,300 in 2000 to $53,600  in 2001 due to more work being  performed  for third parties in 2001 compared to 2000.

     Depreciation,  Depletion and Amortization  (DD&A).  DD&A  increased
148% from  $320,400  in 2000 to $795,300 in 2001,  due to  significantly  higher production  as  a  result  of  additional  acquisitions  and  field  development activities.

     General and Administrative  (G&A) Expenses.  G&A expenses increased
8% for the period from  $394,000  in 2000 to  $427,400 in 2001,  due to expenses associated  with an increase in the number of oil and natural gas assets that we manage.

     Interest  Expense.  Interest expense increased 17% from $605,300 in 2000 to
$707,200 in 2001,  primarily due to interest on debt  associated with additional acquisitions and our capital development program.

Nine-Month  Period Ended September 30, 2001 compared to Nine-Month  Period Ended
September 30, 2000.

Revenues

     Oil and Gas Sales.  Revenues from the sale of crude oil and natural gas for the period increased 73% from $5,604,200 in 2000 to $9,722,600 in 2001. This was due to increased  oil and gas  production  from our  acquisitions  of additional properties and development projects.

     Well Servicing Revenues.  Revenues from well servicing operations decreased by 28% from $189,600 in 2000 to $136,100 in 2001. We had greater  utilization of our rigs in the  development  of our  properties  rather than  working for third parties in 2001 compared to 2000.

     Operating  Overhead  and  Other  Income.  Revenues  from  these  activities increased 35% from $240,600 in 2000 to $324,200 in 2001.  This was due primarily to a fee  received  for  the  farm-out  of  exploration  rights  on  one  of our undeveloped properties.

Costs and Expenses

     Lease  Operating  Expenses.  Lease  operating  expenses  increased 68% from
$2,230,000 in 2000 to $3,740,600 in 2001, due to the  acquisitions of additional properties,  greater  oil and gas  production,  and the  costs  related  to such production.

     Cost of Well Servicing Operations. Well servicing expenses decreased by 34%
from  $206,600  in 2000  to  $137,000  in  2001.  This  was  due to  higher  rig utilization  on  properties  where we have  100%  working  interest  and less on working for third parties.

     Depreciation,  Depletion and Amortization  (DD&A).  DD&A  increased
129% from $801,800 in 2000 to $1,838,400 in 2001,  due to  significantly  higher
production   resulting  from  additional   acquisitions  and  field  development
activities.

     General and Administrative  (G&A) Expenses.  G&A expenses increased
8% for the period from $1,138,600 in 2000 to $1,233,300 in 2001, due to expenses associated  with an increase in the number of oil and natural gas assets that we manage.

     Interest Expense. Interest expense increased 31% from $1,527,500 in 2000 to
$1,993,500 in 2001, due to debt associated with additional  acquisitions and our capital development program.

Financial Condition and Capital Resources
-----------------------------------------

     At September 30, 2001, our current liabilities  exceeded our current assets by $6,863,472.  We had a profit of $366,919 for the quarter compared to a profit of $140,363 for the period in 2000.

     During the third quarter of 2001,  we sold 89,808  barrels of crude oil and
445,227 Mcf of natural gas  compared to 37,727  barrels of crude oil and 307,736
Mcf of natural gas in the third quarter of 2000. Revenue for crude oil sales for the quarter was  $2,088,104 in 2001 compared to $972,987 in 2000 and for natural gas sales was $1,369,816 in 2001 compared to $1,200,693.

     On August 17,  2001,  we purchased  several oil and natural gas  properties located  in four  fields  in Texas  and  Louisiana.  The  effective  date of the acquisition was July 1, 2001. The acquired properties are currently producing an aggregate  600 barrels of oil and 1,200 Mcf of natural  gas per day,  with total proved reserves (net to the acquired interests) estimated at 1.2 million barrels of oil and 9.5 billion cubic feet of natural gas. There are additional  possible reserves  estimated at 10 billion cubic feet of natural gas. The purchase  price of the acquisition was $15 million in a combination of notes payable,  preferred stock,  cash,  warrants and common  stock.  Financing  was  arranged  through an existing  credit  facility and included  expanding the company's  credit line to continue the development of its properties through the year 2002.

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
                   to 40,000,000  shares, approved by the  Shareholders on
                   November 19, 1999and filed with the Secretary of State of
                   Texas on December 3, 1999.
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

         #         Previously  filed with the Registrant's  Definitive  Proxy
                   Statement,  filed with the Commission on April 16, 2001.

     (b) Form 8-K -

          Current  Report on Form 8-K reporting  Item 2.  Acquisition of Assets, dated August 16, 2001, filed with the Commission on August 31, 2001.

                                       11

                                                     SIGNATURES

Pursuant to the requirements of Securities  Exchange Act of 1934, the registrant has duly  caused  this  report  to be signed  on its  behalf by the  undersigned thereunto duly authorized.

                                                     GULFWEST ENERGY INC.
                                                     (Registrant)

Date:  November 14, 2001            By: /s/ Thomas R. Kaetzer
                                       --------------------------------
                                       Thomas R. Kaetzer
                                       President

Date:  November 14, 2001            By: /s/ Jim C. Bigham
                                       -----------------------------------------
                                       Jim C. Bigham
                                       Executive Vice President and Secretary

Date:  November 14, 2001            By: /s/ Richard L. Creel
                                       -----------------------------------------
                                       Richard L. Creel
                                       Vice President of Finance