Form 10-Q
period 2002-03-31
GULFWEST ENERGY INC
filed 2002-05-15
CIK 813779

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     for the transition period from ____ to ____

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

480 North Sam Houston Parkway East
           Suite 300
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

                                  YES X NO ____

The  number of shares  outstanding  of each of the  issuer's  classes  of common stock, as of the latest practicable date, May 14, 2002, was 18,492,541 shares of
Class A Common Stock, $.001 par value.

                              GULFWEST ENERGY INC.

                         FORM 10-Q FOR THE QUARTER ENDED
                                 MARCH 31, 2002

                                                                                                  Page of
                                                                                                 Form 10-Q
                                                                                                 ---------

Part I:   Financial Statements

Item 1.   Financial  Statements
          Consolidated Balance Sheets, March 31, 2002,
            and December 31, 2001                                             3
          Consolidated  Statements of Operations-for the three
            months ended March 31, 2002, and 2001                             5
          Consolidated  Statements of Cash  Flows-for  the three
            months ended March 31, 2002,  and 2001                            6
          Notes to Consolidated Financial Statements                          7

Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                                     8

Part II:  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders                 10

Item 6.   Exhibits and Reports on 8-K                                         10

Signatures                                                                    11

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
-------  ---------------------

                              GULFWEST ENERGY INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001

                                     ASSETS

                                                                            March 31,             December 31,
                                                                              2002                    2001
                                                                           (Unaudited)              (Audited)
                                                                       --------------------    --------------------

CURRENT ASSETS:
  Cash and cash equivalents                                            $           531,407     $            689,030
  Accounts receivable - trade, net of allowance for doubtful
     accounts of -0- in 2002 and 2001                                            1,331,633                1,392,751
  Prepaid expenses                                                                 321,689                  124,081
                                                                       --------------------    --------------------
          Total current assets                                                   2,184,729                2,205,862
                                                                       --------------------    --------------------

OIL AND GAS PROPERTIES,
  using the successful efforts method of accounting                             52,262,527               52,045,178

OTHER PROPERTY AND EQUIPMENT                                                     2,390,539                2,352,166
  Less accumulated depreciation, depletion,
    and amortization                                                            (6,756,792)              (6,235,251)
                                                                       --------------------    --------------------

  Net oil and gas properties and
      other property and equipment                                              47,896,274               48,162,093
                                                                       --------------------    --------------------

OTHER ASSETS
  Deposits                                                                          37,442                   37,442
  Debt issue cost, net                                                             451,213                  506,230
                                                                       --------------------    --------------------
          Total other assets                                                       488,655                  543,672
                                                                       --------------------    --------------------

TOTAL ASSETS                                                           $        50,569,658     $         50,911,627
                                                                       ====================    ====================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST ENERGY INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               March 31,             December 31,
                                                                                 2002                    2001
                                                                              (Unaudited)              (Audited)
                                                                          --------------------    --------------------

CURRENT LIABILITIES
  Notes payable                                                           $          2,925,270      $        2,821,020
  Notes payable - related parties                                                       40,000                  40,000
  Current portion of long-term debt                                                  3,742,547               6,065,588
  Current portion of long-term debt - related parties                                  216,395                 222,687
  Accounts payable - trade                                                           3,842,854               3,099,399
  Accrued expenses                                                                     243,988                 243,671
                                                                          --------------------    --------------------

    Total current liabilities                                                       11,011,054              12,492,365
                                                                          --------------------    --------------------

LONG-TERM DEBT, net of current portion                                              27,940,555              26,330,589
                                                                          --------------------    --------------------

LONG-TERM DEBT, RELATED PARTIES                                                        209,771                 211,368
                                                                          --------------------    --------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock                                                                         170                     170
  Common stock                                                                         18,493                  18,493
  Additional paid-in capital                                                       28,164,712              28,164,712
  Retained deficit                                                                (16,775,097)            (16,306,070)
  Long-term     accounts    and    notes    receivable    -    related
parties,    net   of    allowance    for    doubtful    accounts    of
$740,478 in 2002         and 2001
                                                                          --------------------    --------------------

         Total stockholders' equity                                                11,408,278              11,877,305
                                                                          --------------------    --------------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                      $        50,569,658     $        50,911,627
                                                                          ====================    ====================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST ENERGY INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                              2002                   2001
                                                                       -------------------    -------------------

OPERATING REVENUES
  Oil and gas sales                                                    $         2,526,242    $         2,959,753
  Well servicing revenues                                                           12,122                  4,030
  Operating overhead and other income                                              110,509                 93,956
                                                                       -------------------    -------------------
     Total operating revenues                                                    2,648,873              3,057,739
                                                                       -------------------    -------------------

OPERATING EXPENSES
  Lease operating expenses                                                       1,376,683              1,271,683
  Cost of well servicing operations                                                 18,561                 23,612
  Depreciation, depletion and amortization                                         606,641                448,551
  General and administrative                                                       407,076                383,109
                                                                       -------------------    -------------------
     Total operating expenses                                                    2,408,961              2,126,955
                                                                       -------------------    -------------------

INCOME FROM OPERATIONS                                                             239,912                930,784
                                                                       -------------------    -------------------

OTHER INCOME AND EXPENSE
  Interest expense                                                                (691,875)              (681,117)
  Gain (loss) on sale of assets                                                     11,061                 (2,654)
                                                                       -------------------    -------------------
     Total other income and expense                                               (680,814)              (683,771)
                                                                                              -------------------

INCOME (LOSS) BEFORE INCOME TAXES                                                 (440,902)               247,013

INCOME TAXES
                                                                       -------------------    -------------------

NET INCOME (LOSS)                                                                 (440,902)               247,013

DIVIDENDS ON PREFERRED STOCK
(PAID 2002 - $28,125; 2001 - $-0-)                                                 (28,125)
                                                                       -------------------    -------------------

NET INCOME (LOSS) AVAILABLE TO COMMON
SHAREHOLDERS                                                                     (469,027)                247,013
                                                                       ===================    ===================

INCOME (LOSS) PER COMMON SHARE -
BASIC AND DILUTED                                                      $             (.03)    $               .01
                                                                       ===================    ===================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST ENERGY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                                     2002                  2001
                                                                              -------------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                           $         (440,902)    $         247,013
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
            Depreciation, depletion, and amortization                                    606,641               448,551
            (Gain) loss on sale of assets                                                (11,061)                2,654
            (Increase) decrease in accounts receivable - trade, net                     (121,624)              435,147
            (Increase) decrease in prepaid expenses                                     (197,608)             (158,418)
            Increase     (decrease)     in    accounts     payable    and
accrued     expenses                                                                     743,772               855,907
                                                                                                     -----------------
               Cash provided by operating activities                                     579,218             1,830,854
                                                                              -------------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
            Proceeds from sale of property and equipment                                 668,247                21,423
            Purchase of property and equipment                                          (712,025)           (1,682,125)
                                                                              -------------------    -----------------
                Net cash used in investing activities                                    (43,778)           (1,660,702)
                                                                              -------------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Payments on debt                                                          (1,126,856)           (1,014,126)
            Proceeds from debt issuance                                                  461,918               230,000
            Debt issue cost                                                                                     (5,139)
            Dividends paid                                                               (28,125)
                                                                              -------------------    -----------------
                Net cash used in financing activities                                   (693,063)             (789,265)
                                                                              -------------------    -----------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                   (157,623)             (619,113)

CASH AND CASH EQUIVALENTS, beginning of period                                           689,030               663,032
                                                                              -------------------    -----------------

CASH AND CASH EQUIVALENTS, end of period                                      $          531,407     $          43,919
                                                                              ===================    =================

CASH PAID FOR INTEREST                                                        $          688,856     $         729,483
                                                                              ===================    =================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001
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

3.   In management's  opinion,  the accompanying  interim  financial  statements contain  all  material  adjustments,  consisting  only of normal  recurring adjustments  necessary  to present  fairly  the  financial  condition,  the results of operations,  and the cash flows of GulfWest  Energy Inc. for the interim periods.

4.   Non-cash Investing and Financing Activities

     During the three month period ended March 31, 2002, we acquired  $48,224 of
     other   property  and   equipment   through   notes  payable  to  financial
     institutions.  We also  acquired  $182,742 of oil  producing  properties in exchange of accounts receivable from a related party.

5.   We entered into an agreement with an energy lender, commencing in May 2000, to hedge a  portion  of our oil and gas  sales  for the  period of May 2000 through  April  2004.  The  agreement  calls for  initial  volumes of 7,900 barrels  of oil and  52,400  Mmbtu  of gas  per  month,  declining  monthly thereafter.  We entered  into a second  agreement  with the energy  lender, commencing  September  2001, to hedge an additional  portion of our oil and gas sales for the periods of September 2001 through July 2004 and September
     2001 through December 2002,  respectively.  The agreement calls for initial volumes  of  15,000  barrels  of oil and  50,000  Mmbtu  of gas per  month, declining monthly thereafter.  As a result of these agreements, we realized an increase in revenues of $251,200 for the three-month  period ended March
     31, 2002 and a reduction in revenues of $726,100 for the three-month period ended March 31, 2001, which is included in oil and gas sales.

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

Three-Month  Period  Ended March 31, 2002  compared to Three Month  Period Ended
March 31, 2001.

Revenues

     Oil and Gas Sales.  Revenues from the sale of crude oil and natural gas for the first quarter  decreased 15% from  $2,959,800 in 2001 to $2,526,200 in 2002.
This  was  due to oil  prices  decreasing  20% and gas  prices  decreasing  47%, partially offset by an increase in sales volumes of 48% for oil and 12% for gas.

     Operating  Overhead  and  Other  Income.  Revenues  from  these  activities increased  18% from  $94,000  in 2001 to  $110,500  in 2002.  This was due to an
increase in Other Income from natural gas gathering and marketing fees.

Costs and Expenses

     Lease  Operating  Expenses.  Lease  operating  expenses  increased  8% from
$1,271,700  in 2001  to  $1,376,700  in  2002.  This  was  primarily  due to the acquisition of additional  properties and increased  costs related to higher oil and gas production.

     Depreciation, Depletion and Amortization (DD&A). DD&A increased 35%
from  $448,600 in 2001 to $606,600 in 2002,  as a result of the  acquisition  of additional oil and gas properties.

     General  and  Administrative   (G&A)  Expenses.  Our  G&A  expenses
increased  6% from  $383,100  in  2001  to  $407,100  in  2002  due to  expenses associated  with an increase in the number of oil and natural gas assets that we manage.

     Interest  Expense.  The  increase in our debt  associated  with  additional acquisitions  and our capital  development  program from  $22,500,000 in 2001 to
$35,100,000  in 2002,  offset by the decrease in our average  interest rate from
12.1% in 2001 to 7.9% in 2002 resulted in a 2% increase in interest expense from
$681,100 in 2001 to $691,900 in 2002.

Financial Condition and Capital Resources
-----------------------------------------

     At March 31, 2002, our current  liabilities  exceeded our current assets by
$8,826,300.  We had a loss of $440,900  for the quarter  compared to a profit of
$247,000 for the period in 2001.

     During the first quarter of 2002,  we sold 78,600  barrels of crude oil and
357,600 Mcf of natural gas  compared to 53,200  barrels of crude oil and 318,100
Mcf of natural gas in the first quarter of 2001. Revenue for crude oil sales for the quarter  was  $1,520,300  in 2002  compared  to  $1,284,200  in 2001 and for natural gas sales was $1,006,000 in 2002 compared to $1,675,600 in 2001.

     In the year  2002,  we plan to use the  remaining  $5 million in our credit line for the development of certain properties, including the drilling of a deep gas well in Louisiana that is currently underway, the drilling of two horizontal wells in our Madisonville, Texas field, and the workover of several wells in our
Grand Lake,  Louisiana field. If successful,  the increased production and sales resulting from these development projects, along with the recent increase in oil and gas  prices,  should  return us to  profitability.  Also this  year,  we are proceeding  with  the sale of  certain  of our  non-core  properties  and,  when completed, will use the proceeds to retire debt and meet a $1 million payment to a lender due in August 2002.

     Finally, as another significant step, we have entered into discussions with certain  investment  bankers and advisors  regarding  financial  alternatives to support our continued  growth  through  acquisitions  and  development,  and the restructuring of our existing debt. Our goal is to sell equity through a private placement,  use part of the proceeds to continue our development program and the balance to retire a portion of our existing  debt,  enabling us to refinance the remainder.

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

                                                     GULFWEST ENERGY INC.
                                                        (Registrant)

Date:  May 14, 2002                         By: /s/ Thomas R. Kaetzer
                                               Thomas R. Kaetzer
                                               President

Date:  May 14, 2002                         By: /s/ Jim C. Bigham
                                               Jim C. Bigham
                                               Executive Vice President and
                                               Secretary

Date:  May 14, 2002                         By: /s/ Richard L. Creel
                                               Richard L. Creel
                                               Vice President of Finance

                                       11