Form 10-Q
period 2002-06-30
GULFWEST ENERGY INC
filed 2002-08-14
CIK 813779

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

The  number of shares  outstanding  of each of the  issuer's  classes  of common stock, as of the latest practicable date, August 13, 2002, was 18,492,541 shares of Class A Common Stock, $.001 par value.

                              GULFWEST ENERGY INC.

                         FORM 10-Q FOR THE QUARTER ENDED
                                  JUNE 30, 2002

                                                                      Page of
                                                                     Form 10-Q
                                                                     ---------

Part I:  Financial Statements

Item 1.  Financial Statements
           Consolidated Balance Sheets, June 30, 2002
             and December 31, 2001                                            3
           Consolidated Statements of Operations-for the three
             months and six months ended June 30, 2002, and 2001              5
           Consolidated Statements of Cash Flows-for the six
             months ended June 30, 2002, and 2001                             6
           Notes to Consolidated Financial Statements                         7

Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                                      8

Part II: Other Information

Item 4.  Submission of Matters to a Vote of Security Holders                  11

Item 6.  Exhibits and Reports on 8-K                                          11

Signatures                                                                    12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
-------  ---------------------

                              GULFWEST ENERGY INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001

                                     ASSETS

                                                                             June 30,               December 31,
                                                                               2002                     2001
                                                                            (Unaudited)
                                                                       ----------------------   ----------------------

CURRENT ASSETS:
  Cash and cash equivalents                                                   542,467                  689,030
  Accounts Receivable - trade, net of allowance for doubtful
     accounts of -0- in 2001 and 2000                                       1,582,966                1,392,751
  Prepaid expenses                                                            244,507                  124,081
                                                                       ----------------------   ----------------------
          Total current assets                                              2,369,940                2,205,862
                                                                       ----------------------   ----------------------

OIL AND GAS PROPERTIES,
  Using the successful efforts method of accounting                        55,741,993               52,045,178

OTHER PROPERTY AND EQUIPMENT                                                2,398,241                2,352,166
  Less accumulated depreciation, depletion
     And amortization                                                      (7,382,930)              (6,235,251)
                                                                       ----------------------   ----------------------

  Net oil and gas properties, and
     other property and equipment                                          50,757,304               48,162,093
                                                                       ----------------------   ----------------------

OTHER ASSETS
  Deposits                                                                     37,442                   37,442
  Debt issue cost, net                                                        397,030                  506,230
                                                                       ----------------------   ----------------------
          Total other assets                                                  434,472                  543,672
                                                                       ----------------------   ----------------------

TOTAL ASSETS                                                           $   53,561,716           $   50,911,627
                                                                       ======================   ======================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST ENERGY INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              June 30,               December 31,
                                                                                2002                     2001
                                                                            (Unaudited)
                                                                        ---------------------    ---------------------

CURRENT LIABILITIES
  Notes payable                                                         $    4,423,714           $    2,821,020
  Notes payable - related parties                                               40,000                   40,000
  Current portion of long-term debt                                          3,895,164                6,065,588
  Current portion of long-term debt - related parties                          217,016                  222,687
  Accounts payable - trade                                                   3,850,552                3,099,399
  Accrued expenses                                                             249,862                  243,671
                                                                        ---------------------    ---------------------

          Total current liabilities                                         12,676,308               12,492,365
                                                                        ---------------------    ---------------------

LONG-TERM DEBT, net of current portion                                      29,637,836               26,330,589
                                                                        ---------------------    ---------------------

LONG-TERM DEBT, RELATED PARTIES                                                168,359                  211,368
                                                                        ---------------------    ---------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock                                                                  170                      170
  Common stock                                                                  18,493                   18,493
  Additional paid-in capital                                                28,164,712               28,164,712
  Retained deficit                                                         (17,104,162)             (16,306,070)
  Long-term accounts and notes receivable - related
         parties,net of allowance for doubtful accounts of
         $740,478 in 2002 and 2001
                                                                        ---------------------    ---------------------

          Total stockholders' equity                                        11,079,213               11,877,305
                                                                        ---------------------    ---------------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                    $   53,561,716           $   50,911,627
                                                                        =====================    =====================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST ENERGY INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                  Three Months                              Six Months
                                                                 Ended June 30,                           Ended June 30,
                                                            2002                2001                 2002                2001
                                                      -----------------    ----------------    -----------------    ---------------

OPERATING REVENUES
  Oil and gas sales                                   $   2,813,776        $    3,304,912       $   5,340,018       $    6,264,665
  Well servicing revenues                                        486                77,934              12,608               81,964
  Operating overhead and other income                        137,536                73,036             248,045              166,992
                                                      -----------------    ----------------    -----------------    ---------------
         Total operating revenues                          2,951,798             3,455,882           5,600,671            6,513,621
                                                      -----------------    ----------------    -----------------    ----------------
OPERATING EXPENSES
  Lease operating expenses                                 1,343,545             1,159,743           2,720,228            2,431,426
  Cost of well servicing operations                           16,035                59,744              34,596               83,356
  Depreciation, depletion and amortization                   680,321               594,522           1,286,962            1,043,073
  General and administrative                                 461,642               422,871             868,718              805,980
                                                      -----------------    ----------------    -----------------    ----------------
          Total operating expenses                         2,501,543             2,236,880           4,910,504            4,363,835
                                                      -----------------    ----------------    -----------------    ----------------

INCOME FROM OPERATIONS                                       450,255             1,219,002             690,167            2,149,786
                                                      -----------------    ----------------    -----------------    ----------------

OTHER INCOME AND EXPENSE
  Interest expense                                          (751,195)             (605,091)         (1,443,070)          (1,286,208)
  Gain (loss) on sale of assets                                                   (105,974)             11,061             (108,628)
                                                      -----------------    ----------------    -----------------    ----------------
       Total other income and expense                       (751,195)             (711,065)         (1,432,009)          (1,394,836)
                                                      -----------------    ----------------    -----------------    ----------------

INCOME (LOSS) BEFORE INCOME TAXES                           (300,940)              507,937            (741,842)             754,950

INCOME TAXES
                                                      -----------------    ----------------    -----------------    ----------------

NET INCOME (LOSS)                                           (300,940)              507,937            (741,842)             754,950

DIVIDENDS ON PREFERRED STOCK                                 (28,125)                                  (56,250)
                                                      -----------------    ----------------    -----------------    ----------------

NET INCOME (LOSS) AVAILABLE TO
COMMON SHAREHOLDERS                                   $     (329,065)      $       507,937     $      (798,092)     $       754,950
                                                      =================    ================    =================    ================

LOSS PER COMMON SHARE -
BASIC AND DILUTED                                     $        (.02)                   .03                (.04)                 .04
                                                      =================    ================    =================    ================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST ENERGY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                                                2002                2001
                                                                                           ----------------    ----------------
                                                                                           ----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                        $   (741,842)       $     754,950
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
          Depreciation, depletion, and amortization                                            1,286,962           1,043,073
          Loss (Gain) on sale of assets                                                          (11,061)            108,628
          (Increase) decrease in accounts receivable - trade, net                               (372,957)            425,752
          (Increase) decrease in prepaid expenses                                               (120,426)           (141,677)
          Increase (decrease) in accounts payable and accrued expenses                           757,344              34,533
                                                                                           ----------------    ----------------
               Net cash provided by operating activities                                         798,020           2,225,259
                                                                                           ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Proceeds from sale of property and equipment                                           668,247              62,423
          Purchase of property and equipment                                                  (4,199,193)         (2,626,758)
                                                                                           ----------------    ----------------
               Net cash used in investing activities                                          (3,530,946)         (2,564,335)
                                                                                           ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Payments on debt                                                                    (2,140,305)         (2,950,346)
          Proceeds from debt issuance                                                          4,782,918           3,199,801
          Debt issue cost                                                                                             (9,080)
          Dividends Paid                                                                         (56,250)
                                                                                           ----------------    ----------------
               Net cash provided by financing activities                                       2,586,363             240,375
                                                                                           ----------------    ----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                (146,563)            (98,701)

CASH AND CASH EQUIVALENTS, beginning of period                                                   689,030             663,032
                                                                                           ----------------    ----------------

CASH AND CASH EQUIVALENTS, end of period                                                   $     542,467       $     564,331
                                                                                           ================    ================

CASH PAID FOR INTEREST                                                                     $   1,423,013       $     605,091
                                                                                           ================    ================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 2002 AND 2001 UNAUDITED)

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

4.   Non-cash Investing and Financing

     During the six month  period ended June 30,  2002,  we acquired  $48,224 of property and equipment through notes payable to financial institutions.  We also acquired $182,742 of oil producing  properties in exchange of accounts receivable from a related party.

5.   We entered into an agreement with an energy lender, commencing in May 2000, to hedge a  portion  of our oil and gas  sales  for the  period of May 2000 through  April  2004.  The  agreement  calls for  initial  volumes of 7,900 barrels  of oil and  52,400  Mmbtu  of gas  per  month,  declining  monthly thereafter.  We entered  into a second  agreement  with the energy  lender, commencing  September  2001, to hedge an additional  portion of our oil and gas sales for the periods of September 2001 through July 2004 and September
     2001 through December 2002,  respectively.  The agreement calls for initial volumes  of  15,000  barrels  of oil and  50,000  Mmbtu  of gas per  month, declining monthly thereafter.  As a result of these agreements, we realized an increase in revenues of $84,595 for the six-month  period ended June 30,
     2002 and a reduction in revenues of  $1,044,349  for the  six-month  period ended June 30, 2001, which is included in oil and gas sales.

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

Three-Month Period Ended June 30, 2002 compared to Three Month Period Ended
June 30, 2001.

Revenues

     Oil and Gas Sales.  Revenues from the sale of crude oil and natural gas for the  quarter  decreased  15%  from  $3,304,900  in 2001 to  $2,813,800  in 2002, primarily due to the decrease in average  commodity  sales  prices.  Although we acquired  additional  properties in August 2001, the increase in production from those  properties was offset by a natural  decline in production from horizontal wells drilled in the Madisonville,  Texas field in 2000 and 2001 and the loss of production from the sale of properties during the period.

     Well Servicing Revenues.  Revenues from well servicing operations decreased by 99% from  $77,900  in 2001 to $500 in 2002.  In 2002,  we have  used our rigs almost  totally in the  development  of our  properties  rather than working for third parties.

     Operating  Overhead  and  Other  Income.  Revenues  from  these  activities increased  88 % from  $73,000 in 2001 to  $137,500  in 2002.  This was due to an
increase in Other Income from natural gas gathering and marketing fees.

Costs and Expenses

     Lease  Operating  Expenses.  Lease  operating  expenses  increased 16% from
$1,159,700  in 2001  to  $1,343,500  in  2002.  This  was  primarily  due to the acquisition  of  additional  properties  and  increased  costs  related to those properties.

     Cost of Well Servicing  Operations.  Well servicing  expenses decreased 73%
from $59,700 in 2001 to $16,000 in 2002. In 2002, we have used our rigs for the most part in the  development  of our  properties  rather than working for third parties.

     Depreciation, Depletion and Amortization (DD&A). DD&A increased 14%
from 594,500 in 2001 to $680,300 in 2002,  due to the  acquisition of additional
Gulf Coast properties.  We had higher production from our Gulf Coast properties, which typically have higher decline rates and  correspondingly  higher depletion rates.

     General and Administrative  (G&A) Expenses.  G&A expenses increased
9% for the period from  $422,900  in 2001 to  $461,600 in 2002,  due to expenses associated  with an increase in the number of oil and natural gas assets that we manage.

     Interest  Expense.  Interest expense increased 24% from $605,100 in 2001 to
751,200 in 2002,  primarily due to interest on debt  associated  with additional acquisitions and our capital development program.

Six-Month Period Ended June 30, 2002 compared to Six-Month Period Ended
June 30, 2001.

Revenues

     Oil and Gas Sales.  Revenues from the sale of crude oil and natural gas for the  period  decreased  15%  from  $6,264,700  in 2001 to  $5,340,000  in  2002, primarily due to the decrease in average  commodity  sales  prices.  Although we acquired  additional  properties in August 2001, the increase in production from those  properties was offset by a natural  decline in production from horizontal wells drilled in the Madisonville,  Texas field in 2000 and 2001 and the loss of production from the sale of properties during the period.

     Well Servicing Revenues.  Revenues from well servicing operations decreased
85% from $82,000 in 2001 to $12,600 in 2002.  In 2002, we have used our rigs for the most part in the development of our properties rather than working for third parties.

     Operating  Overhead  and  Other  Income.  Revenues  from  these  activities increased  49% from  $167,000 in 2001 to  $248,000  in 2002.  This was due to an
increase in Other Income from natural gas gathering and marketing fees.

Costs and Expenses

     Lease  Operating  Expenses.  Lease  operating  expenses  increased 12% from
$2,431,400 in 2001 to $2,720,200 in 2002, due to the  acquisitions of additional properties and the costs related to such properties.

     Cost of Well Servicing  Operations.  Well servicing  expenses decreased 59%
from $83,400 in 2001 to $34,600 in 2002.  In 2002, we have used our rigs for the most part in the  development  of our  properties  rather than working for third parties.

     Depreciation, Depletion and Amortization (DD&A). DD&A increased 23%
from  $1,043,100  in 2001 to  $1,287,000  in  2002,  due to the  acquisition  of additional Gulf Coast  properties.  We had higher production from our Gulf Coast properties, which typically have higher decline rates and correspondingly higher depletion rates.

     General and Administrative  (G&A) Expenses.  G&A expenses increased
8% for the period from $806,000 in 2001 to $868,700 in 2002 due to expenses associated with an increase in the number of oil and natural gas assets that we manage.

     Interest Expense. Interest expense increased 12% from $1,286,200 in 2001 to
$1,443,100 in 2002, due to debt associated with additional  acquisitions and our capital development program.

Financial Condition and Capital Resources
-----------------------------------------

     At June 30, 2002,  our current  liabilities  exceeded our current assets by
$10,306,700.  We had a loss of $300,910 for the quarter  compared to a profit of
$507,900 for the period in 2001.

     During the second  quarter of 2002, we sold 70,200 barrels of crude oil and
430,100 Mcf of natural gas  compared to 71,647  barrels of crude oil and 406,288
Mcf of natural  gas in the second  quarter of 2001.  Revenue for crude oil sales for the quarter was  $1,456,100  in 2002  compared to $1,729,700 in 2001 and for natural gas sales was $1,357,600 in 2002 compared to $1,575,300 in 2001.

     In the year 2002,  we have  planned to use the  remaining $5 million in our credit line for the development of certain properties, including the drilling of a deep  gas well in  Louisiana,  the  drilling  of two  horizontal  wells in our
Madisonville,  Texas field, and the workover of several wells in our Grand Lake,
Louisiana  field.  If successful,  the increased  production and sales resulting from these development  projects,  along with the recent increase in oil and gas prices, should return us to profitability.  The Louisiana gas well and workovers have been funded and are being completed; however, the lender has indicated that the drilling of the  horizontal  wells will not be funded.  We also plan to sell certain of our  non-core  properties  and use the  proceeds to meet a $1 million payment to a lender originally due in August, 2002 and subsequently  extended to the fourth quarter, 2002.

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

                                       10

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

          The  annual  meeting  of  shareholders  was  held on May  30,  2002 to consider  the  election of seven  persons to the board of  directors of the
     Company (the "Board") and to transact such other business as might properly come before the meeting.  Of the  18,492,541  outstanding  shares of Common
     Stock, there were present,  in person or by proxy,  shareholders  holding a total of 15,781,448 (85.3%) of the shares.

          Seven candidates for director were presented by the Board: Marshall A.
     Smith III, Thomas R. Kaetzer, J. Virgil Waggoner,  John E. Loehr, Steven M.
     Morris,  William T. Winston and John P. Boylan. Of the 15,781,448 shares of
     Common Stock  present in person or by proxy and entitled to be voted at the meeting,  15,762,848  votes  were  cast  for each of the  nominees  --- for director of the Corporation  (except for Mr. Waggoner for whom 400 of those votes were  withheld and Mr.  Winston and Mr. Boylan for whom 197,141 votes were  withheld),  no votes were cast  against the nominees and 18,600 votes abstained.  All seven -------  ---------  candidates were declared duly and validly elected  members of the Board,  each to serve until the next annual meeting of shareholders or until his respective  successor has been elected and qualified.  Following the shareholders'  meeting, the Board elected Mr.
     J. Virgil Waggoner as Chairman of the Board.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
-------  ---------------------------------

          (a)  Exhibits -

               Number    Description
               ------    -----------

                *3.1     Articles  of   Incorporation   of  the  Registrant  and
                         Amendments thereto.

               **3.2     Amendment  to  the  Articles  of  Incorporation  of the
                         Registrant  changing  the  name  of the  Registrant  to
                         "GulfWest Energy Inc.", approved by the Shareholders on
                         May 18, 2001 and filed with the  Secretary  of Texas on
                         May  21,  2001.

              ***3.3     Amendment to the Company's  Articles of Incorporation
                         to  increase  the  number  of  shares of Class A Common
                         Stock that the  Company  will have  authority  to issue
                         from 20,000,000 to 40,000,000  shares,  approved by the
                         Shareholders  on  November  19, 1999 and filed with the
                         Secretary of State of Texas on December 3, 1999.

                *3.4     Bylaws of the Registrant.

              **10.1     GulfWest   Oil   Company   1994  Stock   Option  and
                         Compensation  Plan, amended and restated as of April 1,
                         2001, and approved by the shareholders on May 18, 2001.
    ---------------

     *    Previously filed with the Registrant's Registration Statement (on Form
          S-1,  Reg. No.  33-53526),  filed with the  Commission  on October 21,
          1992.
      **  Previously  filed with the  Registrant's  Definitive  Proxy
          Statement,  filed with the Commission on April 16,2001.
      *** Previously  filed with the Registrant's Definitive Proxy Statement, filed with the Commission on October 18, 1999.
                                       11

                                   SIGNATURES

Pursuant to the requirements of Securities  Exchange Act of 1934, the registrant has duly  caused  this  report  to be signed  on its  behalf by the  undersigned thereunto duly authorized.

                                    GULFWEST ENERGY INC.
                                        (Registrant)

Date:  August 13, 2002              By: /s/ Thomas R. Kaetzer
                                       ----------------------------------------
                                       Thomas R. Kaetzer
                                       President

Date:  August 13, 2002              By: /s/ Jim C. Bigham
                                       ------------------------------------------
                                       Jim C. Bigham
                                       Executive Vice President and Secretary

Date:  August 13, 2002              By: /s/ Richard L. Creel
                                       -------------------------------------------
                                       Richard L. Creel
                                       Vice President of Finance