Form 10-Q/A
period 2001-03-31
GULFWEST ENERGY INC
filed 2002-11-19
CIK 813779

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

     This  Quarterly  Report on Form  10-Q/A is intended to amend and restate in its entirety the  Company's  Quarterly  Report on Form 10-Q for the period ended
March 31, 2001 to ensure that the  information  contained in the report is true, accurate  and  complete as of the date of the filing of this  Amended  Quarterly
Report on Form 10-Q/A, November 18, 2002.

     As a  result  of a  financing  agreement  with an  energy  lender,  we were required to enter into an oil and gas hedging  agreement with the lender. It has been  determined this agreement meets the definition of SFAS 133 "Accounting for
Derivative  Instruments  and  Hedging  Activities"  and  is  accounted  for as a derivative instrument.

     This amendment  reflects the results of the change in accounting  principle in the financial statements and notes thereto,  and Management's  Discussion and
Analysis of Financial Condition and Results of Operations.  The estimated change in fair value of the  derivatives  is  reported  in Other  Income and Expense as unrealized  (gain) loss on derivative  instruments.  The estimated fair value of the derivatives is reported in Other Assets (or Other Liabilities) as derivative instruments.

     All other  information in the report  remains as previously  filed with the
Commission in the Company's  Quarterly  Report on Form 10-Q for the period ended
March 31, 2001 and is incorporated by reference herein.

                              GULFWEST ENERGY INC.

                        FORM 10-Q/A FOR THE QUARTER ENDED
                                 MARCH 31, 2001

                                                                      Page of
                                                                     Form 10-Q/A
                                                                     -----------
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

Item 3.           Quantitative and Qualitative Disclosures about Market Ris 10

Part II:          Other Information

Item 4.           Submission of Matters to a Vote of Security Holders       11

Item 6.           Exhibits and Reports on 8-K                               11

Signatures                                                                  12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
-------  ---------------------

                              GULFWEST ENERGY INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000

                                     ASSETS

                                                                           March 31,           December 31,
                                                                              2001                  2000
                                                                           (Unaudited)            (Audited)
                                                                        ------------------    ------------------

CURRENT ASSETS:
  Cash and cash equivalents                                             $          43,919     $       663,032
  Accounts Receivable - trade, net of allowance for doubtful
     accounts of -0- in 2001 and 2000                                           1,723,543           2,188,421
  Prepaid expenses                                                                241,769              83,351
                                                                        ------------------    ------------------
    Total current assets                                                        2,009,231           2,934,804
                                                                        ------------------    ------------------

OIL AND GAS PROPERTIES,
  using the successful efforts method of accounting                            32,653,372          30,895,049

OTHER PROPERTY AND EQUIPMENT                                                    2,205,161           1,961,203
  Less accumulated depreciation, depletion,
    and amortization                                                           (4,456,267)         (4,049,510)
                                                                        ------------------    ------------------

  Net oil and gas properties and
      other property and equipment                                            30,402,266          28,806,742
                                                                        ------------------    ------------------

OTHER ASSETS
   Deposits                                                                       27,638              27,638

  Investments                                                                        -               122,785

  Debt issue cost                                                                451,086             482,159
                                                                        ------------------    ------------------
Total other assets                                                               478,724             632,582

                                                                        ------------------    ------------------

TOTAL ASSETS                                                             $    32,890,221       $  32,374,128
                                                                        ==================    ==================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST ENERGY INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                March 31,           December 31,
                                                                                  2001                  2000
                                                                               (Unaudited)           (Audited)
                                                                            ------------------    -----------------
  CURRENT LIABILITIES
  Notes payable                                                             $        840,300      $      935,300
  Notes payable - related parties                                                    700,000             700,000
  Current portion of long-term debt                                                2,601,749           3,111,120
  Current portion of long-term debt - related parties                                228,763             303,296
  Accounts payable - trade                                                         2,951,054           2,189,656
  Accrued expenses                                                                   450,123             355,614
                                                                            ------------------    -----------------

    Total current liabilities                                                      7,771,989           7,594,986
                                                                            ------------------    -----------------

NONCURRENT LIABILITIES
  Long term debt, net of current portion                                         17,876,110          17,960,455
  Long term debt, related parties                                                   293,338             116,916
                                                                            ------------------    -----------------

    Total noncurrent liabilities                                                 18,169,448           18,077,371
                                                                            ------------------    -----------------

OTHER LIABILITIES
  Derivative instruments                                                           2,656,580
                                                                            ------------------    -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock                                                                         80                  80
  Common stock                                                                        18,445              18,445
  Additional paid-in capital                                                      23,537,900          23,537,900
  Retained deficit                                                               (19,264,221)        (16,854,654)
  Long-term     accounts    and    notes     receivable    -    related
parties,    net    of    allowance    for    doubtful    accounts    of
$740,478 in 2001         and 2000                                          ------------------    -----------------

         Total stockholders' equity                                               4,292,204            6,701,771
                                                                            ------------------    -----------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                        $    32,890,221       $   32,374,128
                                                                            ==================    =================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST ENERGY INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                                 2001                 2000
                                                                            ----------------    -----------------

OPERATING REVENUES
  Oil and gas sales                                                         $     2,959,753     $      1,500,437
  Well servicing revenues                                                             4,030               74,010
  Operating overhead and other income                                                93,956               44,009
                                                                            ----------------    -----------------
     Total operating revenues                                                     3,057,739            1,618,456
                                                                            ----------------    -----------------
OPERATING EXPENSES
  Lease operating expenses                                                        1,271,683              673,877
  Cost of well servicing operations                                                  23,612               87,446
  Depreciation, depletion and amortization                                          448,551              182,071
  General and administrative                                                        383,109              366,837
                                                                            ----------------    -----------------
     Total operating expenses                                                     2,126,955            1,310,231
                                                                            ----------------    -----------------
INCOME FROM OPERATIONS                                                              930,784              308,225
                                                                            ----------------    -----------------
OTHER INCOME AND EXPENSE
  Interest expense                                                                 (681,117)            (383,380)
  Gain (loss) on sale of assets                                                      (2,654)               4,827
  Unrealized gain on derivative instruments                                       1,090,855
                                                                            ----------------    -----------------
     Total other income and expense                                                 407,084             (378,553)
                                                                            ----------------    -----------------
INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                        1,337,868              (70,328)

INCOME TAXES                                                                       -                   -
                                                                            ----------------    -----------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                                            1,337,868              (70,328)
                                                                            ----------------    -----------------
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
  NET OF INCOME TAXES                                                            (3,747,435)
                                                                            ----------------    -----------------
NET LOSS                                                                         (2,409,567)             (70,328)

DIVIDENDS ON PREFERRED STOCK
  (PAID 2001 - $-0-; 2000 - $4,691)                                                -                   -
                                                                            ----------------    -----------------
NET LOSS AVAILABLE TO COMMON
  SHAREHOLDERS                                                                   (2,409,567)             (70,328)
                                                                            ================    =================

NET INCOME PER SHARE, BASIC AND DILUTED, BEFORE
  CUMULATIVE EFFECT OF   CHANGE IN ACCOUNTING
  PRINCIPLE                                                                 $           .07     $           (.00)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                    (.20)
                                                                            ----------------    -----------------

NET LOSS PER SHARE, BASIC AND DILUTED                                       $          (.13)    $           (.00)
                                                                            ================    =================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST ENERGY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                                       2001                2000
                                                                                  ----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                        $   (2,409,567)      $     (70,328)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
            Depreciation, depletion, and amortization                                    448,551             182,071
            Common stock and warrants issued and charged to operations                                        13,600
            (Gain) loss on sale of assets                                                  2,654              (4,827)
            Unrealized gain on derivative instruments                                 (1,090,855)
            Cumulative effect of accounting change                                     3,747,435
            (Increase) decrease in accounts receivable - trade, net                      435,147            (378,321)
            (Increase) decrease in prepaid expenses                                    (158,418)             (15,899)
            Increase (decrease) in accounts payable and accrued expenses                855,907              774,357
                                                                                  ----------------    ----------------
               Cash provided by operating activities                                  1,830,854              500,653
                                                                                  ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
            Proceeds from sale of property and equipment                                 21,423                7,750
            Purchase of property and equipment                                       (1,682,125)            (830,716)
                                                                                  ----------------    ----------------
                Net cash used in investing activities                                (1,660,702)            (822,966)
                                                                                  ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Payments on debt                                                         (1,014,126)            (291,581)
            Proceeds from debt issuance                                                 230,000              680,000
            Debt issue cost                                                              (5,139)            (232,422)
                                                                                  ----------------    ----------------
                Net cash provided (used) by financing activities                       (789,265)             155,997
                                                                                  ----------------    ----------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                  (619,113)            (166,316)

CASH AND CASH EQUIVALENTS, beginning of period                                          663,032              287,300
                                                                                  ----------------    ----------------

CASH AND CASH EQUIVALENTS, end of period                                          $      43,919       $      120,984
                                                                                  ================    ================

CASH PAID FOR INTEREST                                                            $     729,483       $      198,912
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
     Texas Oil and Gas Company, L.L.C. acquired September 1, 1998; SETEX Oil and
     Gas Company  formed  August 11, 1998;  GulfWest Oil and Gas Company  formed
     February 8, 1999;  LTW  Pipeline Co.  formed  April 19, 1999;  and GulfWest
     Development   Company   ("GWD")  formed  November  9,  2000.  All  material
     intercompany transactions and balances are eliminated upon consolidation.

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

5.   As a  result  of a  financing  agreement  with an  energy  lender,  we were required to enter into an oil and gas hedging agreement with the lender. It has  been  determined  this  agreement  meets  the  definition  of SFAS 133
     "Accounting  for  Derivative  Instruments  and Hedging  Activities"  and is
     accounted for as a derivative instrument.

     We entered into the  agreement,  commencing in May 2000, to hedge a portion of our oil and gas sales for the period of May 2000 through April 2004. The agreement  calls for initial volumes of 7,900 barrels of oil and 52,400 Mcf of gas  per  month,  declining  monthly  thereafter.  As a  result  of this agreement,  we  realized  a  reduction  in  revenues  of  $726,077  for the three-month  period ended March 31, 2001,  which is included in oil and gas sales.

     The estimated  change in fair value of the derivatives is reported in Other
     Income and Expense as unrealized (gain) loss on derivative instruments. The estimated  fair value of the  derivatives  is reported in Other  Assets (or
     Other Liabilities) as derivative instruments.

     The estimated fair value of the derivative  instruments at January 1, 2001, the date of initial  application  of SFAS 133, of $3,747,435 is reported in the  Statement  of  Operations  as the  cumulative  effect  of a change  in accounting principle.

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

     Depreciation,  Depletion  and  Amortization  (DD and A). DD and A increased
146% from  $182,100  in 2000 to $448,600 in 2001,  due to  significantly  higher
production  as  a  result  of  successful  field   development   activities  and
acquisitions.

     General  and  Administrative  (G  and  A)  Expenses.  Our G and A  expenses increased  4% from  $366,800  in  2000  to  $383,100  in  2001  due to  expenses associated  with an increase in the number of oil and natural gas assets that we manage.

     Interest  Expense.  Interest expense increased 78% from $383,400 in 2000 to
$680,700 in 2001,  primarily due to interest on debt  associated with additional acquisitions and our capital development program.

Financial Condition and Capital Resources
-----------------------------------------

     At March 31, 2001, our current  liabilities  exceeded our current assets by
$5,762,758.  We had a loss of $2,409,600  for the quarter  compared to a loss of
$70,300  for  the  period  in  2000.  The  increased  profit  was  a  result  of significantly increased production and higher oil and natural gas prices.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

     The following  market rate  disclosures  should be read in conjunction with the quantitative  disclosures  about market risk contained in the Company's 2000 annual  report  on  Form  10-K,  as  well as  with  the  consolidated  financial statements and notes thereto  included in this amended  quarterly report on Form
10-Q/A.

     All of the  Company's  financial  instruments  are for purposes  other than trading. The Company only enters derivative financial instruments in conjunction with its oil and gas hedging activities.

     Hypothetical  changes in interest rates and prices chosen for the following
stimulated   sensitivity  effects  are  considered  to  be  reasonably  possible near-term changes generally based on consideration of past fluctuations for each risk  category.  It is not  possible to  accurately  predict  future  changes in interest rates and product prices.  Accordingly,  these hypothetical changes may not be an indicator of probable future fluctuations.

Interest Rate Risk

     The Company is exposed to interest rate risk on debt with variable interest rates. At March 31, 2001, the Company carried variable rate debt of $20,534,544.
Assuming  a one  percentage  point  change  at March 31,  2001 on the  Company's variable rate debt, the annual pretax income would change by $205,345.

Commodity Price Risk

     The Company hedges a portion of its price risks associated with its oil and natural gas sales which are  classified as derivative  instruments.  As of March
31,  2001,  these  derivative  instruments'  liabilities  had a  fair  value  of
$2,656,580.  A hypothetical change in oil and gas prices could have an effect on oil and gas futures  prices,  which are used to  estimate  the fair value of our derivative instrument.  However, it is not practicable to estimate the resultant change, in any, in the fair value of our derivative instrument.

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

          *3.2 Bylaws of the Registrant.

          #10.1GulfWest  Oil Company 1994 Stock  Option and  Compensation  Plan,
               amended and  restated  as of April 15,  1998 and  approved by the shareholders on May 28, 1998.
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

                                            GULFWEST ENERGY INC.
                                                (Registrant)

Date:  November 18, 2002                 By: /s/ Thomas R. Kaetzer
                                         ------------------------------------
                                         Thomas R. Kaetzer
                                         President

Date:  November 18, 2002                 By: /s/ Jim C. Bigham
                                         ------------------------------------
                                         Jim C. Bigham
                                         Executive Vice President and Secretary

Date:  November 18, 2002                 By: /s/ Richard L. Creel
                                         -------------------------------------
                                         Richard L. Creel
                                         Vice President of Finance

                                       12

                                 CERTIFICATIONS

I, Thomas R. Kaetzer, certify that:

     1.   I have  reviewed  this  amended  quarterly  report  on Form  10-Q/A of
          GulfWest Energy Inc.;

     2.   Based on my  knowledge,  this  quarterly  report  does not contain any untrue  statement of a material  fact or omit to state a material fact necessary to make the statements  made, in light of the  circumstances under which such  statements were made, not misleading with respect to the period covered by this quarterly report;

     3.   Based on my knowledge,  the financial statements,  and other financial information  included in this quarterly report,  fairly present in all material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods  presented in this quarterly report;

     4.   The registrant's  other certifying  officers and I are responsible for establishing  and maintaining  disclosure  controls and procedures (as defined in Exchange  Act Rules  13a-14 and 15d-14) for the  registrant and have:

          a)   designed such  disclosure  controls and procedures to ensure that material  information  relating to the registrant,  including its consolidated  subsidiaries,  is made known to us by others within those  entities,  particularly  during  the  period in which this quarterly report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and  procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)   presented  in this  quarterly  report our  conclusions  about the effectiveness of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date.

     5.   The registrant's other certifying officers and I have disclosed, based on our most recent  evaluation,  to the registrant's  auditors and the audit  committee  of  registrant's  board  of  directors  (or  persons performing the equivalent functions):

          a)   all  significant  deficiencies  in the  design  or  operation  of internal  controls which could adversely  affect the registrant's ability to record,  process,  summarize and report financial data and have  identified for the  registrant's  auditors any material weaknesses in internal controls; and

          b)   any fraud,  whether or not material,  that involves management or other employees who have a significant  role in the  registrant's internal controls; and

     6.   The  registrant's  other  certifying  officers and I have indicated in this  quarterly  report  whether  there  were  significant  changes in internal controls or in other factors that could significantly  affect
          internal   controls   subsequent  to  the  date  of  our  most  recent
          evaluation,   including   any   corrective   actions  with  regard  to
          significant deficiencies and material weaknesses.

Date: November 18, 2002

                                          /s/  Thomas R. Kaetzer
                                          -----------------------------------
                                          Thomas R. Kaetzer
                                          President and Chief Executive Officer

                                 CERTIFICATIONS

I, Richard L. Creel, certify that:

     1.   I have  reviewed  this  amended  quarterly  report  on Form  10-Q/A of
          GulfWest Energy Inc.;

     2.   Based on my  knowledge,  this  quarterly  report  does not contain any untrue  statement of a material  fact or omit to state a material fact necessary to make the statements  made, in light of the  circumstances under which such  statements were made, not misleading with respect to the period covered by this quarterly report;

     3.   Based on my knowledge,  the financial statements,  and other financial information  included in this quarterly report,  fairly present in all material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods  presented in this quarterly report;

     4.   The registrant's  other certifying  officers and I are responsible for establishing  and maintaining  disclosure  controls and procedures (as defined in Exchange  Act Rules  13a-14 and 15d-14) for the  registrant and have:

          a)   designed such  disclosure  controls and procedures to ensure that material  information  relating to the registrant,  including its consolidated  subsidiaries,  is made known to us by others within those  entities,  particularly  during  the  period in which this quarterly report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and  procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)   presented  in this  quarterly  report our  conclusions  about the effectiveness of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date.

     5.   The registrant's other certifying officers and I have disclosed, based on our most recent  evaluation,  to the registrant's  auditors and the audit  committee  of  registrant's  board  of  directors  (or  persons performing the equivalent functions):

          a)   all  significant  deficiencies  in the  design  or  operation  of internal  controls which could adversely  affect the registrant's ability to record,  process,  summarize and report financial data and have  identified for the  registrant's  auditors any material weaknesses in internal controls; and

          b)   any fraud,  whether or not material,  that involves management or other employees who have a significant  role in the  registrant's internal controls; and

     6.   The  registrant's  other  certifying  officers and I have indicated in this  quarterly  report  whether  there  were  significant  changes in internal controls or in other factors that could significantly  affect
          internal   controls   subsequent  to  the  date  of  our  most  recent
          evaluation,   including   any   corrective   actions  with  regard  to
          significant deficiencies and material weaknesses.

Date: November 18, 2002

                                            /s/  Richard L. Creel
                                            -----------------------------------
                                            Richard L. Creel
                                            Vice President of Finance

November 18, 2002

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Re:  Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002

In connection with the accompanying amended report on Form 10-Q/A for the period ended March 31, 2001, and filed with the  Securities and Exchange  Commission on the date hereof (the  "Report"),  We,  Thomas R.  Kaetzer,  President and CEO of
GulfWest Energy Inc. (the  "Company"),  and Richard L. Creel,  Vice President of
Finance of the Company hereby certify that:

     1.   The report fully  complies with the  requirements  of Section 13(a) or
          15(d) of the Securities Exchange Act of 1934; and

     2.   The  information  contained  in the  Report  fairly  presents,  in all material respects,  the financial  condition and results of operations of the Company.

GulfWest Energy Inc.

/s/ Thomas R. Kaetzer
------------------------------------
By: Thomas R. Kaetzer
President and Chief Executive Officer

/s/ Richard L. Creel
------------------------------------
By: Richard L. Creel
Vice President of Finance