Form 10-Q/A
period 2001-06-30
GULFWEST ENERGY INC
filed 2002-11-19
CIK 813779

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

     This  Quarterly  Report on Form  10-Q/A is intended to amend and restate in its entirety the  Company's  Quarterly  Report on Form 10-Q for the period ended
June 30, 2001 to ensure that the  information  contained  in the report is true, accurate  and  complete as of the date of the filing of this  Amended  Quarterly
Report on Form 10-Q/A, November 18, 2002.

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

     All other  information in the report  remains as previously  filed with the
Commission in the Company's  Quarterly  Report on Form 10-Q for the period ended
June 30, 2001 and is incorporated by reference herein.

                              GULFWEST ENERGY INC.

                        FORM 10-Q/A FOR THE QUARTER ENDED
                                  JUNE 30, 2001

                                                                     Page of
                                                                   Form 10-Q/A
                                                                   -----------

Part I:   Financial Statements

Item 1.   Financial Statements
          Consolidated Balance Sheets, June 30, 2001
            and December 31, 2000                                       3
          Consolidated Statements of Operations-for the three
            months and six months ended June 30, 2001, and 2000         5
          Consolidated Statements of Cash Flows-for the six
            months ended June 30, 2001, and 2000                        6
          Notes to Consolidated Financial Statements                    7

Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                               9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk    12

Part II:  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders           13

Item 6.   Exhibits and Reports on 8-K                                   13

Signatures                                                              14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
-------  ---------------------

                              GULFWEST ENERGY INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000

                                     ASSETS

                                                                             June 30,               December 31,
                                                                               2001                     2000
                                                                            (Unaudited)               (Audited)
                                                                       ----------------------   ----------------------

CURRENT ASSETS:
  Cash and cash equivalents                                            $           564,331      $           663,032
  Accounts Receivable - trade, net of allowance for doubtful
     accounts of -0- in 2001 and 2000                                            2,057,938                2,188,421
  Prepaid expenses                                                                 225,028                   83,351
                                                                       ----------------------   ----------------------
          Total current assets                                                   2,847,297                2,934,804
                                                                       ----------------------   ----------------------

OIL AND GAS PROPERTIES,
  Using the successful efforts method of accounting                             32,955,246               30,895,049

OTHER PROPERTY AND EQUIPMENT                                                     2,301,888                1,961,203
  Less accumulated depreciation, depletion
     And amortization                                                           (4,927,355)              (4,049,510)
                                                                       ----------------------   ----------------------

  Net oil and gas properties, and
     other property and equipment                                               30,329,779               28,806,742
                                                                       ----------------------   ----------------------

OTHER ASSETS
  Deposits                                                                          27,638                   27,638
  Investments                                                                                               122,785
  Debt issue cost                                                                  417,901                  482,159
                                                                       ----------------------   ----------------------
          Total other assets                                                       445,539                  632,582
                                                                       ----------------------   ----------------------

TOTAL ASSETS                                                           $        33,622,615      $        32,374,128
                                                                       ======================   ======================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST ENERGY INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              June 30,               December 31,
                                                                                2001                     2000
                                                                            (Unaudited)               (Audited)
                                                                        ---------------------    ---------------------

CURRENT LIABILITIES
  Notes payable                                                         $       2,717,357        $          935,300
  Notes payable - related parties                                                  80,000                   700,000
  Current portion of long-term debt                                             3,597,073                 3,111,120
  Current portion of long-term debt - related parties                             225,911                   303,296
  Accounts payable - trade                                                      2,284,927                 2,189,656
  Accrued expenses                                                                294,876                   355,614
                                                                        ---------------------    ---------------------

          Total current liabilities                                             9,200,144                 7,594,986
                                                                        ---------------------    ---------------------

NONCURRENT LIABILITIES
  Long-term debt, net of current portion                                       16,688,917                17,960,455
  Long-term debt, related parties                                                 264,583                   116,916
                                                                        ---------------------    ---------------------

          Total Noncurrent liabilities                                         16,953,500                18,077,371
                                                                        ---------------------    ---------------------

OTHER LIABILITIES
  Derivative instruments                                                        1,244,782
                                                                        ---------------------    ---------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock                                                                      80                        80
  Common stock                                                                     18,463                    18,445
  Additional paid-in capital                                                   23,550,132                23,537,900
  Retained deficit                                                            (17,344,486)              (16,854,654)
  Long-term accounts and notes receivable - related
         parties,net of allowance for doubtful accounts of
         $740,478 in 2001 and 2000
                                                                        ---------------------    ---------------------

          Total stockholders' equity                                            6,224,189                 6,701,771
                                                                        ---------------------    ---------------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                     $     33,622,615        $       32,374,128
                                                                        =====================    =====================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST ENERGY INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                Three Months                              Six Months
                                                               Ended June 30,                           Ended June 30,
                                                          2001                2000                 2001                2000
                                                     ----------------    ----------------    -----------------   -----------------

OPERATING REVENUES
  Oil and gas sales                                   $    3,304,912     $     1,930,127     $      6,264,665    $       3,430,564
  Well servicing revenues                                     77,934              97,251               81,964              171,261
  Operating overhead and other income                         73,036              96,699              166,992              140,708
                                                     ----------------    ----------------    -----------------   -----------------
         Total operating revenues                          3,455,882           2,124,077            6,513,621            3,742,533
                                                     ----------------    ----------------    -----------------   -----------------

OPERATING EXPENSES
  Lease operating expenses                                 1,159,743             746,690            2,431,426            1,420,567
  Cost of well servicing operations                           59,744              95,884               83,356              183,330
  Depreciation, depletion and amortization                   594,522             299,368            1,043,073              481,439
  General and administrative                                 422,871             377,841              805,980              744,678
                                                     ----------------    ----------------    -----------------   -----------------
          Total operating expenses                         2,236,880           1,519,783            4,363,835            2,830,014
                                                     ----------------    ----------------    -----------------   -----------------
INCOME FROM OPERATIONS                                     1,219,002             604,294            2,149,786              912,519
                                                     ----------------    ----------------    -----------------   -----------------
OTHER INCOME AND EXPENSE
  Interest Income                                                                 15,247                                    15,247
  Interest expense                                          (605,091)           (538,855)          (1,286,208)            (922,235)
  Loss on sale of assets                                    (105,974)              1,500             (108,628)               6,327
  Unrealized gain (loss) on derivative instruments         1,411,798                                2,502,653
                                                     ----------------    ----------------    -----------------   -----------------
       Total other income and expense                        700,733            (522,108)           1,107,817             (900,661)
                                                     ----------------    ----------------    -----------------   -----------------
INCOME BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                     1,919,735              82,186            3,257,603               11,858

INCOME TAXES                                         ----------------    ----------------    -----------------   -----------------

INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                           1,919,735              82,186            3,257,603               11,858

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE, NET OF INCOME
   TAXES                                                                                           (3,747,435)
                                                     ----------------    ----------------    -----------------   -----------------

NET INCOME (LOSS) AVAILABLE TO COMMON
  SHAREHOLDERS                                       $     1,919,735     $        82,186     $       (489,832)   $         11,858
                                                     ================    ================    =================   =================

NET INCOME PER SHARE, BASIC AND DILUTED,
  BEFORE  CUMULATIVE EFFECT OF  CHANGE
  IN  ACCOUNTING  PRINCIPLE                          $           .10     $           .00     $           .18     $            .00
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                                                                  (.20)
                                                     ----------------    ----------------    -----------------   -----------------
NET INCOME (LOSS) PER SHARE  BASIC AND
  DILUTED                                            $           .10     $            .00    $          (.02)    $            .00
                                                     ================    ================    =================   =================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST ENERGY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                                2001                2000
                                                                                           ----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                        $     (489,832)     $        11,858
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
          Depreciation, depletion, and amortization                                             1,043,073              481,439
          Common stock and warrants issued and charged to operations                                                    13,600
          Loss (Gain) on sale of assets                                                           108,628               (6,327)
          Other non-operating (income)                                                                                  (5,780)
          Unrealized gain on derivative instruments                                            (2,502,653)
          Cumulative effect of accounting change                                                3,747,435
          (Increase) decrease in accounts receivable - trade, net                                 425,752             (925,135)
          (Increase) decrease in prepaid expenses                                                (141,677)              29,793
          Increase (decrease) in accounts payable and accrued expenses                             34,533            1,006,862
                                                                                           ----------------    ----------------
               Net cash provided by operating activities                                        2,225,259              606,310
                                                                                           ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Proceeds from sale of property and equipment                                             62,423                9,250
          Purchase of property and equipment                                                   (2,626,758)          (2,026,327)
                                                                                           ----------------    ----------------
               Net cash used in investing activities                                           (2,564,335)          (2,017,077)
                                                                                           ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Increase in non-operating receivables                                                                         50,000
          Proceeds from subscription of common stock                                                                   557,878
          Payments on debt                                                                     (2,950,346)            (603,071)
          Proceeds from debt issuance                                                           3,199,801            1,739,510
          Debt issue cost                                                                          (9,080)            (315,342)
                                                                                           ----------------    ----------------
               Net cash provided by financing activities                                          240,375            1,428,975
                                                                                           ----------------    ----------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  (98,701)              18,208

CASH AND CASH EQUIVALENTS, beginning of period                                                    663,032              287,300

CASH AND CASH EQUIVALENTS, end of period                                                   $      564,331      $       305,508
                                                                                           ================    ================
CASH PAID FOR INTEREST                                                                     $      605,091      $       538,673
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

     Depreciation, Depletion and Amortization (DD and A). DD and A increased 99%
from  $299,400  in  2000  to  $594,500  in  2001,  due to  significantly  higher
production  as  a  result  of  successful  field   development   activities  and
acquisitions.

     General and  Administrative (G and A) Expenses.  G and A expenses increased
12% for the period from  $377,800  in 2000 to $422,900 in 2001,  due to expenses associated  with an increase in the number of oil and natural gas assets that we manage.

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
                                       10

     Cost of Well Servicing  Operations.  Well servicing  expenses decreased 55%
from $183,300 in 2000 to $83,400 in 2001. This was due to higher rig utilization on properties  where we have 100% working interest and less on working for third parties.

     Depreciation,  Depletion  and  Amortization  (DD and A). DD and A increased
117% from $481,400 in 2000 to $1,043,100 in 2001,  due to  significantly  higher
production   resulting  from  successful   field   development   activities  and
acquisitions.

     General and  Administrative (G and A) Expenses.  G and A expenses increased
8% for the period from $744,700 in 2000 to $ 806,000 in 2001.

     Interest  Expense.  Interest expense increased 39% from $922,200 in 2000 to
$1,286,200 in 2001, due to debt associated with additional  acquisitions and our capital development program.

Financial Condition and Capital Resources
-----------------------------------------

     At June 30, 2001,  our current  liabilities  exceeded our current assets by
$6,352,800.  We had a profit of $1,919,700 for the quarter  compared to a profit of $82,200 for the period in 2000.

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
                                       11

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

Interest Rate Risk

     The Company is exposed to interest rate risk on debt with variable interest rates. At June 30, 2001, the Company carried  variable rate debt of $22,675,723.
Assuming  a one  percentage  point  change  at June  30,  2001 on the  Company's variable rate debt, the annual pretax income would change by $226,757.

Commodity Price Risk

     The Company hedges a portion of its price risks associated with its oil and natural gas sales which are classified as derivative instruments. As of June 30,
2001, these derivative instruments'  liabilities had a fair value of $1,244,782.
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
     Smith III, Thomas R. Kaetzer,  J. Virgil  Waggoner,  John E. Loehr,  Jim C.
     Bigham,  Anthony P. Towell,  and Steven M. Morris. Of the 15,083,800 shares of Common  Stock  present in person or by proxy and entitled to be voted at the  meeting,  15,077,465  votes were cast for each of the nominees --- for director of the  Corporation  (except for Mr.  Bigham for whom 400 of those votes were withheld).  All seven  candidates were declared duly and validly elected  members of the Board,  each to serve until the next annual meeting of  shareholders  or until his  respective  successor  has been elected and qualified.

          Of 15,083,800 shares of Common Stock present in person or by proxy and entitled  to be  voted  at the  meeting,  15,080,600  votes  were  cast for approval of the  amendment  to change the name of the Company to  "GulfWest
     Energy Inc." and the --- amendment was declared approved.

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
     Option and Compensation  Plan, with an --- effective date of April 1, 2001,
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
                                       13

          +3.3 Amendment to the Company's  Articles of Incorporation to increase the  number of shares of Class A Common  Stock  that the  Company will  have  authority  to issue  from  20,000,000  to  40,000,000 shares,  approved by the  Shareholders  on November  19,  1999and filed with the Secretary of State of Texas on December 3, 1999.

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
          +    Previously   filed  with  the   Registrant's   Definitive   Proxy
               Statement, filed with the Commission on October 18, 1999.

                                   SIGNATURES

Pursuant to the requirements of Securities  Exchange Act of 1934, the registrant has duly  caused  this  report  to be signed  on its  behalf by the  undersigned thereunto duly authorized.

                                         GULFWEST ENERGY INC.
                                             (Registrant)

Date:  November 18, 2001             By: /s/ Thomas R. Kaetzer
                                        -----------------------------------
                                        Thomas R. Kaetzer
      President

Date:  November 18, 2002             By: /s/ Jim C. Bigham
                                         ----------------------------------
                                         Jim C. Bigham
                                         Executive Vice President and Secretary

Date:  November 18, 2002             By: /s/ Richard L. Creel
                                        ---------------------------------------
                                         Richard L. Creel
                                         Vice President of Finance
                                       14

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

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Re:  Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002

In connection with the accompanying amended report on Form 10-Q/A for the period ended June 30, 2001, and filed with the  Securities  and Exchange  Commission on the date hereof (the  "Report"),  We,  Thomas R.  Kaetzer,  President and CEO of
GulfWest Energy Inc. (the  "Company"),  and Richard L. Creel,  Vice President of
Finance of the Company hereby certify that:

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