Form 10-Q
period 2002-09-30
GULFWEST ENERGY INC
filed 2002-11-19
CIK 813779

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

                                  YES X NO ____
                                       ---

The  number of shares  outstanding  of each of the  issuer's  classes  of common stock,  as of the latest  practicable  date,  November 18, 2002,  was 18,492,541 shares of Class A Common Stock, $.001 par value.

                              GULFWEST ENERGY INC.

                         FORM 10-Q FOR THE QUARTER ENDED
                               SEPTEMBER 30, 2002

                                                                       Page of
                                                                      Form 10-Q
                                                                      ---------

Part I: Financial Information

Item 1. Financial Statements
        Consolidated Balance Sheets, September 30, 2002
          and December 31, 2001                                           3
        Consolidated Statements of Operations for the three months
          and nine months ended September 30, 2002 and 2001               5
        Consolidated Statements of Cash Flows for the nine
          months ended September 30, 2002 and 2001                        6
        Notes to Consolidated Financial Statements                        7

Item 2. Management's Discussion and Analysis
          of Financial Condition and Results of Operations                8

Item 3. Quantitative and Qualitative Disclosures about Market Risk        11

Item 4. Procedures and Controls                                           11

Part II: Other Information

Item 6. Exhibits and Reports on 8-K                                       12

Signatures                                                                13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
-------  ---------------------

                              GULFWEST ENERGY INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                                     ASSETS

                                                                           September 30,             December 31,
                                                                               2002                      2001
                                                                            (Unaudited)               (Audited)
                                                                       ----------------------    ---------------------
                                                                       ----------------------    ---------------------

CURRENT ASSETS:
  Cash and cash equivalents                                            $             803,394      $          689,030
  Accounts Receivable - trade, net of allowance for
     doubtful accounts of -0- in 2002 and 2001                                     1,418,700               1,392,751
  Prepaid expenses                                                                   144,703                 124,081
                                                                       ----------------------    ---------------------
          Total current assets                                                     2,366,797               2,205,862
                                                                       ----------------------    ---------------------

OIL AND GAS PROPERTIES
  Using the successful efforts method of accounting                               57,035,291              52,045,178

OTHER PROPERTY AND EQUIPMENT                                                       2,337,559               2,352,166
  Less accumulated depreciation, depletion
     and amortization                                                             (7,885,233)             (6,235,251)
                                                                       ----------------------    ---------------------

  Net oil and gas properties, and
     other property and equipment                                                 51,487,617              48,162,093
                                                                       ----------------------    ---------------------

OTHER ASSETS:
  Deposits                                                                            37,442                  37,442
  Debt issue cost, net                                                               343,264                 506,230
  Derivative instruments                                                                                     467,582
                                                                       ----------------------    ---------------------
          Total other assets                                                         380,706               1,011,754
                                                                       ----------------------    ---------------------

TOTAL ASSETS                                                           $          54,235,120     $        51,379,209
                                                                       ======================    =====================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST ENERGY INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           September 30,             December 31,
                                                                               2002                      2001
                                                                       ----------------------    ---------------------
                                                                       ----------------------    ---------------------
                                                                            (Unaudited)               (Audited)
                                                                       ----------------------    ---------------------

CURRENT LIABILITIES
  Notes payable                                                        $          4,876,938      $          2,821,020
  Notes payable - related parties                                                    90,000                    40,000
  Current portion of long-term debt                                               4,602,829                 6,065,588
  Current portion of long-term debt - related parties                               159,030                   222,687
  Accounts payable - trade                                                        4,593,194                 3,099,399
  Accrued expenses                                                                  449,977                   243,671
                                                                       ----------------------    ---------------------
          Total current liabilities                                              14,771,968                12,492,365
                                                                       ----------------------    ---------------------

NONCURRENT LIABILITIES
  Long-term debt, net of current portion                                         28,939,713                26,330,589
  Long-term debt, related parties                                                   131,680                   211,368
                                                                       ----------------------    ---------------------
          Total noncurrent liabilities                                           29,071,393                26,541,957
                                                                       ----------------------    ---------------------

OTHER LIABILITIES
  Derivative instruments                                                          1,225,692
                                                                       ----------------------    ---------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock                                                                       170                       170
  Common stock                                                                       18,493                    18,493
  Additional paid-in capital                                                     28,179,712                28,164,712
  Retained deficit                                                              (19,032,308)              (15,838,488)
                                                                       ----------------------    ---------------------

          Total stockholders' equity                                              9,166,067                12,344,887
                                                                       ----------------------    ---------------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                   $         54,235,120      $         51,379,209
                                                                       ======================    =====================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST ENERGY INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                  Three Months                                Nine Months
                                                               Ended September 30,                        Ended September 30,
                                                            2002                 2001                 2002                  2001
                                                      -----------------    -----------------    ------------------    --------------

OPERATING REVENUES
  Oil and gas sales                                   $      2,555,526     $      3,457,920     $       7,895,544     $   9,722,585
  Well servicing revenues                                       11,535               54,108                24,143           136,072
  Operating overhead and other income                           74,565              157,175               322,610           324,167
                                                      -----------------    -----------------    ------------------    --------------
          Total Operating Revenues                           2,641,626            3,669,203             8,242,297        10,182,824
                                                      -----------------    -----------------    ------------------    --------------
OPERATING EXPENSES
  Lease operating expenses                                   1,461,001            1,309,206             4,181,229         3,740,632
  Cost of well servicing operations                             10,445               53,555                45,041           136,911
  Depreciation, depletion and amortization                     625,382              795,298             1,912,344         1,838,371
  General and administrative                                   444,271              427,355             1,312,989         1,233,335
                                                      -----------------    -----------------    ------------------    -------------
          Total Operating Expenses                           2,541,099            2,585,414             7,451,603         6,949,249
                                                      -----------------    -----------------    ------------------    -------------
INCOME FROM OPERATIONS                                         100,527            1,083,789               790,694         3,233,575
                                                      -----------------    -----------------    ------------------    -------------

OTHER INCOME AND EXPENSE
  Interest expense                                           (793,017)            (707,244)            (2,236,087)       (1,993,452)
  Gain (loss) on sale of assets                                (9,964)              (9,626)                  1,09          (118,254)
  Unrealized gain (loss) on derivative
     instruments                                             (222,296)           1,305,075             (1,693,274)        3,807,728
                                                      -----------------    -----------------    ------------------    -------------
          Total Other Income and Expense                   (1,025,277)             588,205             (3,928,264)        1,696,022
                                                      -----------------    -----------------    ------------------    -------------

INCOME (LOSS) BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                       (924,750)           1,671,994             (3,137,570)        4,929,597

INCOME TAXES                                          -----------------    -----------------    ------------------    -------------

INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                             (924,750)           1,671,994             (3,137,570)        4,929,597

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                                                                                   (3,747,435)
                                                      -----------------    -----------------    ------------------    -------------

NET INCOME (LOSS)                                            (924,750)           1,671,994             (3,137,570)        1,182,162

DIVIDENDS ON PREFERRED STOCK                                                                              (56,250)
                                                      -----------------    -----------------    ------------------    -------------

NET INCOME (LOSS) AVAILABLE TO COMMON
SHAREHOLDERS                                          $      (924,750)     $     1,671,994      $      (3,193,820)    $   1,182,162
                                                      =================    =================    ==================    =============

NET INCOME PER SHARE, BASIC, BEFORE
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                $         (.05)      $           .09                  (.17)     $         .26
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                                                                                         (.20)
                                                      -----------------    -----------------    ------------------    -------------

NET INCOME (LOSS) PER COMMON SHARE, BASIC             $         (.05)      $          .09       $           (.17)     $         .06
                                                      =================    =================    ==================    =============

NET INCOME PER SHARE, DILUTED, BEFORE
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                $         (.05)      $          .08       $           (.17)     $         .24
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                                                                                         (.18)
                                                      -----------------    -----------------    ------------------    -------------
INCOME (LOSS) PER COMMON SHARE - DILUTED              $        (.05)       $          .08       $           (.17)     $         .06
                                                      =================    =================    ==================    =============
The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST ENERGY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                                                   2002                  2001
                                                                                             ------------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                          $    (3,137,570)      $   1,182,162
  Adjustments to reconcile net income  to net cash
     provided by operating activities:
          Depreciation, depletion, and amortization                                                1,912,344           1,838,371
          Common stock warrants issued and charged to operations                                      15,000
          (Gain) Loss on sale of assets                                                               (1,097)            118,254
          Unrealized (gain) loss on derivate instruments                                           1,693,274          (3,807,728)
          Cumulative effect of accounting change                                                                       3,747,435
          (Increase) decrease in accounts receivable - trade, net                                   (208,691)            457,087
          (Increase) in prepaid expenses                                                             (20,622)           (131,881)
          Increase in accounts payable and accrued expenses                                         1,700,101           1,031,227
                                                                                             ------------------    -----------------
               Net cash provided by operating activities                                            1,952,739           4,434,927
                                                                                             ------------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Proceeds from sale and disposition of property and equipment                                675,440             394,423
          Purchase of property and equipment                                                       (5,491,848)         (5,573,502)
                                                                                             ------------------    -----------------
               Net cash used in investing activities                                               (4,816,408)         (5,179,079)
                                                                                             ------------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Payments on debt                                                                         (3,100,748)         (4,958,995)
          Proceeds from debt issuance                                                                6,135,031           5,710,801
          Debt issue cost                                                                                                   (9,080)
          Dividends paid                                                                               (56,250)
                                                                                             ------------------    -----------------
               Net cash provided by financing activities                                             2,978,033             742,726
                                                                                             ------------------    -----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                       114,364              (1,426)

CASH AND CASH EQUIVALENTS, beginning of period                                                         689,030             663,032
                                                                                             ------------------    ----------------

CASH AND CASH EQUIVALENTS, end of period                                                               803,384     $       661,606
                                                                                             ==================    ================

CASH PAID FOR INTEREST                                                                       $       2,009,793     $       672,028
                                                                                             ==================    =================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001
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

4.   Non-cash Investing and Financing

     During the nine month period ended September 30, 2002, we acquired  $74,653 in property and equipment through notes payable to financial  institutions.
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

     We entered into the  agreement,  commencing in May 2000, to hedge a portion of our oil and gas sales for the period of May 2000 through April 2004. The agreement  calls for initial volumes of 7,900 barrels of oil and 52,400 Mcf of gas per month,  declining monthly  thereafter.  We entered into a second agreement with the energy lender,  commencing  September  2001, to hedge an additional  portion of our oil and gas sales for the  periods of  September
     2001  through  July  2004  and  September   2001  through   December  2002,
     respectively.  The agreement calls for initial volumes of 15,000 barrels of oil and 50,000 Mmbtu of gas per month,  declining monthly thereafter.  As a result of these agreements, we realized a reduction in revenues of $111,229 for the nine-month  period ended  September 30, 2002,  which is included in oil and gas sales.

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

Three-Month Period Ended September 30, 2002 compared to Three Month Period Ended
September 30, 2001.

Revenues

     Oil and Gas Sales.  Revenues from the sale of crude oil and natural gas for the  quarter  decreased  26%  from  $3,457,900  in 2001 to  $2,555,500  in 2002, primarily due to the natural decline in production from horizontal  wells in the
Madisonville  Field,  Texas  and other  Gulf  Coast  wells,  as well as a slight decrease in average commodity sales prices.

     Well Servicing Revenues.  Revenues from well servicing operations decreased
79% from $54,100 in 2001 to $11,500 in 2002,  due to higher rig  utilization  on the properties we operate and less on working for third parties.

     Operating  Overhead  and  Other  Income.  Revenues  from  these  activities decreased  53% from  $157,200 in 2001 to $74,600 in 2002.  This was due to a fee
received  for the  farm-out  of  exploration  rights  on one of our  undeveloped properties in 2001.

Costs and Expenses

     Lease  Operating  Expenses.  Lease  operating  expenses  increased 12% from
$1,309,200  in 2001 to  $1,461,000  in 2002.  This was due to costs for  surface equipment  and lease road  repairs on several of our Gulf Coast  properties,  as well as higher vendor, contractor and gas compression charges.

     Cost of Well Servicing  Operations.  Well servicing  expenses decreased 81%
from  $53,600 in 2001 to $10,400  in 2002 due to higher rig  utilization  on the properties we operate and less on working for third parties.

     Depreciation, Depletion and Amortization (DD&A). DD&A decreased 21%
from $795,300 in 2001 to $625,400 in 2002, due to lower commodity sales volumes.

     General and Administrative  (G&A) Expenses.  G&A expenses increased slightly for the period from $427,400 in 2001 to $444,300 in 2002.

     Interest  Expense.  Interest expense increased 12% from $707,200 in 2001 to
$793,000  in 2002,  primarily  due to  increased  debt for  funding  of  capital development projects.

Nine-Month  Period Ended September 30, 2002 compared to Nine-Month  Period Ended
September 30, 2001.

Revenues

     Oil and Gas Sales.  Revenues from the sale of crude oil and natural gas for the period decreased 19% from $9,722,600 in 2001 to $7,895,500 in 2002. This was due to the decrease in commodity  prices,  since sales  volumes  remained at the same level for the period.

     Well Servicing Revenues.  Revenues from well servicing operations decreased by 82% from $136,100 in 2001 to $24,100 in 2002. We had greater  utilization  of our rigs in the  development  of our  properties  rather than  working for third parties in 2002 compared to 2001.

     Operating  Overhead  and  Other  Income.  Revenues  from  these  activities decreased slightly from $324,200 in 2001 to $322,600 in 2002.

Costs and Expenses

     Lease  Operating  Expenses.  Lease  operating  expenses  increased 12% from
$3,740,600 in 2001 to $4,181,200 in 2002, due to costs for surface equipment and lease road  repairs on several of our Gulf Coast  properties,  as well as higher vendor, contractor and gas compression charges.

     Cost of Well Servicing Operations. Well servicing expenses decreased by 67%
from $137,000 in 2001 to $45,000 in 2002. This was due to higher rig utilization on the properties we operate and less on working for third parties.

     Depreciation,  Depletion and Amortization (DD&A). DD&A increased 4%
from  $1,838,400  in 2001 to  $1,912,300  in 2002,  due to a slight  increase in capital costs associated with our development program.

     General and Administrative  (G&A) Expenses.  G&A expenses increased
6% for the period from $1,233,300 in 2001 to $1,313,000 in 2002, due to expenses related to financial efforts we conducted.

     Interest Expense. Interest expense increased 12% from $1,993,500 in 2001 to
$2,236,100  in 2002,  primarily  due to  increased  debt for  funding of capital
development   projects.   New  Line  Item  Added  to  Statement  of   Operations

New Line Item Added to Statement of Operations
----------------------------------------------

     We  have  started   reporting   "Unrealized   gain  (loss)  on   derivative
instruments",  as a new line  item in the  Statement  of  Operations.  This is a non-cash, gain (loss) estimate of the change in the future liability or asset of the existing  fixed price oil and gas hedge the company  currently  has in place with an energy  lender.  This is not a  reporting  of a past gain  (loss) of the hedge agreement, but rather an estimate using September 30, 2002, future oil and gas price forecasts,  applied to the current hedged volumes at the current fixed hedge prices.

     The company  entered  into its current oil and gas hedge as a result of the financing  agreement with the lender. We entered into the agreement,  commencing in May 2000,  to hedge a potion  of our oil and gas sales for the  period of May
2000  through  April  2004.  It has been  determined  this  agreement  meets the definition  of SFAS 133 "  According  for  Derivative  Instruments  and  Hedging
Activities" and is accounted for as a derivative instrument.  This required that we amend the  financials  in our  quarterly  reports  on the form 10Q and annual report on the Form 10-K for the year 2001, and the quarterly reports on the Form
10-Q for the first two Quarters of 2002 to reflect the change in the  accounting principle.  There was an unrealized loss of $1,693,274 for the nine month period ended  September 30, 2002, due to the change in the fair value of the derivative instrument.

     We would like to emphasize that the addition to the Statement of Operations is a non-cash  item and is an  estimate  of future gain (loss) as a result of us locking in a portion of our current  production at a fixed price.  Actual,  past impact of the hedge  agreement  have been and will be continued to be,  reported for in the actual oil and gas revenue we report in the Statement of  Operations.
While we do not necessarily agree with this new, non-cash reporting requirement, which  significantly  distorts our net income,  we have made every  attempt,  to properly meet the changing reporting  requirements of the controlling regulatory agencies.

Financial Condition and Capital Resources
-----------------------------------------

     At September 30, 2002, our current liabilities  exceeded our current assets by $12,405,171.  We had a loss of $924,750 for the quarter  compared to a profit of $1,672,000 for the period in 2001.

     During the third quarter of 2002,  we sold 68,136  barrels of crude oil and
382,705 Mcf of natural gas  compared to 89,808  barrels of crude oil and 445,227
Mcf of natural gas in the third quarter of 2001. Revenue for crude oil sales for the quarter  was  $1,457,469  in 2002  compared  to  $2,088,104  in 2001 and for natural gas sales was $1,098,060 in 2002 compared to $1,369,816 in 2001.

     During the  nine-month  period  ended  September  30,  2002 our  production volumes were 214,685 barrels of oil and 1,170,386 Mcf of natural gas compared to
214,631  barrels of oil and 1,169,597 Mcf of natural gas for the period in 2001.
Revenue for crude oil sales for the period was  $4,433,898  in 2002  compared to
$5,101,950 in 2001 and for natural gas sales was  $3,481,646 in 2002 compared to
$4,620,635 in 2001.

                                       10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

     The following  market rate  disclosures  should be read in conjunction with the quantitative  disclosures  about market risk contained in the Company's 2001 annual  report  on  Form  10-K,  as  well as  with  the  consolidated  financial statements and notes thereto included in this quarterly report on Form 10-Q.

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

Interest Rate Risk

     The Company is exposed to interest rate risk on debt with variable interest rates.  At  September  30,  2002,  the  Company  carried  variable  rate debt of
$36,661,120. Assuming a one percentage point change at September 30, 2002 on the
Company's variable rate debt, the annual pretax income would change by $366,611.

Commodity Price Risk

     The Company hedges a portion of its price risks associated with its oil and natural  gas  sales  which  are  classified  as  derivative  instruments.  As of
September 30, 2002, these derivative  instruments'  liabilities had a fair value of $1,225,692.  A hypothetical change in oil and gas prices could have an effect on oil and gas futures prices,  which are used to estimate the fair value of our derivative instrument.  However, it is not practicable to estimate the resultant change, in any, in the fair value of our derivative instrument.

ITEM 4.  PROCEDURES AND CONTROLS
-------  -----------------------

     As of September 30, 2002, an evaluation was performed under the supervision and with the  participation of the Company's  management,  including the CEO and
Vice President of Finance,  of the  effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the
Company's management, including the CEO and Vice President of Finance, concluded that the  Company's  disclosure  controls and  procedures  were  effective as of
September  30, 2002.  There have been no  significant  changes in the  Company's internal controls or in other factors that could  significantly  affect internal controls subsequent to September 30, 2002

                                       11

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

          &Previously   filed  with  the   Registrant's   Definitive   Proxy
               Statement, filed with the Commission on October 18, 1999.

          #    Previously   filed  with  the   Registrant's   Definitive   Proxy
               Statement, filed with the Commission on April 16, 2001.

     (b)  Form 8-K - None.

                                       12

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
                                       --------------------------------
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
                                       Jim C. Bigham
                                       Executive Vice President and Secretary

Date:  November 18, 2002            By: /s/ Richard L. Creel
                                       -----------------------------------------
                                       Richard L. Creel
                                       Vice President of Finance

                                       13

                                 CERTIFICATIONS

I, Thomas R. Kaetzer, certify that:

     1.   I have reviewed this quarterly  report on Form 10-Q of GulfWest Energy
          Inc.;

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

         Date:  November 18, 2002

                                           /s/  Thomas R. Kaetzer
                                          -------------------------
                                          Thomas R. Kaetzer
                                          President and Chief Executive Officer

                                 CERTIFICATIONS

I, Richard L. Creel, certify that:

     1.   I have reviewed this quarterly  report on Form 10-Q of GulfWest Energy
          Inc.;

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
                                                    ---------------------------
                                                    Richard L. Creel
                                                    Vice President of Finance

November 18, 2002

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Re:  Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002

In  connection  with the  accompanying  report on Form 10-Q for the period ended
September 30, 2002, and filed with the Securities and Exchange Commission on the date hereof (the "Report"), We, Thomas R. Kaetzer, President and CEO of GulfWest
Energy Inc. (the "Company"),  and Richard L. Creel, Vice President of Finance of
the Company hereby certify that:

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