Form 10-Q/A
period 2001-09-30
GULFWEST ENERGY INC
filed 2002-11-20
CIK 813779

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

     This  Quarterly  Report on Form  10-Q/A is intended to amend and restate in its entirety the  Company's  Quarterly  Report on Form 10-Q for the period ended
September  30, 2001 to ensure that the  information  contained  in the report is true,  accurate  and  complete  as of the  date of the  filing  of this  Amended
Quarterly Report on Form 10-Q/A, November 18, 2002.

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

     All other  information in the report  remains as previously  filed with the
Commission in the Company's  Quarterly  Report on Form 10-Q for the period ended
September 30, 2001 and is incorporated by reference herein.

                              GULFWEST ENERGY INC.

                        FORM 10-Q/A FOR THE QUARTER ENDED
                               SEPTEMBER 30, 2001

                                                                      Page of
                                                                    Form 10-Q/A
                                                                    -----------

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

                              GULFWEST ENERGY INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                     ASSETS

                                                                           September 30,             December 31,
                                                                               2001                      2000
                                                                            (Unaudited)               (Audited)
                                                                       ----------------------    ---------------------

CURRENT ASSETS:
  Cash and cash equivalents                                            $            661,606      $           663,032
  Accounts Receivable - trade, net of allowance for
     doubtful accounts of -0- in 2001 and 2000                                    1,701,603                2,188,421
  Prepaid expenses                                                                  215,232                   83,351
                                                                       ----------------------    ---------------------
          Total current assets                                                    2,578,441                2,934,804
                                                                       ----------------------    ---------------------

OIL AND GAS PROPERTIES
  Using the successful efforts method of accounting                              50,673,043               30,895,049

OTHER PROPERTY AND EQUIPMENT                                                      2,301,228                1,961,203
  Less accumulated depreciation, depletion
     and amortization                                                            (5,636,859)              (4,049,510)
                                                                       ----------------------    ---------------------

  Net oil and gas properties, and
     other property and equipment                                                47,337,412               28,806,742
                                                                       ----------------------    ---------------------

OTHER ASSETS:
  Deposits                                                                           27,638                   27,638
  Investments                                                                                                122,785
  Debt issue cost                                                                   540,388                  482,159
  Derivative instruments                                                             60,293
                                                                       ----------------------    ---------------------
          Total other assets                                                        628,319                  632,582
                                                                       ----------------------    ---------------------

TOTAL ASSETS                                                           $         50,444,172      $        32,374,128
                                                                       ======================    =====================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST ENERGY INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           September 30,             December 31,
                                                                               2001                      2000
                                                                            (Unaudited)               (Audited)
                                                                       ----------------------    ---------------------

CURRENT LIABILITIES
  Notes payable                                                        $           2,890,690     $            935,300
  Notes payable - related parties                                                     60,000                  700,000
  Current portion of long-term debt                                                2,691,769                3,111,120
  Current portion of long-term debt - related parties                                222,957                  303,296
  Accounts payable - trade                                                         3,322,379                2,189,656
  Accrued expenses                                                                   254,118                  355,614
                                                                       ----------------------    ---------------------
          Total current liabilities                                                9,441,913                7,594,986
                                                                       ----------------------    ---------------------

NONCURRENT LIABILITIES
  Long-term debt, net of current portion                                          28,373,176               17,960,455
  Long-term debt, related parties                                                    232,600                  116,916
                                                                       ----------------------    ---------------------
          Total noncurrent liabilities                                           28,605,776                18,077,371
                                                                       ----------------------    ---------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock                                                                       170                        80
  Common stock                                                                       18,473                    18,445
  Additional paid-in capital                                                     28,150,332                23,537,900
  Retained deficit                                                              (15,672,492)              (16,854,654)
  Long-term accounts and notes receivable - related
     parties, net of allowance for doubtful accounts
     of $740,478 in 2001 and 2000                                      ----------------------    ---------------------

          Total stockholders' equity                                             12,496,483                6,701,771
                                                                       ----------------------    ---------------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                   $         50,544,172      $        32,374,128
                                                                       ======================    =====================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST ENERGY INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                              Three Months                                Nine Months
                                                           Ended September 30,                        Ended September 30,
                                                        2001                 2000                 2001                  2000
                                                 -----------------    -----------------    ------------------    ------------------

OPERATING REVENUES
  Oil and gas sales                               $     3,457,920      $     2,173,680      $       9,722,585     $      5,604,244
  Well servicing revenues                                  54,108               18,318                136,072              189,579
  Operating overhead and other income                     157,175               99,850                324,167              240,558
                                                 -----------------    -----------------    ------------------    ------------------
          Total Operating Revenues                      3,669,203            2,291,848             10,182,824            6,034,381
                                                 -----------------    -----------------    ------------------    ------------------

OPERATING EXPENSES
  Lease operating expenses                              1,309,206              809,390              3,740,632            2,229,957
  Cost of well servicing operations                        53,555               23,307                136,911              206,637
  Depreciation, depletion and amortization                795,298              320,390              1,838,371              801,829
  General and administrative                              427,355              393,964              1,233,335            1,138,642
                                                 -----------------    -----------------    ------------------    ------------------
          Total Operating Expenses                      2,585,414            1,547,051              6,949,249            4,377,065
                                                 -----------------    -----------------    ------------------    ------------------

INCOME FROM OPERATIONS                                  1,083,789              744,797              3,233,575            1,657,316
                                                 -----------------    -----------------    ------------------    ------------------
OTHER INCOME AND EXPENSE
  Interest income                                                                                                           15,247
  Interest expense                                       (707,244)            (605,250)            (1,993,452)          (1,527,485)
  Gain (loss) on sale of assets                            (9,626)                 816               (118,254)               7,143
  Unrealized gain on derivate instruments               1,305,075                                   3,807,728
                                                 -----------------    -----------------    ------------------    ------------------
          Total Other Income and Expense                  588,205             (604,434)             1,696,022           (1,505,095)
                                                 -----------------    -----------------    ------------------    ------------------
INCOME BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLES                                 1,671,994              140,363              4,929,597              152,221

INCOME TAXES                                     -----------------    -----------------    ------------------    ------------------

INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                        1,671,994              140,363              4,929,597              152,221
                                                 -----------------    -----------------    ------------------    ------------------

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE, NET OF INCOME
  TAXES                                                                                            (3,747,435)
                                                 -----------------    -----------------    ------------------    ------------------

NET INCOME                                              1,671,994              140,363              1,182,162              152,221
                                                 =================    =================    ==================    ==================
NET INCOME PER SHARE, BASIC, BEFORE
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                           $            .09     $            .01     $              .26                  .01
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                                                                   (.20)
                                                 -----------------    -----------------    ------------------    ------------------
NET INCOME PER COMMON SHARE, BASIC               $            .09     $            .01     $              .06    $             .01
                                                 =================    =================    ==================    ==================
NET INCOME PER SHARE, DILUTED, BEFORE
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                           $            .08     $            .01     $              .24    $             .01
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                                                                   (.18)
                                                 -----------------    -----------------    ------------------    ------------------

NET INCOME PER SHARE, DILUTED                    $            .08     $            .01     $              .06    $             .01
                                                 =================    =================    ==================    ==================
The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST ENERGY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                                   2001                  2000
                                                                                             ------------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                 $      1,182,162      $       152,221
  Adjustments to reconcile net income  to net cash
     provided by operating activities:
          Depreciation, depletion, and amortization                                                 1,838,371              801,829
          Common stock and warrants issued and charged to operations                                                        15,660
          (Gain) Loss on sale of assets                                                                118,254              (7,143)
          Unrealized gain on derivative instruments                                                 (3,807,728)
          Cumulative effect of accounting change                                                     3,747,435
          Other non-operating (income)                                                                                      (5,780)
          (Increase) decrease in accounts receivable - trade, net                                      457,087          (1,137,833)
          (Increase) decrease in prepaid expenses
          Increase (decrease) in accounts payable and accrued expenses                               1,031,227           1,257,128
                                                                                             ------------------    ----------------
               Net cash provided by operating activities                                             4,434,927           1,023,573
                                                                                             ------------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Proceeds from sale and disposition of property and equipment                                 394,423              14,665
          Purchase of property and equipment                                                        (5,573,502)         (3,157,485)
                                                                                             ------------------    ----------------
               Net cash used in investing activities                                                (5,179,079)         (3,142,820)
                                                                                             ------------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from sale or subscription of common stock                                                               857,878
          Payments on debt                                                                          (4,958,995)           (937,294)
          Proceeds from debt issuance                                                                5,710,801           2,264,510
          Debt issue cost                                                                               (9,080)           (322,407)
                                                                                             ------------------    ----------------
               Net cash provided by financing activities                                               742,726           1,862,687
                                                                                             ------------------    ----------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                                   (1,426)           (256,560)

CASH AND CASH EQUIVALENTS, beginning of period                                                         663,032             287,300
                                                                                             ------------------    ----------------

CASH AND CASH EQUIVALENTS, end of period                                                     $         661,606     $        30,740
                                                                                             ==================    ================

CASH PAID FOR INTEREST                                                                       $         672,028     $       353,220
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
     Company formed July 28, 1997;  Southeast Texas Oil and Gas Company,  L.L.C.
     acquired  September 1, 1998;  SETEX Oil and Gas Company  formed  August 11,
     1998;  GulfWest Oil and Gas Company  formed  February 8, 1999; LTW Pipeline
     Co. formed April 19, 1999; GulfWest  Development Company formed November 9,
     2000;  and,  GulfWest Oil and Gas Company  (Louisiana)  LLC formed July 31,
     2001. All material  intercompany  transactions  and balances are eliminated upon consolidation.

3.   In management's  opinion,  the accompanying  interim  financial  statements contain  all  material  adjustments,  consisting  only of normal  recurring adjustments  necessary  to present  fairly  the  financial  condition,  the results of operations,  and the statements of cash flows of GulfWest Energy
     Inc. for the interim periods.

4.   Following is a schedule of income available to common shareholders:

                                                       Three Months                           Nine Months
                                                   Ended September 30,                    Ended September 30,

                                                 2001               2000                2001                2000
                                            ---------------    ----------------    ----------------    ---------------

Net Income                                  $    1,671,994     $        140,363    $     1,182,162     $      152,221
Dividends on preferred stock                        28,125                                  28,125
                                            ---------------    ----------------    ----------------    ---------------
Net income available to common
shareholders                                $    1,643,869     $        140,363    $     1,154,307     $      152,221
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
                                       10

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

Financial Condition and Capital Resources
-----------------------------------------

     At September 30, 2001, our current liabilities  exceeded our current assets by  $6,863,472.  We had a profit of  $1,671,994  for the  quarter  compared to a profit of $140,363 for the period in 2000.

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

Interest Rate Risk

     The Company is exposed to interest rate risk on debt with variable interest rates.  At  September  30,  2001,  the  Company  carried  variable  rate debt of
$33,046,729. Assuming a one percentage point change at September 30, 2001 on the
Company's variable rate debt, the annual pretax income would change by $330,467.

Commodity Price Risk

     The Company hedges a portion of its price risks associated with its oil and natural  gas  sales  which  are  classified  as  derivative  instruments.  As of
September  30 2001,  these  derivative  instrument's  assets had a fair value of
$60,293. A hypothetical change in oil and gas prices could have an effect on oil and gas  futures  prices,  which  are used to  estimate  the  fair  value of our derivative instrument.  However, it is not practicable to estimate the resultant change, in any, in the fair value of our derivative instrument.

                                       12

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

                                       13

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
                                       --------------------------------
                                       Jim C. Bigham
                                       Executive Vice President and Secretary

Date: November 18, 2002             By: /s/ Richard L. Creel
                                       --------------------------------
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

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Re: Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002

In connection with the accompanying amended report on Form 10-Q/A for the period ended September 30, 2001, and filed with the Securities and Exchange  Commission on the date hereof (the "Report"),  We, Thomas R. Kaetzer,  President and CEO of
GulfWest Energy Inc. (the  "Company"),  and Richard L. Creel,  Vice President of
Finance of the Company hereby certify that:

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