Form 10-Q/A
period 2002-03-31
GULFWEST ENERGY INC
filed 2002-11-20
CIK 813779

                                  FORM 10-Q/A

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     for the transition period from to ____
                                        -

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

     This  Quarterly  Report on Form  10-Q/A is intended to amend and restate in its entirety the  Company's  Quarterly  Report on Form 10-Q for the period ended
March 31, 2002 to ensure that the  information  contained in the report is true, accurate  and  complete as of the date of the filing of this  Amended  Quarterly
Report on Form 10-Q/A, November 18, 2002.

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

     All other  information in the report  remains as previously  filed with the
Commission in the Company's  Quarterly  Report on Form 10-Q for the period ended
March 31, 2002 and is incorporated by reference herein.

                              GULFWEST ENERGY INC.

                        FORM 10-Q/A FOR THE QUARTER ENDED
                                 MARCH 31, 2002

                                                                  Page of
                                                                Form 10-Q/A
                                                                -----------

Part I:   Financial Statements

Item 1.   Financial Statements
          Consolidated Balance Sheets, March 31, 2002,
            and December 31, 2001                                    3
          Consolidated Statements of Operations-for the three
            months ended March 31, 2002, and 2001                    5
          Consolidated Statements of Cash Flows-for the three
            months ended March 31, 2002, and 2001                    6
          Notes to Consolidated Financial Statements                 7

Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                            8

Item 3. Quantitative and Qualitative Disclosures about Market Risk   10

Part II: Other Information

Item 4. Submission of Matters to a Vote of Security Holders          11

Item 6. Exhibits and Reports on 8-K                                  11

Signatures                                                           12

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
------- ---------------------

                              GULFWEST ENERGY INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001

                                     ASSETS

                                                                            March 31,             December 31,
                                                                              2002                    2001
                                                                           (Unaudited)              (Audited)
                                                                       --------------------    --------------------
CURRENT ASSETS:
  Cash and cash equivalents                                            $           531,407     $           689,030
  Accounts receivable - trade, net of allowance for doubtful
     accounts of -0- in 2002 and 2001                                            1,331,633               1,392,751
  Prepaid expenses                                                                 321,689                 124,081
                                                                       --------------------    --------------------
          Total current assets                                                   2,184,729               2,205,862
                                                                       --------------------    --------------------

OIL AND GAS PROPERTIES,
  using the successful efforts method of accounting                             52,262,527              52,045,178

OTHER PROPERTY AND EQUIPMENT                                                     2,390,539               2,352,166
  Less accumulated depreciation, depletion,
    and amortization                                                            (6,756,792)             (6,235,251)
                                                                       --------------------    --------------------

  Net oil and gas properties and
      other property and equipment                                              47,896,274              48,162,093
                                                                       --------------------    --------------------

OTHER ASSETS
  Deposits                                                                          37,442                  37,442
  Debt issue cost, net                                                             451,213                 506,230
  Derivative instruments                                                                                   467,582
                                                                       --------------------    --------------------
          Total other assets                                                       488,655               1,011,254
                                                                       --------------------    --------------------

TOTAL ASSETS                                                           $        50,569,658     $        51,379,209
                                                                       ====================    ====================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST ENERGY INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               March 31,             December 31,
                                                                                 2002                    2001
                                                                              (Unaudited)              (Audited)
                                                                          --------------------    --------------------

CURRENT LIABILITIES
  Notes payable                                                           $        2,925,270      $        2,821,020
  Notes payable - related parties                                                     40,000                  40,000
  Current portion of long-term debt                                                3,742,547               6,065,588
  Current portion of long-term debt - related parties                                216,395                 222,687
  Accounts payable - trade                                                         3,842,854               3,099,399
  Accrued expenses                                                                   243,988                 243,671
                                                                          --------------------    --------------------

    Total current liabilities                                                     11,011,054              12,492,365
                                                                          --------------------    --------------------

NONCURRENT LIABILITIES
  Long-term debt, net of current portion                                          27,940,555              26,330,589
  Long-term debt, related parties                                                    209,771                 211,368
                                                                          --------------------    --------------------

    Total noncurrent liabilities                                                  28,150,326              26,541,957
                                                                          --------------------    --------------------

OTHER LIABILITIES
    Derivative instruments                                                          1,027,401
                                                                          --------------------    --------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock                                                                         170                   170
  Common stock                                                                         18,493                 18,493
  Additional paid-in capital                                                       28,164,712             28,164,712
  Retained deficit                                                                (17,802,498)           (15,838,488)
  Long-term accounts and notes receivable - related parties,
    net of allowance for doubtful accounts of $740,478 in 2002 and 2001   --------------------    --------------------

         Total stockholders' equity                                                10,380,877             12,344,887
                                                                          --------------------    --------------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                      $        50,569,658     $       51,379,209
                                                                          ====================    ====================
The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST ENERGY INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                              2002                   2001
                                                                       -------------------    -------------------

OPERATING REVENUES
  Oil and gas sales                                                    $        2,526,242              2,959,753
  Well servicing revenues                                                          12,122                  4,030
  Operating overhead and other income                                             110,509                 93,956
                                                                       -------------------    -------------------
     Total operating revenues                                                   2,648,873              3,057,739
                                                                       -------------------    -------------------
OPERATING EXPENSES
  Lease operating expenses                                                      1,376,683              1,271,683
  Cost of well servicing operations                                                18,561                 23,612
  Depreciation, depletion and amortization                                        606,641                448,551
  General and administrative                                                      407,076                383,109
                                                                       -------------------    -------------------
     Total operating expenses                                                   2,408,961              2,126,955
                                                                       -------------------    -------------------

INCOME FROM OPERATIONS                                                            239,912                930,784
                                                                       -------------------    -------------------

OTHER INCOME AND EXPENSE
  Interest expense                                                               (691,875)              (681,117)
  Gain (loss) on sale of assets                                                    11,061                 (2,654)
  Unrealized (loss) on derivative instruments                                  (1,494,983)             1,090,855
                                                                       -------------------    -------------------
     Total other income and expense                                            (2,175,797)               407,084
                                                                       -------------------    -------------------
INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT
  OF CHANGE OF ACCOUNTING PRINCIPLE                                            (1,935,885)             1,337,868

INCOME TAXES                                                           -------------------    -------------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                                         (1,935,885)             1,337,868
                                                                       -------------------    -------------------

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET
  OF INCOME TAXES                                                                                     (3,747,435)
                                                                       -------------------    -------------------

NET LOSS                                                                       (1,935,885)            (2,409,567)

DIVIDENDS ON PREFERRED STOCK
  (PAID 2002 - $28,125; 2001 - $-0-)                                              (28,125)
                                                                       -------------------    -------------------

NET LOSS AVAILABLE TO COMMON
  SHAREHOLDERS                                                         $       (1,964,010)    $       (2,409,567)
                                                                       ===================    ===================

NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED, BEFORE
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                                 $            (.11)     $              .07
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                                                                      (.20)
                                                                       -------------------    -------------------

NET INCOME PER COMMON SHARE, BASIC AND DILUTED                         $            (.11)     $             (.13)
                                                                       ===================    ===================

     The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST ENERGY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                                     2002                  2001
                                                                              -------------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $     (1,935,885)      $    (2,409,567)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
            Depreciation, depletion, and amortization                                  606,641               448,551
            (Gain) loss on sale of assets                                              (11,061)                2,654
            Unrealized (gain) loss on derivative instruments                         1,494,983            (1,090,855)
            Cumulative effect of accounting change                                                         3,747,435
            (Increase) decrease in accounts receivable - trade, net                   (121,624)              435,147
            (Increase) decrease in prepaid expenses                                   (197,608)             (158,418)
            Increase (decrease) in accounts payable and accrued expenses               743,772               855,907
                                                                              -------------------    -----------------
               Cash provided by operating activities                                   579,218             1,830,854
                                                                              -------------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
            Proceeds from sale of property and equipment                               668,247                21,423
            Purchase of property and equipment
                                                                              -------------------    -----------------
                Net cash used in investing activities                                  (43,778)           (1,660,702)
                                                                              -------------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Payments on debt                                                        (1,126,856)           (1,014,126)
            Proceeds from debt issuance                                                461,918               230,000
            Debt issue cost                                                                                   (5,139)
            Dividends paid                                                             (28,125)
                                                                              -------------------    -----------------
                Net cash used in financing activities                                 (693,063)             (789,265)
                                                                              -------------------    -----------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                 (157,623)             (619,113)

CASH AND CASH EQUIVALENTS, beginning of period                                         689,030               663,032
                                                                              -------------------    -----------------

CASH AND CASH EQUIVALENTS, end of period                                      $        531,407       $        43,919
                                                                              ===================    =================

CASH PAID FOR INTEREST                                                        $        688,856       $       729,483
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

     Depreciation, Depletion and Amortization (DD and A). DD and A increased 35%
from  $448,600 in 2001 to $606,600 in 2002,  as a result of the  acquisition  of additional oil and gas properties.

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

Financial Condition and Capital Resources
-----------------------------------------

     At March 31, 2002, our current  liabilities  exceeded our current assets by
$8,826,300.  We had a loss of $1,964,000  for the quarter  compared to a loss of
$2,409,600 for the period in 2001.

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

Interest Rate Risk

     The Company is exposed to interest rate risk on debt with variable interest rates. At March 31, 2002, the Company carried variable rate debt of $34,048,846.
Assuming  a one  percentage  point  change  at March 31,  2002 on the  Company's variable rate debt, the annual pretax income would change by $340,488.

Commodity Price Risk

     The Company hedges a portion of its price risks associated with its oil and natural gas sales which are  classified as derivative  instruments.  As of March
31,  2002,  these  derivative  instruments'  liabilities  had a  fair  value  of
$1,027,401.  A hypothetical change in oil and gas prices could have an effect on oil and gas futures  prices,  which are used to  estimate  the fair value of our derivative instrument.  However, it is not practicable to estimate the resultant change, in any, in the fair value of our derivative instrument.
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
                                         --------------------------------------
                                         Thomas R. Kaetzer
                                         President

Date: November 18, 2002               By: /s/ Jim C. Bigham
                                         --------------------------------------
                                         Jim C. Bigham
                                         Executive Vice President and Secretary

Date: November 18, 2002               By: /s/ Richard L. Creel
                                         --------------------------------------
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
                                                      -------------------------
                                                      Richard L. Creel
                                                      Vice President of Finance

November 18, 2002

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Re: Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002

In connection with the accompanying amended report on Form 10-Q/A for the period ended March 31, 2002, and filed with the  Securities and Exchange  Commission on the date hereof (the  "Report"),  We,  Thomas R.  Kaetzer,  President and CEO of
GulfWest Energy Inc. (the  "Company"),  and Richard L. Creel,  Vice President of
Finance of the Company hereby certify that:

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