Form 10-Q/A
period 2002-06-30
GULFWEST ENERGY INC
filed 2002-11-21
CIK 813779

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

     This  Quarterly  Report on Form  10-Q/A is intended to amend and restate in its entirety the  Company's  Quarterly  Report on Form 10-Q for the period ended
June 30, 2002 to ensure that the  information  contained  in the report is true, accurate  and  complete as of the date of the filing of this  Amended  Quarterly
Report on Form 10-Q/A, November 18, 2002.

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

     All other  information in the report  remains as previously  filed with the
Commission in the Company's  Quarterly  Report on Form 10-Q for the period ended
June 30, 2002 and is incorporated by reference herein.

                              GULFWEST ENERGY INC.

                        FORM 10-Q/A FOR THE QUARTER ENDED
                                  JUNE 30, 2002

                                                                    Page of
                                                                  Form 10-Q/A
                                                                  -----------

Part I: Financial Statements

Item 1. Financial Statements
          Consolidated Balance Sheets, June 30, 2002
            and December 31, 2001                                      3
          Consolidated Statements of Operations-for the three
            months and six months ended June 30, 2002, and 2001        5
          Consolidated Statements of Cash Flows-for the six
            months ended June 30, 2002, and 2001                       6
          Notes to Consolidated Financial Statements                   7

Item 2. Management's Discussion and Analysis
          of Financial Condition and Results of Operations             8

Item 3. Quantitative and Qualitative Disclosures about Market Risk     11

Part II: Other Information

Item 4. Submission of Matters to a Vote of Security Holders            12

Item 6. Exhibits and Reports on 8-K                                    12

Signatures                                                             13

                                        2

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
------- ---------------------

                              GULFWEST ENERGY INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001

                                     ASSETS

                                                                           June 30,                December 31,
                                                                             2002                      2001
                                                                          (Unaudited)                (Audited)
                                                                     ----------------------    ----------------------

CURRENT ASSETS:
  Cash and cash equivalents                                          $             542,467     $             689,030
  Accounts Receivable - trade, net of allowance for
    doubtful accounts of -0- in 2001 and 2000                                    1,582,966                 1,392,751
  Prepaid expenses                                                                 244,507                   124,081
                                                                     ----------------------    ----------------------
          Total current assets                                                   2,369,940                 2,205,862
                                                                     ----------------------    ----------------------

OIL AND GAS PROPERTIES,
  Using the successful efforts method of accounting                             55,741,993                52,045,178

OTHER PROPERTY AND EQUIPMENT                                                     2,398,241                 2,352,166
  Less accumulated depreciation, depletion
     And amortization                                                           (7,382,930)               (6,235,251)
                                                                     ----------------------    ----------------------
  Net oil and gas properties, and
     other property and equipment                                               50,757,304                48,162,093
                                                                     ----------------------    ----------------------
OTHER ASSETS
  Deposits                                                                          37,442                    37,442
  Debt issue cost, net                                                             397,030                   506,230
  Derivative instruments                                                                                     467,582
                                                                     ----------------------    ----------------------
          Total other assets                                                       434,472                 1,011,254
                                                                     ----------------------    ----------------------

TOTAL ASSETS                                                         $          53,561,716     $          51,379,209
                                                                     ======================    ======================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST ENERGY INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              June 30,               December 31,
                                                                                2002                     2001
                                                                            (Unaudited)               (Audited)
                                                                        ---------------------    ---------------------

CURRENT LIABILITIES
  Notes payable                                                         $          4,423,714     $          2,821,020
  Notes payable - related parties                                                     40,000                   40,000
  Current portion of long-term debt                                                3,895,164                6,065,588
  Current portion of long-term debt - related parties                                217,016                  222,687
  Accounts payable - trade                                                         3,850,552                3,099,399
  Accrued expenses                                                                   249,862                  243,671
                                                                        ---------------------    ---------------------
          Total current liabilities                                               12,676,308               12,492,365
                                                                        ---------------------    ---------------------

NONCURRENT LIABILITIES
  Long-term debt, net of current portion                                          29,637,836               26,330,589
  Long-term debt, related parties                                                    168,359                  211,368
                                                                        ---------------------    ---------------------
          Total noncurrent liabilities                                            29,806,195               26,541,957
                                                                        ---------------------    ---------------------
OTHER LIABILITIES
  Derivative instruments                                                           1,003,396
                                                                        ---------------------    ---------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock                                                                        170                      170
  Common stock                                                                        18,493                   18,493
  Additional paid-in capital                                                      28,164,712               28,164,712
  Retained deficit                                                              (18,107,558)             (15,838,488)
  Long-term accounts and notes receivable - related
    parties,net of allowance for doubtful accounts of
    $740,478 in 2002 and 2001                                           ---------------------    ---------------------

          Total stockholders' equity                                              10,075,817               12,344,887
                                                                        ---------------------    ---------------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                    $         53,561,716     $         51,379,209
                                                                        =====================    =====================
The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST ENERGY INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                 Three Months                              Six Months
                                                                Ended June 30,                           Ended June 30,
                                                           2002                2001                 2002                2001
                                                     -----------------    ----------------    -----------------    ----------------

OPERATING REVENUES
  Oil and gas sales                                  $     2,813,776      $     3,304,912     $      5,340,018     $      6,264,665
  Well servicing revenues                                        486               77,934               12,608               81,964
  Operating overhead and other income                        137,536               73,036              248,045              166,992
                                                     -----------------    ----------------    -----------------    ----------------
         Total operating revenues                          2,951,798            3,455,882            5,600,671           6,513,621
                                                     -----------------    ----------------    -----------------    ----------------

OPERATING EXPENSES
  Lease operating expenses                                 1,343,545            1,159,743            2,720,228           2,431,426
  Cost of well servicing operations                           16,035               59,744               34,596              83,356
  Depreciation, depletion and amortization                   680,321              594,522            1,286,962           1,043,073
  General and administrative                                 461,642              422,871              868,718             805,980
                                                     -----------------    ----------------    -----------------    ----------------
          Total operating expenses                         2,501,543            2,236,880            4,910,504           4,363,835
                                                     -----------------    ----------------    -----------------    ----------------

INCOME FROM OPERATIONS                                       450,255            1,219,002              690,167           2,149,786
                                                     -----------------    ----------------    -----------------    ----------------

OTHER INCOME AND EXPENSE
  Interest expense                                          (751,195)            (605,091)          (1,443,070)         (1,286,208)
  Gain (loss) on sale of assets                                                  (105,974)              11,061            (108,628)
  Unrealized (loss) on derivative instruments                 24,005            1,411,798           (1,470,978)          2,502,653
                                                     -----------------    ----------------    -----------------    ----------------
       Total other income and expense                       (727,190)             700,733           (2,902,987)          1,107,817
                                                     -----------------    ----------------    -----------------    ----------------
INCOME (LOSS) BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                                 (276,935)           1,919,735           (2,212,820)          3,257,603

INCOME TAXES                                         -----------------    ----------------    -----------------    ----------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                            (276,935)           1,919,735           (2,212,820)          3,257,603

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, NET OF INCOME TAXES                                                                                         3,747,435
                                                     -----------------    ----------------    -----------------    ----------------
NET INCOME (LOSS)                                           (276,935)           1,919,735           (2,212,820)           (489,832)

DIVIDENDS ON PREFERRED STOCK                                 (28,125)                                  (56,250)
                                                     -----------------    ----------------    -----------------    ----------------

NET INCOME (LOSS) AVAILABLE TO
  COMMON SHAREHOLDERS                                $      (305,060)     $     1,919,735     $     (2,269,070)    $      (489,832)
                                                     =================    ================    =================    ================
NET INCOME PER SHARE, BASIC AND DILUTED,
  BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                               $         (.02)      $           .10     $           (.12)    $           .26
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                                                                                        (.20)
                                                     -----------------    ----------------    -----------------    ----------------
NET INCOME (LOSS) PER COMMON SHARE, BASIC
  AND DILUTED                                        $         (.02)      $           .10     $           (.12)                .06
                                                     =================    ================    =================    ================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST ENERGY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                                                2002                2001
                                                                                           ----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                 $   (2,212,820)        $   (489,832)
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
          Depreciation, depletion, and amortization                                             1,286,962            1,043,073
          Loss (Gain) on sale of assets                                                           (11,061)             108,628
          Unrealized (gain) loss on derivative instruments                                      1,470,978           (2,502,653)
          Cumulative effect of accounting change                                                                     3,747,435
          (Increase) decrease in accounts receivable - trade, net                                (372,957)             425,752
          (Increase) decrease in prepaid expenses                                                (120,426)            (141,677)
          Increase (decrease) in accounts payable and accrued expenses                            757,344               34,533
                                                                                           ----------------    ----------------
               Net cash provided by operating activities                                          798,020            2,225,259
                                                                                           ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Proceeds from sale of property and equipment                                            668,247               62,423
          Purchase of property and equipment                                                   (4,199,193)          (2,626,758)
                                                                                           ----------------    ----------------                                                                           ----------------    ----------------
               Net cash used in investing activities                                           (3,530,946)          (2,564,335)
                                                                                           ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Payments on debt                                                                     (2,140,305)          (2,950,346)
          Proceeds from debt issuance                                                           4,782,918            3,199,801
          Debt issue cost                                                                                               (9,080)
          Dividends Paid                                                                          (56,250)
                                                                                           ----------------    ----------------
               Net cash provided by financing activities                                        2,586,363              240,375
                                                                                           ----------------    ----------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                            (146,563)             (98,701)

CASH AND CASH EQUIVALENTS, beginning of period                                                    689,030              663,032
                                                                                           ----------------    ----------------

CASH AND CASH EQUIVALENTS, end of period                                                   $      542,467      $       564,331
                                                                                           ================    ================

CASH PAID FOR INTEREST                                                                     $    1,423,013      $       605,091
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
parties.

     Depreciation, Depletion and Amortization (DD and A). DD and A increased 14%
from 594,500 in 2001 to $680,300 in 2002,  due to the  acquisition of additional
Gulf Coast properties.  We had higher production from our Gulf Coast properties, which typically have higher decline rates and  correspondingly  higher depletion rates.

     General and  Administrative (G and A) Expenses.  G and A expenses increased
9% for the period from  $422,900  in 2001 to  $461,600 in 2002,  due to expenses associated  with an increase in the number of oil and natural gas assets that we manage.

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
parties.

     Depreciation, Depletion and Amortization (DD and A). DD and A increased 23%
from  $1,043,100  in 2001 to  $1,287,000  in  2002,  due to the  acquisition  of additional Gulf Coast  properties.  We had higher production from our Gulf Coast properties, which typically have higher decline rates and correspondingly higher depletion rates.

     General and  Administrative (G and A) Expenses.  G and A expenses increased
8% for the period from  $806,000  in 2001 to  $868,700 in 2002,  due to expenses associated  with an increase in the number of oil and natural gas assets that we manage.

     Interest Expense. Interest expense increased 12% from $1,286,200 in 2001 to
$1,443,100 in 2002, due to debt associated with additional  acquisitions and our capital development program.

Financial Condition and Capital Resources
-----------------------------------------

     At June 30, 2002,  our current  liabilities  exceeded our current assets by
$10,306,700.  We had a loss of $305,060 for the quarter  compared to a profit of
$1,919,700 for the period in 2001.

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

Interest Rate Risk

     The Company is exposed to interest rate risk on debt with variable interest rates.  At June,  2002, the Company  carried  variable rate debt of $36,426,456.
Assuming  a one  percentage  point  change  at June  30,  2002 on the  Company's variable rate debt, the annual pretax income would change by $364,264.

Commodity Price Risk

     The Company hedges a portion of its price risks associated with its oil and natural gas sales which are classified as derivative instruments. As of June 30,
2002, these derivative instruments'  liabilities had a fair value of $1,003,396.
A hypothetical  change in oil and gas prices could have an effect on oil and gas futures  prices,  which are used to  estimate  the fair value of our  derivative instrument.  However, it is not practicable to estimate the resultant change, in any, in the fair value of our derivative instrument.
                                       11

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
Smith III,  Thomas R.  Kaetzer,  J. Virgil  Waggoner,  John E. Loehr,  Steven M.
Morris,  William T.  Winston and John P.  Boylan.  Of the  15,781,448  shares of
Common  Stock  present  in person or by proxy  and  entitled  to be voted at the meeting, 15,762,848 votes were cast for each of the nominees for director of the
Corporation  (except for Mr.  Waggoner for whom 400 of those votes were withheld and Mr. Winston and Mr. Boylan for whom 197,141 votes were  withheld),  no votes were cast against the nominees and 18,600 votes abstained.  All seven candidates were declared duly and validly elected members of the Board, each to serve until the next annual meeting of  shareholders  or until his respective  successor has been elected and  qualified.  Following  the  shareholders'  meeting,  the Board elected Mr. J. Virgil Waggoner as Chairman of the Board.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
------- ---------------------------------

     (a)  Exhibits -

          Number Description
          ------ -----------

          *3.1 Articles  of  Incorporation  of  the  Registrant  and  Amendments
               thereto.
          **3.2Amendment  to the  Articles of  Incorporation  of the  Registrant
               changing the name of the  Registrant  to "GulfWest  Energy Inc.", approved by the  Shareholders  on May 18, 2001 and filed with the
               Secretary  of  Texas on May 21,  2001.
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
                                      ----------------------------------------
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

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Re: Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002

In connection with the accompanying amended report on Form 10-Q/A for the period ended June 30, 2002, and filed with the  Securities  and Exchange  Commission on the date hereof (the  "Report"),  We,  Thomas R.  Kaetzer,  President and CEO of
GulfWest Energy Inc. (the  "Company"),  and Richard L. Creel,  Vice President of
Finance of the Company hereby certify that:

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