Form 10-K/A
period 2001-12-31
GULFWEST ENERGY INC
filed 2002-11-22
CIK 813779

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
                              Yes X No ___

     Indicate by check mark if disclosure of delinquent  filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or informational  statements incorporated  by reference  in Part III of this Form 10-K/A or any  amendment to this Form 10-K/A. [X]

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

     This Amended  Annual Report on Form 10-K/A is intended to amend and restate in its entirety the  Company's  Annual  Report on Form 10-K for the period ended
December  31, 2001 to ensure  that the  information  contained  in the report is true,  accurate and complete as of the date of the filing of this Amended Annual
Report on Form 10-K/A, November 18, 2002.

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

     All other  information in the report  remains as previously  filed with the
Commission  in the  Company's  Annual  Report on Form 10-K for the period  ended
December 31, 2001 and is incorporated by reference herein.

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

     GulfWest Energy Inc. has nine wholly owned subsidiaries:

     1.   GulfWest  Oil and Gas  Company,  a Texas  corporation,  was  organized
          February  18, 1999 and is the owner of record of  interests in certain crude oil and natural gas properties located in Colorado and Texas.

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

     8.   GulfWest Texas Company, a Texas corporation,  was organized  September
          23,  1996 and was the  owner of  interests  in  certain  crude oil and natural gas properties  located in the Vaughn Field,  Crockett County,
          Texas.  Effective  April 1, 2000,  these  properties  were assigned to
          GulfWest Oil and Gas Company to facilitate financing.

     9.   GulfWest Oil and Gas Company (Louisiana) LLC, a Louisiana company, was formed  July 31,  2001 and is the  owner of  record  of  interests  in certain  crude  oil and  natural  gas  properties  in  Louisiana.  Our
          Business Strategy.

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
                                           ======          =====          =====

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

                                                            2001                  2000                 1999
                                                     --------------------  -------------------- --------------------

Future cash inflows                                  $     199,162,921     $    318,504,931     $   119,006,567

Future production and development costs-
  Production                                                77,526,278           97,465,972          42,544,454
  Development                                               23,610,596           13,400,359           9,903,729
                                                     --------------------  -------------------- --------------------

Future net cash flows before income taxes                   98,026,047          207,638,600          66,558,384
Future income taxes                                        (13,281,358)         (56,466,527)        (11,847,076)
                                                     --------------------  -------------------- --------------------

Future net cash flows after income taxes                    84,744,689          151,172,073          54,711,308
10% annual discount for estimated timing
  of cash flows                                            (35,895,306)         (60,790,946)        (23,755,909)
                                                     --------------------  ------------------   ------------------

Standardized measure of discounted
 Future net cash flows(1)                            $      48,849,383     $     90,381,127     $    30,955,399
                                                     ==================    =================    ================

(1) The average prices of our proved reserves were $17.67 per Bbl and $2.43 per
     Mcf, $23.81 per Bbl and $8.45 per Mcf, and $22.80 per Bbl and $2.19 per Mcf
     at December 31, 2001, 2000 and 1999, respectively.

Significant Properties.

     Summary  information  on our properties  with proved  reserves is set forth below as of December 31, 2001.

                         Productive Wells                       Proved Reserves (1)                    Present
                  -------------------------------    -----------------------------------------------  --------
                     Gross             Net                                                             Value (1)
                                                                                                       ---------
                   Productive       Productive         Crude         Natural
                     Wells            Wells            Oil             Gas             Total           Amount
                     -----           ------            ---             ---             -----           ------
                                                      (MBbl)          (MMcf)          (MBOE)            ($M)

Texas                  207           199.26           3,468           19,183           6,665        $  29,132
Colorado                39            26.57             480            9,185           2,011            5,949
Oklahoma                27            27.00              68              251             110              487
Louisiana               16            15.08           1,839           10,639           3,612           20,819
Mississippi              1              .38              17                -              17              112
                 ---------------------------------------------------------------------------------- ----------------
           Total       290           268.29           5,872           39,258          12,415        $  56,499
                 ================================================================================== ================

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

                                          Gross Acres                 Net Acres
                                          -----------                ----------

         Texas                              19,440                     14,936
         Colorado                            5,000                      2,700
         Louisiana                           1,560                      1,560
         Oklahoma                            1,200                        912
                                            -------                    --------
                  Total                     27,200                     20,108
                                            ======                     =======
Undeveloped Acreage at December 31, 2001.

     The following table shows the undeveloped acreage that we own, by location.
Undeveloped acreage is acreage on which wells have not been drilled or completed to a point that would permit the  production of  commercial  quantities of crude oil and natural gas.

                                          Gross Acres                 Net Acres
                                          -----------                ----------

         Texas                              23,900                      18,479
         Louisiana                             630                         630
         Colorado                           20,000                      14,175
                                          -----------                -----------
                  Total                     44,530                      33,284
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
                                       10

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
                                       11

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
                                       12

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
                                       13

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
                                       14

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
                                       15

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
                                       16

ITEM 4. Submission of Matters to a Vote of Security Holders.

     We did not submit any matters to a vote of our security  holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                       17

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
                                       18

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
                                                       ---------
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
                                       19

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

                                                   Exercisable       Exercise
                                                   -----------       --------
    Date          Derivative    Grantee(s)           Shares           Price     Consideration
    ----          ----------    ----------           ------           -----     -------------

  05/18/01        Option        Employees            184,000         $   .83     Compensation
  08/16/01        Warrant       Consultants          156,000         $   .75     Fees
                                       20

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

                                                                       Year Ended December 31,
                                    --------------------------------------------------------------------------------------------
                                          2001               2000               1999               1998              1997
                                    -----------------  -----------------  -----------------  ----------------- -----------------

Income Statement Data
---------------------
Operating Revenues                  $  12,990,581      $    8,984,175     $     2,812,639    $    2,403,553    $    4,960,966

Net income (loss) from
operations                              3,451,875           2,464,017          (1,464,094)        (6,329,884)         (598,320)

Net income (loss)                       1,044,291             352,774          (2,269,506)        (8,387,060)       (1,676,681)

Dividends on preferred stock              (56,250)              -                (450,684)          (427,173)         (380,928)

Net income (loss) available to
Common Shareholders                       988,401             352,774          (2,720,190)        (8,814,233)       (2,057,609)

Net income (loss), per share
of common stock                     $         .05      $          .02     $          (.34)    $        (3.68)   $        (1.19)

Weighted average number of
shares of common stock
outstanding                            18,464,343          17,293,848            7,953,147         2,394,866         1,725,926

Balance Sheet Data
------------------
Current assets                      $   2,205,862      $    2,934,804     $      1,357,465    $      820,984    $    1,536,396

Total assets                           51,379,209          32,374,128           20,009,793          8,058,827       17,089,855

Current liabilities                    12,492,365           7,594,986            4,650,691          6,559,393        2,879,256

Long-term obligations                  26,541,957          18,077,371           11,304,318          3,401,371       12,185,055

Stockholders' Equity
(Deficit)                           $  12,344,887      $    6,701,771     $      4,054,784     $   (1,901,937)    $  2,025,544
                                       21

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
                                       22

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

     Depreciation, Depletion and Amortization (DD and A). DD and A increased 86%
from  $1,342,000  in 2000 to  $2,491,000 in 2001,  due to  significantly  higher
production   resulting  from  successful   field   development   activities  and
acquisitions.

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
                                       23

     Depreciation, Depletion and Amortization (DD and A). DD and A increased 91%
from  $704,000  in 1999 to  $1,342,000  in  2000,  due to  significantly  higher
production   resulting  from  successful   field   development   activities  and
acquisitions.

     General and  Administrative (G and A) Expenses.  G and A expenses decreased
20%  from   $1,983,000   for  1999  to  $1,588,000  in  2000.  The  Company  had
non-recurring  expenses consisting of costs associated with the consolidation of its offices to Houston and non-cash  charges of $232,000 related to the issuance of stocks and warrants in 1999 compared to $2,000 in 2000.

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

     Impairment  of Assets.  Impairment  of assets  decreased to $0 in 1999 from
$2,279,000 in 1998. The decrease was due to our not being required to write down the  carrying  values of crude oil and  natural  gas  properties  (whose  future estimated  undiscounted  net cash inflows are less than such carrying  value) to fair value.  An impairment of assets  write-down is a charge to earnings,  which does not impact cash flow from operating  activities.  However, such write-downs do impact  the  amount  of our  stockholders'  equity.  The risk that we will be required  to write  down the  carrying  value of our crude oil and  natural  gas reserves  increases  when crude oil and  natural  gas prices  are  depressed  or volatile as they were at December  31, 1998.  No assurance  can be given that we will not experience  additional  write-downs  in the future if commodity  prices decline.  General  and  Administrative  (G and  A)  Expenses.  G and A  expenses decreased 4% from  $2,064,000 for the year ended December 31, 1998 to $1,983,000 for the year ended December 31, 1999, as a result of a consolidation  of offices to Houston,  Texas.  This reduction was achieved  despite the cost of relocating the  office and our staff  from  Dallas,  Texas and Baton  Rouge,  Louisiana  to
Houston, Texas.
                                       24

     Depreciation, Depletion and Amortization (DD and A). DD and A decreased 70%
from  $2,322,000  in 1998 to  $704,000  in  1999.  The  decrease  was due to the significant  write-down of the crude oil and natural gas property book values in
1998 and the increased reserves booked in 1999.

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

Financial Condition and Capital Resources.

     At December 31, 2001, our current  liabilities  exceeded our current assets by $10,286,503.  We had a profit of $988,041 compared to a profit of $352,774 at
December 31, 2000.

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
                                       25

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
                                       26

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

                                                   Average Prices
                                 ----------------------------------------------
                                  Crude Oil                              Per
                                    and               Natural        Equivalent
                                  Liquids               Gas            Barrel
                                  ---------           -----------      --------
                                  (per Bbl)            (Per Mcf)

         1999
         ----
         First                       $  9.72              $ 1.63        $  9.84
         Second                        14.28                2.17          13.71
         Third                         19.77                2.77          18.52
         Fourth                        20.27                2.71          18.64

         2000
         ----
         First                       $ 26.06              $ 2.73        $ 21.23
         Second                        25.14                3.19          21.89
         Third                         25.79                3.90          24.42
         Fourth                        27.38                4.68          27.74

         2001
         ----
         First                       $ 24.15              $ 5.27        $ 27.87
         Second                        24.14                3.88          23.71
         Third                         23.25                3.08          21.08
         Fourth                        19.94                2.62          17.96

ITEM 7a. Qualitative and Quantitative Disclosures About Market Risk.

     Information with respect to qualitative  disclosures about material risk is contained in Item 1 "Risk Factors".

     Information  with respect to quantitative  disclosures  about material risk follow:

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

Interest Rate Risk

     The Company is exposed to interest rate risk on debt with variable interest rates.  At  December  31,  2001,  the  Company  carried  variable  rate  debt of
$34,637,475.  Assuming a one percentage point change at December 31, 2001 on the
Company's variable rate debt, the annual pretax income would change by $346,374.
                                       27

Commodity Price Risk

     The Company hedges a portion of its price risks associated with its oil and natural gas sales which are classified as derivative instruments. As of December
31, 2001, these derivative  instruments' assets had a fair value of. $467,582. A hypothetical  change in oil and gas  prices  could have an effect on oil and gas futures  prices,  which are used to  estimate  the fair value of our  derivative instrument.  However, it is not practicable to estimate the resultant change, in any, in the fair value of our derivative instrument.

ITEM 8. Financial Statements and Supplementary Data.

     Information  with  respect  to this Item 8 is  contained  in our  financial statements beginning on Page F-1 of this Annual Report.

ITEM 9.  Changes  In and  Disagreements  With  Accountants  and  Accounting  and
           Financial Disclosure.

     None
                                       28

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
                                       29

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
Mr.  Loehr is a CPA and a member of the American  Institute of Certified  Public
Accountants.

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
                                       30

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
                                       31

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
                                       32

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
                                       33

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
                                       34

                                     PART IV

ITEM 1. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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
          %    Previously  filed with the
               Company's  Proxy  Statement  on Form  DEF  14A,  filed  with  the
               Commission on April 16, 2001.

     (b) Reports on Form 8-K.

          None.
                                       35

                               S I G N A T U R E S

          Pursuant to the  requirements of Section 13 or 15(d) of the Securities
     Exchange  Act of 1934,  the  registrant  has duly  caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GULFWEST ENERGY INC.

Date: November 18, 2002                      By \s\ Thomas R. Kaetzer
                                             ----------------------------------
                                             Thomas R. Kaetzer, President

                               POWER OF ATTORNEY

     Know all men by these presents,  that each person whose  signature  appears below  constitutes  and  appoints  Thomas  R.  Kaetzer  as his true  and  lawful attorney-in-fact and agent, with full power of substitution,  for him and in his name, place, and stead, in any and all capacities to sign any and all amendments or  supplements  to this amended  Annual Report on Form 10-K/A,  and to file the same, and with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent  full power and  authority  to do and  perform  each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person,  hereby  ratifying and  confirming all that said attorney-in-fact and agent or his substitute or substitutes,  may lawfully do or cause to be done by virtue hereof.

     Pursuant to the  requirements of the Securities  Exchange Act of 1934, this report  has been  signed  below  by the  following  persons,  on  behalf  of the registrant, and in the capacities and on the dates indicated.

             Signature                                      Title                                 Date
-------------------------------------------- -----------------------------------------  -------------------------
\s\ Marshall A. Smith                        Chairman of the Board                         November 18, 2002
---------------------
Marshall A. Smith III

\s\ Thomas R. Kaetzer                        President, Chief Executive Officer            November 18, 2002
-------------------------
Thomas R. Kaetzer                            and Director

\s\ Jim C. Bigham                            Executive Vice President and Secretary        November 18, 2002
---------------------------
Jim C. Bigham

\s\ Richard L. Creel                         Vice President of Finance, Controller         November 18, 2002
----------------------------
Richard L. Creel

\s\ William T. Winston                       Director                                      November 18, 2002
----------------------
William T. Winston

\s\ J. Virgil Waggoner                       Director                                      November 18, 2002
-----------------------
J. Virgil Waggoner

\s\ John E. Loehr                            Director                                      November 18, 2002
-----------------
John E. Loehr

\s\ John P. Boylan                           Director                                      November 18, 2002
------------------
John P. Boylan

\s\ Steven M.Morris                          Director                                      November 18, 2002
------------------------------
Steven M. Morris
                                       36

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

\s\WEAVER AND TIDWELL, L.L.P
------------------------------
WEAVER AND TIDWELL, L.L.P.
Dallas, Texas
November 11, 2002

                                      F-1

                                          GULFWEST ENERGY INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                            DECEMBER 31, 2001 AND 2000

                                                      ASSETS

                                                                                 2001                       2000
                                                                           -------------------       --------------------
CURRENT ASSETS
    Cash and cash equivalents                                              $         689,030         $          663,032
    Accounts receivable - trade, net of allowance
       for doubtful accounts of $ -0-
       in 2001 and 2000                                                            1,392,751                  2,188,421

    Prepaid expenses                                                                 124,018                     83,351
                                                                           ----------------          ---------------------
          Total current assets                                                     2,205,862                  2,934,804
                                                                           ----------------          ---------------------
OIL AND GAS PROPERTIES,
  using the successful efforts
  method of accounting                                                            52,045,178                 30,895,049

OTHER PROPERTY AND EQUIPMENT                                                       2,352,166                  1,961,203
    Less accumulated depreciation,
       depletion, and amortization                                                (6,235,251)                (4,049,510)
                                                                           ------------------        ---------------------

          Net oil and gas properties and
              other property and equipment                                        48,162,093                 28,806,742
                                                                           ------------------        ---------------------
OTHER ASSETS
    Deposits                                                                          37,442                     27,638
    Investments                                                                                                 122,785
    Debt issue cost, net                                                             506,230                    482,159
    Derivative instruments                                                           467,582
                                                                           ------------------        ---------------------
           Total other assets                                                      1,011,254                    632,582
                                                                           ------------------        ---------------------

TOTAL ASSETS                                                               $      51,379,209         $       32,374,128
                                                                           ==================        =====================

The Notes to  Consolidated  Financial  Statements  are an integral part of these statements.
                                      F-2

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                 2001                     2000
                                                                         ------------------       -------------------

 CURRENT LIABILITIES
    Notes payable                                                        $      2,821,020         $         935,300
    Notes payable - related parties                                                40,000                   700,000
    Current portion of long-term debt                                           6,065,588                 3,111,120
    Current portion of long-term debt - related parties                           222,687                   303,296
    Accounts payable - trade                                                    3,099,399                 2,189,656
    Accrued expenses                                                              243,671                   355,614

          Total current liabilities                                            12,492,365                 7,594,986
                                                                         ------------------       -------------------
 NONCURRENT LIABILITIES
    Long-term debt, net of current portion                                     26,330,589                17,960,455
     Long-term debt - related parties                                             211,368                   116,916
                                                                         ------------------       -------------------
           Total noncurrent liabilities                                        26,541,957                18,077,371

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY
    Preferred stock                                                                   170                        80
    Common stock                                                                   18,493                    18,445
    Additional paid-in capital                                                 28,164,712                23,537,900
    Retained deficit                                                          (15,838,488)              (16,854,654)
    Long-term accounts and notes receivable -
      related parties, net of allowance for doubtful
      accounts of $740,478 in 2001 and 2000                                        -                          -
                                                                         -------------------       -------------------
          Total stockholders' equity                                           12,344,887                 6,701,771
                                                                         -------------------       -------------------
 TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                                 $     51,379,209           $    32,374,128
                                                                         ===================       ===================

The Notes to Consolidated Financial Statements are an integral part of  these statements.

                                      F-3

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                             2001                    2000                       1999
                                                     ------------------      -------------------        --------------------

OPERATING REVENUES
  Oil and gas sales                                  $     12,426,103        $       8,445,932           $      2,533,304
  Well servicing revenues                                     169,167                  188,052                    116,791
  Operating overhead and  other  income                       395,311                  350,191                    162,544
                                                     -------------------     --------------------        --------------------
          Total Operating Revenues                         12,990,581                8,984,175                  2,812,639

OPERATING EXPENSES
  Lease operating expenses                                  5,155,500                3,377,583                  1,399,710
  Cost of well servicing operations                           182,180                  212,286                    190,399
  Depreciation, depletion, and amortization                 2,491,385                1,341,890                    703,533
  General and administrative                                1,709,641                1,588,399                  1,983,091
                                                     -------------------     --------------------        --------------------
          Total Operating Expenses                          9,538,706                6,520,158                  4,276,733
                                                     -------------------     --------------------        --------------------
INCOME (LOSS) FROM OPERATIONS                               3,451,875                2,464,017                 (1,464,094)
                                                     -------------------     --------------------        --------------------
OTHER INCOME AND EXPENSE
  Interest income                                                                       16,082                      5,162
  Interest expense                                         (2,756,912)              (2,134,718)                  (889,796)
  Gain (loss) on sale of assets                              (118,254)                   7,393                     79,222
  Unrealized gain (loss) on derivative instruments          4,215,017
                                                     -------------------     --------------------        --------------------
          Total Other Income (Expense)                      1,339,851               (2,111,243)                  (805,412)
                                                     -------------------     --------------------        --------------------
INCOME (LOSS) BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLES                                                4,791,726                  352,774                 (2,269,506)
                                                     -------------------     --------------------        --------------------
INCOME TAXES
                                                     -------------------     --------------------        --------------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLES                           4,791,726                  352,774                 (2,269,506)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLES, NET OF INCOME TAXES                          (3,747,435)
                                                     -------------------     --------------------        --------------------
NET INCOME (LOSS)                                    $      1,044,291        $         352,774           $     (2,269,506)
DIVIDENDS ON PREFERRED STOCK
  (PAID 2001 - $28,125; 2000 - $76,992;1999 -
    $344,288)                                                 (56,250)                                           (450,684)
                                                     --------------------    ---------------------       ---------------------
NET INCOME (LOSS) AVAILABLE TO
  COMMON SHAREHOLDERS                                $        988,041        $         352,774           $     (2,720,190)
                                                     ==================      =====================       =====================
NET INCOME PER SHARE, BASIC BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE           $            .25        $             .02           $           (.34)
                                                     ------------------      ---------------------       ---------------------
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLES                                                     (.20)                                               (.34)
                                                     ------------------      ---------------------       ---------------------
NET INCOME (LOSS) PER SHARE, BASIC                   $            .05        $             .02           $           (.34)
                                                     ==================      =====================       =====================
NET INCOME PER SHARE, DILUTED BEFORE
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                          $            .23        $             .02           $           (.34)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                                      (.18)
                                                     --------------------    ---------------------       ---------------------
NET INCOME (LOSS) PER SHARE, DILUTED                 $            .05        $             .02           $           (.34)
                                                     ====================    =====================       =====================

                                      F-4

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                              -------------------------------
                                                                                     Number of Shares
                                                                              --------------    -------------
                                                                                Preferred          Common
                                                                                  Stock            Stock
                                                                              --------------    -------------
     BALANCE, December 31, 1998                                                      13,020       3,113,517
       Conversion of 2,425 shares of Class AAA preferred stock and unpaid
         dividends to 1,661,604 shares of common stock                               (2,425)      1,661,604

       Conversion of  1,950 shares of Class AA preferred stock and unpaid
          dividends to 1,550,000 shares of common stock                              (1,950)      1,550,000

       Conversion of 5,100 shares of Series BB preferred stock to 4,250,000
          shares of common stock                                                     (5,100)      4,250,000

       Conversion of 4,000 shares of Series C preferred stock to 200,000
          shares of common stock                                                     (4,000)        200,000

       Issuance of 1,270 shares of Series BB preferred stock for the
          conversion of debt                                                          1,270
       Issuance of 8,000 shares of Series D preferred stock for the acquisition
          of assets                                                                   8,000
       Issuance of 4,921,761 shares of common stock, net of offering costs
          (4,000,000 through private placement, 104,139 through exercise of warrants, 300,000 for acquisition of assets, 273,000 for services,
          244,622 in exchange for debt)                                                           4,921,761
       Issuance of warrants and options for services and additional financing
       Net loss
       Dividends paid on preferred stock
                                                                              --------------    -------------

BALANCE, December 31, 1999                                                           8,815       15,696,882
       Conversion of 815 shares of AAA preferred stock and unpaid
          dividends to 538,222 shares of common stock                                 (815)         538,322
       Issuance of 2,209,837 shares of common stock, net of offering costs
          (1,143,837 through private placement, 200,000 for acquisition of
          assets, 866,000 in exchange for debt)                                                   2,209,837
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
                                      F-5

       Common                    Preferred              Additional                Retained              Receivables from
        Stock                     Stock              Paid-In Capital              Deficit                Related Parties
----------------------    --------------------   ----------------------    ----------------------    ---------------------
$         3,113           $          130         $       12,763,936        $      (14,516,642)       $       (152,474)

          1,662                     (24)                   232,803

          1,550                     (19)                   108,257

          4,250                     (51)                    (4,199)

            200                     (40)                      (160)

                                     12                     634,987

                                     80                   3,999,920

          4,922                                           3,541,715
                                                             44,650
                                                                                   (2,269,506)
                                                                                     (344,288)
----------------------    --------------------   ----------------------    ----------------------    ---------------------

         15,697                      88                  21,321,909               (17,130,436)               (152,474)

            538                      (8)                     76,463                   (76,992)

          2,210                                           2,123,868
                                                             15,660
                                                                                                              112,226
                                                                                                               40,248
                                                                                      352,774
----------------------    --------------------   ----------------------    ----------------------    ---------------------

$        18,445           $          80          $         23,537,900      $          (16,854,654)   ^           -
======================    ====================   ======================    ======================    =====================

The Notes to Consolidated Financials are an integral part of these statements.
                                      F-6

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                      ---------------------------------
                                                                                               Number of Shares
                                                                                       -------------------------------
                                                                                         Preferred           Common
                                                                                           Stock             Stock
                                                                                       --------------    ---------------
                                                                                       --------------    ---------------

BALANCE, December 31, 2000                                                                     8,000        18,445,041
     Issuance of 9,000 shares of Series E preferred stock for the acquisition of assets        9,000
     Issuance of 47,500 shares of common stock for the acquisition of assets                                    47,500
     Issuance of warrants for the acquisition of assets
     Net income
     Dividends paid on preferred stock
                                                                                       --------------    ---------------

BALANCE, December 31, 2001                                                                    17,000         18,492,541
                                                                                       ==============    ===============

The Notes to Consolidated Financials are an integral part of these statements.
                                      F-7

        Common                  Preferred               Additional               Retained              Receivables from
        Stock                     Stock              Paid-In Capital              Deficit              Related Parties
----------------------    --------------------    ---------------------    ----------------------    ---------------------

$     18,445              $          80           $      23,537,900        $      (16,854,654)       $         -
                                     90                   4,499,910
          48                                                 35,402
                                                             91,500
                                                                                    1,044,291
                                                                                      (28,125)
----------------------    --------------------    ---------------------    ----------------------    ---------------------

$     18,493              $         170           $      28,164,712        $      (15,838,488)       $         -
======================    ====================    =====================    ======================    =====================

The Notes to Consolidated Financials are an integral part of these statements.
                                      F-8

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                 2001                2000                 1999
                                                                           ----------------    ---------------     ----------------
CASH FLOWS  FROM OPERATING ACTIVITIES:
    Net income (loss)                                                      $    1,044,291      $      352,774      $ (2,269,506)
    Adjustments to reconcile net income (loss) to net cash
      provided  by (used in) operating activities:
                Depreciation, depletion, and amortization                       2,491,385           1,341,890           703,533
                Partnership loss                                                                                         68,693
                Common   stock  and   warrants   issued  and   charged  to
                operations                                                                             15,660           234,250
                (Gain) loss on sale of assets                                     118,254              (7,393)          (79,222)
                Unrealized (Gain) loss on derivative instruments               (4,215,017)
                Cumulative effect of accounting change                          3,747,435
                Other non-operating income                                                             (5,780)
                Provision for bad debts                                                                40,248
                (Increase) decrease in accounts receivable - trade, net           765,939          (1,344,767)         (447,855)
                (Increase) decrease in inventory                                                                         13,925
                (Increase) decrease in prepaid expenses                           (40,730)             (3,588)           (4,802)
                Increase   (decrease)  in  accounts  payable  and  accrued        797,800           1,710,769          (359,290)
                                                                           -----------------    ---------------    ----------------
                   Net cash provided by (used in) operating activities          4,709,357           2,099,813        (2,140,274)

CASH FLOWS  FROM INVESTING ACTIVITIES:
    Deposits                                                                       (9,804)                              (10,338)
    Proceeds from sale of property and equipment                                  394,423              14,915           155,844
    Purchase of property and equipment                                         (6,962,650)         (6,126,817)       (1,482,548)
                                                                             -------------     -----------------    --------------
Net cash used in investing activities                                          (6,578,031)         (6,111,902)       (1,337,042)
                                                                            ----------------   -----------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock, net                                                           795,378         3,000,000
    Payments on debt                                                           (6,577,928)         (1,733,513)       (1,300,891)
    Proceeds from debt issuance                                                 8,530,269           5,694,510         1,861,200
    Debt issue cost                                                               (29,544)           (368,554)
    Dividends paid                                                                (28,125)
                                                                            -----------------    ----------------    ---------------
                   Net cash provided by financing activities                    1,894,672           4,387,821         3,560,309

INCREASE IN CASH AND CASH EQUIVALENTS                                              25,998             375,732            82,993
CASH AND CASH EQUIVALENTS,
    beginning of year                                                             663,032             287,300           204,307
                                                                             -------------     -----------------    --------------
CASH AND CASH EQUIVALENTS,
     end of year                                                             $    689,030      $      663,032       $   287,300
                                                                             =============     =================    ==============
CASH PAID FOR INTEREST                                                       $  2,811,677      $    2,041,630       $   758,226
                                                                             =============     =================    ==============

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
          ("RigWest"),  GulfWest  Texas  Company  ("GWT"),  both formed in 1996;
          DutchWest  Oil  Company  formed  in 1997;  SETEX  Oil and Gas  Company
          ("SETEX") formed August 11, 1998; Southeast Texas Oil and Gas Company,
          L.L.C.  ("Setex LLC") acquired September 1, 1998; GulfWest Oil and Gas
          Company  formed  February 18, 1999;  LTW Pipeline Co. formed April 19,
          1999; GulfWest Development Company ("GWD") formed November 9, 2000 and
          GulfWest Oil and Gas Company  (Louisiana)  LLC,  formed July 31, 2001.
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
                                      F-11

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies - continued

     Other Property and Equipment - continued

          Capitalized costs relating to other properties and equipment:

                                            2001                 2000
                                      ------------------    ----------------
Automobiles                           $      446,055        $     448,598
Office equipment                             126,690              111,477
Gathering system                             529,486              481,311
Well servicing equipment                   1,249,935              919,817
                                      ------------------    ----------------
                                           2,352,166            1,961,203

Less accumulated depreciation               (937,488)            (684,327)
                                      ------------------    ----------------

Net capitalized cost                  $    1,414,678        $   1,276,876
                                      ==================    ================

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

Note 2. Operations and Management Plans

               At December 31, 2001, the Company's current liabilities  exceeded its  current  assets  by  $10,286,503.  The  Company  had a profit  of
          $988,041 compared to a profit of $352,774 at December 31, 2000.

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

                                      F14

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Cost of Oil and Gas Properties

               The following  tables set forth certain  information with respect to the  Company's  oil and gas  producing  activities  for the periods presented:

         Capitalized Costs Relating to Oil and Gas Producing Activities:
                                                                            2001               2000
                                                                            ----               ----

            Unproved oil and gas properties                           $     440,033    $         384,240
            Proved oil and gas properties                                48,702,656           28,540,631
            Support equipment and facilities                              2,902,489            1,970,178
                                                                      --------------      ---------------
                                                                         52,045,178           30,895,049
            Less accumulated depreciation,
              depletion and amortization                                 (5,297,763)          (3,365,182)
                                                                      --------------      --------------
            Net capitalized costs                                     $  46,747,415       $   27,529,867
                                                                        ===========       ==============

          Results of Operations for Oil and Gas Producing Activities:

                                                              2001                2000                 1999
                                                              ----                ----                 ----
           Oil and gas sales                             $   12,426,103      $     8,445,932      $    2,533,304
           Production costs                                  (5,155,500)          (3,377,583)         (1,399,710)
           Depreciation, depletion and amortization          (2,018,890)          (1,030,635)           (524,295)
           Income tax expense                                    _                    _                    _
                                                         ----------------    ----------------     ----------------
           Results of operations for oil and gas
                 producing activities - income           $    5,251,713     $      4,037,714      $      609,299
                                                         ================    ================     ================

            Costs Incurred in Oil and Gas Producing Activities:
                                                              2001                2000                 1999
                                                              ----                ----                 ----
                Property Acquisitions
                  Proved                                 $   15,236,808      $   5,874,199       $   11,006,257

                  Unproved                                      154,076            122,837                1,568
                Development Costs                             6,317,527          4,814,317            1,041,858
                                                         ----------------    ----------------     ----------------
                                                         $   21,708,411      $  10,811,353       $  12,049,683
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
          On the same date, the Company  transferred  its ownership  interest in these properties to its wholly owned subsidiary,  GulfWest Oil and Gas
          Company.

               Supplemental  unaudited pro forma information (under the purchase method of  accounting)  presenting  the results of operations  for the years ended  December 31, 1999, as if the Pozo  Resources  transaction had  occurred  as of January 1, 1999:

                                                                   Year Ended
                                                                  December  31,
                                                                       1999
                                                                 --------------
          Operating Revenues                                     $   3,885,644
          Operating Expenses                                         5,169,105
                                                                 --------------
          Income (loss) from operations                             (1,283,461)
          Other income and expense                                  (2,091,662)
          Income taxes                                           --------------
          Net income (loss)                                      $  (3,375,123)
                                                                 =============
          Earnings (loss) per share - basic and diluted          $        (.48)
                                                                 ==============

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

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Cost of Oil and Gas Properties - continued

               Effective July 1, 2001, the Company acquired interests in oil and gas properties located in Texas and Louisiana from an unrelated party,
          Grand Goldking L.L.C. The acquisition cost was $15,077,358, consisting of 9,000 shares of Series E preferred  stock valued at $4,500,000  and
          $10,000,000  in debt.  In  addition,  the  Company  paid  $545,300  in commissions to unrelated parties. The commissions were paid by issuing
          10,000  shares of common  stock  valued at  $8,800,  150,000  warrants
          valued  at  $91,500  and  $445,000  in  cash.  The  Company   incurred
          additional  cash costs of $33,058 related to the  acquisition.  On the same date,  the Company  transferred  its ownership  interest in these properties  to its  wholly  owned  subsidiary,  GulfWest  Oil  and Gas
          Company.

               Supplemental  unaudited pro forma information (under the purchase method of  accounting)  presenting  the results of operations  for the years  ended  December  31,  2001 and 2000,  as if the Grand  Goldking
          acquisition had occurred as of January 1, 2001 and 2000:

                                                 Year Ended          Year Ended
                                                December 31,        December 31,
                                                    2001                2000
                                              -----------------    ----------------
Operating revenues                            $   15,649,329       $   16, 343,559
Operating expenses                                10,652,222             9,027,278
                                              -----------------    ----------------
Income from operations                             4,997,107             7,316,281
Other income and expense                          (3,325,166)           (3,011,243)
Income taxes                                         -                    -
                                              -----------------    ----------------
Net income                                         1,671,941             4,305,038
Preferred dividends                                 (112,500)             (112,500)
                                              -----------------    ----------------
Net income to common shareholders             $    1,559,441       $     4,192,538
                                              =================    ================
Earnings per share
     Basic                                    $         0.08       $         0.24
                                              =================    ================
     Diluted                                  $         0.07       $         0.21
                                              =================    ================

Note 4. Accrued Expenses

           Accrued expenses consisted of the following:

                                                 December 31,     December 31,
                                                     2001             2000
                                                 ------------     -------------
                   Payroll and payroll taxes     $   3,910        $    15,569
                   Interest                        194,761            296,989
                   Professional fees                45,000             42,000
                   Sales taxes                        -                 1,056
                                                 ------------     -------------

                                                 $ 243,671        $   355,614
                                                 ============     ============

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
             2000); 18% past due rate, payable monthly.  Secured by
             oil and gas properties; past due; retired February, 2001.                                            45,000

          Promissory note payable to a director of the Company at 10%; payable on
             demand; unsecured; retired May, 2001.                                                               500,000

          Promissory note payable to a director of the Company at 8.5%;
             due April, 2001; unsecured; retired May, 2001.                                                      200,000

          Promissory note payable to an unrelated party at 10%; payable on demand;
             unsecured; retired May, 2001.                                                                       100,000

          Promissory note payable to an unrelated party at 10%; due January, 2001;
             unsecured; retired May, 2001.                                                                       250,000

          Non-interest bearing note payable to an unrelated party; payable out of 50%
             of the net transportation revenues from a certain natural gas pipeline; no
             due date.                                                                       40,300               40,300

          Note payable to a bank at 11%; due March, 2001; secured by the
             guaranty of three directors of the Company; retired March, 2001.                                    500,000

          Note payable to a bank with monthly principal payments of $13,889; interest at prime plus 1%; due March, 2002; secured by the guaranty of three
             directors of the Company.                                                      374,999

          Promissory note payable to a director of the Company at 8%; due May, 2001;
             unsecured.                                                                      40,000

          Promissory note payable to an unrelated party at 10%; payable on demand;
             unsecured.                                                                     115,000

          Line of credit (up to $2,500,000) to a bank; due October, 2002; secured by guaranty of a director; interest at prime rate, less .25% (prime rate
             4.75% at December 31, 2001).                                                 2,251,192

          Promissory note to an unrelated party at 10%; due and retired in January, 2002.    39,529
                                                                                         ------------          ---------

                                                                                         $2,861,020          $ 1,635,300
                                                                                         ============        =============

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

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Notes Payable and Long-Term Debt

          Long-term debt is as follows - continued:
                                                                                               2001                 2000
                                                                                          ---------------      ---------
          Note payable to a bank with monthly principal payments of $15,000;
             interest at prime plus 1% (prime rate 4.75% at December 31, 2001);
             in October, 2001 monthly principal payments became $36,000 and interest prime plus 1% with a minimum prime rate of 5.50%; final payment due November, 2003; secured by related oil and gas
             properties.                                                                     2,392,000            2,085,000

          Note payable to unrelated party to finance salt-water disposal well with monthly installments of $4,540, including interest at 10% per annum;
             final payment due January, 2005; secured by related well.                         149,325

          Note payable to a related party to finance equipment with monthly installments of $5,109, including interest at 13.75% per annum;
             final payment due February, 2004; secured by related equipment.                   114,324

          Note payable to a related party to finance equipment with monthly installments of $608, including interest at 11% per annum; final
             payment due February, 2004; secured by related equipment.                          14,002
                                                                                          ---------------     -----------

                                                                                            32,830,232           21,491,787
     Less current portion                                                                   (6,288,275)          (3,414,416)
                                                                                          --------------       --------------
     Total long-term debt                                                                 $ 26,541,957         $ 18,077,371
                                                                                          ============          ===========

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
                                                                                            ---------------
                                                                                               $ 32,830,232
                                                                                            ===============

               The  February,   2002  payment  was  made  by  selling  producing
          properties  with a carrying value at December 31, 2001 of $446,419 for
          $550,000 on March 18, 2002 and by paying  $450,000 in cash on April 4,
          2002.
                                      F-20

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Stockholders' Equity

          Common Stock                                                                       2001              2000
          ------------                                                                 -------------     ---------------

               Par value $.001; 40,000,000 shares authorized;
                 18,492,541 and 18,445,041 shares issued and
                 outstanding as of December 31, 2001 and
                 2000, respectively.                                                   $     18,493        $      18,445
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
                                                                                        ===============   ============

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

                             2002         2003       2004       2005         2006        Thereafter          Total
                         ---------    ----------   --------   ---------   --------      -----------       ---------
               $  .75                              432,000                                150,000            582,000
               $  .83                                                      184,000                           184,000
               $ 1.13                                         100,000                                        100,000
               $ 1.20                                         106,000                                        106,000
               $ 1.81                                                                      60,000             60,000
               $ 3.00      65,000                                                                             65,000
                           ------     ----------   --------   ---------   --------      ------------      ----------
                           65,000                  432,000    206,000      184,000        210,000          1,097,000
                           ======     ==========   ========   =========   ==========    ============      ==========

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

                                        2001                             2000                             1999
                            ------------------------------    ---------------------------    --------------------------------
                            ------------ -- --------------    ----------- -- ------------    ------------ -- ----------------
                              Wtd Avg                          Wtd Avg                         Wtd Avg
                              Prices           Number           Prices         Number          Prices            Number
                            ------------    --------------    -----------    ------------    ------------    ----------------
                            ------------    --------------    -----------    ------------    ------------    ----------------
Balance, January 1          $    2.31         1,392,254          $ 2.53        1,369,754        $ 3.16          2,888,343
       Warrants issued      $     .75           150,000          $ 1.86          170,000        $ 1.09            694,254
       Warrants exercised
            or expired      $    2.22          (235,500)         $ 2.65         (147,500)       $ 2.90         (2,212,843)
                                            --------------                   ------------                    ----------------
                                            --------------                   ------------                    ----------------

Balance, December 31        $    2.15        1,306,754           $ 2.31        1,392,254        $ 2.53          1,369,754
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
     compensation.  If the  Company had used the fair value  method  required by
     SFAS 123, the Company's net income (loss) and per share  information  would
     approximate   the   following   amounts:

                                             2001                           2000                          1999
                                             ----                           ----                          ----
                                 As Reported       Pro Forma    As Reported      Pro Forma     As Reported      Pro Forma
                                 -----------       ---------    -----------      ---------     -----------      ---------
      SFAS 123 compensation
      cost                       $                 $  99,360    $                $  265,620    $                $  312,749

      APB 25 compensation
      cost                       $                 $            $                $             $                $

      Net income (loss)          $   988,041       $  888,681   $  352,774       $  87,154     $(2,269,506)     $(2,582,255)

      Income loss per
        common share - basic     $      .05        $      .05   $      .02       $     .00      $     (.34)     $      (.38)

      Income (loss) per common
        common share - diluted   $      .05        $      .04   $      .02       $     .00      $     (.34)     $      (.38)

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

               2001 2000 1999 ---- ---- ---- Net  income  (loss) $  1,044,291  $
          352,774 $ (2,269,506)  Preferred stock dividends  (56,250) - (450,684)
          ------------------  ------------------ ----------------- Income (loss)
          available  to common  shareholders  (numerator)  $ 988,041 $ 352,774 $
          (2,720,190)  ==================  ==================  =================
          Weighted-average   number  of   shares   of   common   stock  -  basic
          (denominator)   18,464,343  17,293,848  7,953,147   ------------------
          ------------------ ----------------- Income (loss) per share - basic $
          0.05   $   .02   $   (0.34)   ==================    ==================
          =================

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

                                                             December 31,            December 31,
                                                                 2001                    2000
                                                                 ----                    ----
Deferred tax assets
    Provision for bad debts                                  $    251,763           $     251,763
    Net operating loss carryforwards                            3,843,135               4,056,444
    Oil and gas properties                                        617,780                 602,900
    Capital loss carryforwards                                    114,997                 103,344

Deferred tax liability                                           (158,978)                  -
                                                          --------------------    --------------------
Net deferred tax assets before
    valuation allowance                                         4,668,697               5,014,451
Valuation allowance                                            (4,668,697)             (5,014,451)
                                                          --------------------    --------------------
Net deferred tax assets (liabilities)                     $        -              $         -
                                                          ====================    ====================

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
          December 31, 2001, 2000 and 1999.

                                                            2001                 2000                1999
                                                            ----                 ----                ----

Tax benefit calculated at statutory rate               $    355,059          $     119,943      $     (771,632)

Increase (reductions) in taxes due to:

    Effect of net operating loss carryforwards                                     (45,176)
    Effect on non-deductible expenses                        18,157                 43,133              50,479
    Change in valuation allowance                          (345,754)               (60,422)            621,076
    Other                                                   (27,462)               (57,478)            100,077
                                                       ----------------    -----------------   -----------------

Current federal income tax provision                   $       -           $       -           $        -
                                                       ================    =================   =================

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

                                                             2001                    2000                    1999
                                                      -------------------     -------------------     --------------------

Future cash inflows                                   $      199,162,921      $      318,504,931      $      119,006,567

Future production and development costs
   Production                                                 77,526,278              97,465,972              42,544,454
   Development                                                23,610,596              13,400,359               9,903,729
                                                      -------------------     -------------------     --------------------

Future cash flows before income taxes                         98,026,047             207,638,600              66,558,384
Future income taxes                                          (13,281,358)            (56,466,527)            (11,847,076)
                                                      -------------------     -------------------     --------------------

Future net cash flows after income taxes                      84,744,689             151,172,073              54,711,308
10% annual discount for estimated
  timing of cash flows                                       (35,895,306)            (60,790,946)            (23,755,909)
                                                      -------------------     -------------------     --------------------

Standardized measure of discounted
  future net cash flows                               $       48,849,383      $       90,381,127      $       30,955,399
                                                      ===================     ===================     ====================

          The following  reconciles  the change in the  standardized  measure of discounted future net cash flows:

Beginning of year                                    $    90,381,127      $  30,955,399           $    5,189,608

Changes from:
   Purchases                                              27,032,359         18,483,582               14,211,998
   Sales                                                    (443,324)
   Extensions, discoveries and improved
    recovery, less related costs                             427,192         10,727,329                4,798,128
   Sales of oil and gas produced net of
       production costs                                   (7,270,603)        (5,068,349)              (1,133,594)
   Revision of quantity estimates                         (1,783,276)         7,365,348                7,363,300
   Accretion of discount                                  12,414,073          3,765,842                  518,961
   Change in income taxes                                 26,109,535        (27,056,577)              (6,703,020)
   Changes in estimated future
       development costs                                  (6,360,990)          (504,445)              (1,434,291)
  Development costs incurred that
       reduced future development costs                    5,945,369          4,359,405                1,012,141
  Change in sales and transfer prices,
       net of production costs                           (89,573,528)        38,543,222                6,348,062
  Changes in production rates (timing)
       and other                                          (8,028,551)         8,810,371                  784,106
                                                     ----------------    ---------------------    --------------------
 End of year                                         $    48,849,383     $   90,381,127           $   30,955,399
                                                     ================    =====================    ====================
                                      F29

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Quarterly Results (Unaudited)

               Summary  data  relating  to the  results of  operations  for each quarter for the years ended December 31, 2001and 2000 follows:

                                                                        Three Months Ended
                                            ----------------------------------------------------------------------------
                                            ----------------    ----------------    ----------------    ----------------
                                               March 31             June 30          September 30         December 31
                                            ----------------    ----------------    ----------------    ----------------
        2001
             Operating revenues             $     3,057,739     $     3,455,882     $     3,669,203     $     2,807,757
             Income from operations                 930,784           1,218,002           1,083,789             219,300
             Net income (loss)                   (2,409,567)          1,919,735           1,671,994            (194,121)
             Income (loss) per common
                share - basic               $         (0.13)    $          0.10     $          0.09     $         (0.01)
                          - diluted         $         (0.13)    $          0.10     $          0.08     $          (0.01)

        2000
             Operating revenues             $     1,618,456     $     2,124,077     $     2,291,848     $     2,949,794
             Income from operations                 308,225             604,294             747,797             803,701
             Net income (loss)                      (70,328)             82,186             140,363             200,553
             Income (loss) per common
                share - basic and diluted   $         (0.00)    $          0.00     $          0.01     $          0.01

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
November 11, 2002

                                      F-31

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                          BALANCE                                                   BALANCE
                                       AT BEGINNING                                                  AT END
                                            OF              PROVISIONS/        RECOVERIES/             OF
DESCRIPTION                               PERIOD             ADDITIONS         DEDUCTIONS            PERIOD
----------------------------------   -----------------   ----------------   ----------------   ---------------
For the year ended

  December 31, 1999:

   Accounts and notes receivable -
   related parties                   $        700,230     $                  $                  $       700,230
                                     ==================   ================   ================   =================
   Valuation allowance for
   deferred tax assets               $      4,453,797     $      621,076     $                  $     5,074,873
                                     ==================   ================   ================   =================

For the year ended

  December 31, 2000:

   Accounts  and notes  receivable
   related parties                   $        700,230     $       40,248     $                  $       740,478
                                     ==================   ================   ================   =================
   Valuation allowance for
   deferred tax assets               $      5,074,873     $      (60,422)    $                  $     5,014,451
                                     ==================   ================   ================   =================

For the year ended

  December 31, 2001:

   Accounts  and notes  receivable
   related parties                   $        740,478    $                   $                   $      740,478
                                     ==================   ================   ================   =================
   Valuation allowance for
   deferred tax assets               $      5,014,451    $      (186,776)    $                   $    4,827,675
                                     ==================   ================   ================   =================

                                      F-32

                                 CERTIFICATIONS

I, Thomas R. Kaetzer, certify that:

     1.   I have reviewed this amended  annual report on Form 10-K/A of GulfWest
          Energy Inc.;

     2.   Based on my knowledge,  this annual report does not contain any untrue statement  of a  material  fact  or  omit to  state  a  material  fact necessary to make the statements  made, in light of the  circumstances under which such  statements were made, not misleading with respect to the period covered by this annual report;

     3.   Based on my knowledge,  the financial statements,  and other financial information  included in this  annual  report,  fairly  present in all material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods  presented in this annual report;

     4.   The registrant's  other certifying  officers and I are responsible for establishing  and maintaining  disclosure  controls and procedures (as defined in Exchange  Act Rules  13a-14 and 15d-14) for the  registrant and have:

          a)   designed such  disclosure  controls and procedures to ensure that material  information  relating to the registrant,  including its consolidated  subsidiaries,  is made known to us by others within those  entities,  particularly  during  the  period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and  procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

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

     6.   The  registrant's  other  certifying  officers and I have indicated in this annual report whether there were significant  changes in internal controls or in other factors that could significantly  affect internal controls  subsequent  to the  date  of  our  most  recent  evaluation,
          including   any   corrective   actions  with  regard  to   significant
          deficiencies and material weaknesses.

Date: November 18, 2002

                                         /s/ Thomas R. Kaetzer
                                         -----------------------------------
                                         Thomas R. Kaetzer
                                         President and Chief Executive Officer

                                 CERTIFICATIONS

I, Richard L. Creel, certify that:

     1.   I have reviewed this amended  annual report on Form 10-K/A of GulfWest
          Energy Inc.;

     2.   Based on my knowledge,  this annual report does not contain any untrue statement  of a  material  fact  or  omit to  state  a  material  fact necessary to make the statements  made, in light of the  circumstances under which such  statements were made, not misleading with respect to the period covered by this annual report;

     3.   Based on my knowledge,  the financial statements,  and other financial information  included in this  annual  report,  fairly  present in all material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods  presented in this annual report;

     4.   The registrant's  other certifying  officers and I are responsible for establishing  and maintaining  disclosure  controls and procedures (as defined in Exchange  Act Rules  13a-14 and 15d-14) for the  registrant and have:

          a)   designed such  disclosure  controls and procedures to ensure that material  information  relating to the registrant,  including its consolidated  subsidiaries,  is made known to us by others within those  entities,  particularly  during  the  period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and  procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)   presented  in  this  annual  report  our  conclusions  about  the effectiveness of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date.

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

     6.   The  registrant's  other  certifying  officers and I have indicated in this annual report whether there were significant  changes in internal controls or in other factors that could significantly  affect internal controls  subsequent  to the  date  of  our  most  recent  evaluation,
          including   any   corrective   actions  with  regard  to   significant
          deficiencies and material weaknesses.

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

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Re: Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002

In connection with the accompanying amended report on Form 10-K/A for the period ended December 31, 2001,  and filed with the Securities and Exchange  Commission on the date hereof (the "Report"),  We, Thomas R. Kaetzer,  President and CEO of
GulfWest Energy Inc. (the  "Company"),  and Richard L. Creel,  Vice President of
Finance of the Company hereby certify that:

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