Form 10-K
period 2002-12-31
GULFWEST ENERGY INC
filed 2003-04-11
CIK 813779

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002
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

     Indicate by check mark whether the registrant is an  accelerated  filer (as defined in Rule 12-b2 of the Act).
                                  Yes _ No X

     The  aggregate  market  value of  voting  stock of the  Registrant  held by non-affiliates, computed by reference to the closing price of such stock on June
28, 2002, was approximately  $3,543,451.  For purposes of this computation,  all executive  officers,  directors and ten percent (10%)  beneficial  owners of the
Registrant are deemed to be affiliates.  Such determination should not be deemed an admission  that such  executive  officers,  directors  and ten percent  (10%)
beneficial owners are affiliates.

     Indicate  the  number of  shares  outstanding  of each of the  Registrant's classes of common stock: Class A Common Stock $.001 par value: 18,492,541 shares on April 9, 2003.

                      DOCUMENTS INCORPORATED BY REFERENCE:

The  registrant's  definitive  Proxy  Statement  pertaining  to the 2003  Annual
Meeting of  Shareholders  (the "Proxy  Statement")  and filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation  14A is incorporated herein by reference into Part III.

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

     Since  we  made  our  first  significant   acquisition  in  1993,  we  have
substantially  increased our ownership in producing  properties and the value of our crude oil and natural gas reserves through a combination of acquisitions and the further  exploitation  and  development of our  properties.  At December 31,
2002, our part of the estimated  proved  reserves these  properties  contain was approximately  5.5 million  barrels  (MBbl) of oil and 34.1  billion  cubic feet
(Bcf) of  natural  gas with a Present  Value  discounted  10%  (PV-10)  of $98.9 million.  At  present,  all of our  properties  are  located  on land in  Texas,
Colorado,  Louisiana  and  Oklahoma,  except  for the  property  on Grand  Lake,
Louisiana.  In the future, we plan to expand by acquiring additional  properties in those areas, and in similar  properties  located in other areas of the United
States.

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

          Continued  Acquisition  Program.  We acquired properties in four crude oil and  natural  gas fields in Texas and  Louisiana  in the year 2001.  We intend  to  continue  to pursue  interests  in crude  oil and  natural  gas properties  (i) held by small,  under-capitalized  operators and (ii) being divested by larger independent and major oil and gas companies.

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

          Significant Operating Control.  Currently,  we are the operator of all the wells,  except two, in which we own working  interests.  This operating control  enables  us to  better  manage  the  nature,  timing  and costs of development of such wells, and the marketing of the resulting production.

          Ownership of Workover  Rigs. We currently own three  workover  service rigs and one  swabbing  unit that we operate  for our own account and under contract for other parties. By owning and operating this equipment,  we are better able to control  costs,  quality of operations and  availability  of equipment and services.  We intend to purchase  additional  service rigs as needed to accommodate our acquisition and development programs.

          Greater Natural Gas Ownership. At December 31, 2002, our reserves were comprised of 49% crude oil and 51% natural gas. We will  continue to expand our role in the domestic  natural gas industry by (i) acquiring  additional interests in natural gas  properties,  (ii)  increasing  the production and reserve base of our existing  natural gas  properties,  and (iii) acquiring ownership  of more  natural gas  gathering  systems and  pipelines.  We are presently  focusing our workover and development  efforts on both crude oil and natural gas  reserves to take  advantage  of the higher  prices of both commodities.  We are also seeking to expand our  ownership of gas gathering systems and pipelines  located in our main field areas. Our goal is to have greater  control of our natural gas  transportation  and marketing,  and an expanded  role in the  transportation  of  natural  gas  produced  by other parties in our area of operations.

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

Our Employees.

     At December 31, 2002, we had 44 full time salaried and contract  employees, of whom 32 were field personnel.

Our Executive Officers.

     See Item 10 of this report,  which  information is  incorporated  herein by reference.

ITEM 2. Our Properties.

     At December 31, 2002, we owned an average 92% working interest in 291 gross wells (269 net wells). Gross wells are the total wells in which we own a working interest.  Net wells are the sum of the fractional  working  interests we own in gross wells. Our part of the estimated proved reserves these properties  contain was  approximately 5.5 million barrels (MBbl) of oil and 34.1 billion cubic feet
(Bcf) of natural gas.  Substantially all of our properties are located in Texas,
Colorado, Louisiana and Oklahoma.

Proved Reserves.

     The following  table reflects our estimated  proved reserves at December 31 for each of the preceding three years.

                                               2002           2001        2000
                                               ----           ----        ----

                        Crude Oil (MBbl)
                               Developed      4,026          3,940       2,884
                             Undeveloped      1,496          1,932       1,692
                                            ---------      --------    --------
                                   Total      5,522          5,872       4,576
                                            =========      ========    ========
                      Natural Gas (MMcf)
                               Developed     25,374         21,204      15,142
                             Undeveloped      8,785         18,054       9,670
                                            ---------      --------    --------
                                   Total     34,159         39,258      24,812
                                            =========      ========    ========
                            Total (MBOE)     11,215         12,415       8,711
                                            =========      ========    ========

          (a)  Approximately 74% of our total proved reserves were classified as proved developed at December 31, 2002.

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

                                                            2002                  2001                  2000
                                                     --------------------  --------------------  -------------------

Future cash inflows                                  $     308,381,837     $     199,162,921     $    318,504,931

Future production and development costs-
  Production                                               105,629,872            77,526,278           97,465,972
  Development                                               23,350,811            23,610,596           13,400,359
                                                     --------------------  --------------------  -------------------
Future net cash flows before income taxes                  179,401,154            98,026,047          207,638,600
Future income taxes                                        (38,611,577)          (13,281,358)         (56,466,527)
                                                     --------------------  --------------------  -------------------

Future net cash flows after income taxes                   140,789,577            84,744,689          151,172,073
10% annual discount for estimated timing
  of cash flows                                            (63,165,742)          (35,895,306)         (60,790,946)
                                                    --------------------  --------------------  -------------------
Standardized measure of discounted
 Future net cash flows(1)                           $       77,623,835    $       48,849,383    $      90,381,127
                                                    ====================  ====================  ===================

(1)  The average prices of our proved reserves were $28.72 per Bbl and $4.43 per
     Mcf, $17.67 per Bbl and $2.43 per Mcf, and $23.81 per Bbl and $8.45 per Mcf
     at December 31, 2002, 2001 and 2000, respectively.

Significant Properties.

     Summary  information  on our properties  with proved  reserves is set forth below as of December 31, 2002.

                        Productive Wells                            Proved Reserves                            Present
                 ------------------------------   ------------------------------------------------------ ----------------
                     Gross            Net                                                                  Value (1)
                   Productive      Productive         Crude               Natural
                     Wells           Wells             Oil                  Gas             Total             Amount
                 --------------  --------------   ----------------     --------------  ----------------   ---------------
                                                      (MBbl)              (MMcf)            (MBOE)             ($M)

Texas                 206           199.76           3,401                19,356            6,627          $     56,425
Colorado               39            26.57             355                 6,180            1,385                 9,101
Oklahoma               27            27.00             146                   -                146                 1,159
Louisiana              17            16.88           1,614                 8,623            3,051                32,152
Mississippi             1              .38               6                   -                  6                    62
                 --------------  --------------   ----------------    ---------------  ----------------   --------------
          Total       290           270.59           5,522                34,159           11,215          $     98,899
                 ==============  ==============   ================    ===============  ================   ==============

(1)  The average prices of our proved reserves were $28.72 per Bbl and $4.43 per
     Mcf at December 31, 2002.

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

Production, Revenue and Price History.

     The  following  table sets forth  information  (associated  with our proved reserves)  regarding  production  volumes of crude oil and natural gas, revenues and expenses  attributable  to such  production  (all net to our  interests) and certain price and cost  information  for the years ended December 31, 2002, 2001 and 2000.

                                              2002                2001                2000
                                         ----------------    ----------------    ----------------

Production
    Oil (Bbl)                                  278,374             294,276             165,031
    Natural gas (Mcf)                        1,487,048           1,594,899           1,111,639
        Total (BOE)                            526,215             560,092             350,304
                                         ----------------    ----------------    ----------------
Revenue
    Oil production                       $   5,859,568       $   6,690,338       $   4,320,943
    Natural gas production                   4,587,601           5,735,765           4,124,989
                                         ----------------    ----------------    ----------------
         Total                           $  10,447,169       $  12,426,103       $   8,445,932

Operating Expenses                       $   5,430,205       $   5,155,500       $   3,377,583

Production Data
    Average sales price
        Per barrel of oil                $      21.05        $      22.73        $       26.18
        Per Mcf of natural gas                   3.09                3.60                 3.71
        Per BOE                                 19.85               22.19                24.11

    Average expenses per BOE
        Lease operating                         10.32                9.20                 9.64
        Depreciation, depletion and
        amortization                             5.13                4.45                 3.83
        General and administrative       $       3.28        $       3.05        $        4.53

Productive Wells at December 31, 2002:

     The  following  table  shows  the  number  of  productive  wells  we own by location:

                       Gross            Net            Gross             Net
                     Oil Wells       Oil Wells       Gas Wells        Gas Wells
                    ------------    ------------    -------------   ------------

Texas                       118          116.11               88           85.65
Colorado                     18           11.42               21           15.15
Oklahoma                     27           27.00                -               -
Louisiana                    14           13.88                3            3.00
Mississippi                   1             .38                -               -
                    ------------    ------------    -------------    -----------
     Total                  178          168.79              112          103.80
                    ============    ============    =============    ===========

Developed Acreage at December 31, 2002.

     The following  table shows the developed  acreage that we own, by location, which is acreage  spaced or assigned to  productive  wells.  Gross acres are the total  acres in which we own a  working  interest.  Net acres are the sum of the fractional working interests we own in gross acres.

                                           Gross Acres                 Net Acres
                                           -----------                ----------

         Texas                                19,260                     14,826
         Colorado                              5,000                      2,700
                                           ----------                 ----------
         Louisiana                             1,695                      1,256
         Oklahoma                                900                        684
                                           ----------                 ----------

                  Total                       26,855                     19,466
                                           ==========                 ==========

Undeveloped Acreage at December 31, 2002.

     The following table shows the undeveloped acreage that we own, by location.
Undeveloped acreage is acreage on which wells have not been drilled or completed to a point that would permit the  production of  commercial  quantities of crude oil and natural gas.

                                          Gross Acres                 Net Acres
                                          -----------                ----------

         Texas                               22,910                      17,800
         Colorado                            10,000                       6,000
         Louisiana                              440                         314
         Oklahoma                               900                         684
                                          -----------                -----------
                  Total                      34,250                      24,798
                                          ===========                ===========

Drilling Results.

     In 2002,  we drilled  one  exploratory  well,  in which we own 18%  working interest,  that resulted in a dry hole and one development well, in which we own
100% working  interest,  that is productive.  We drilled three wells in 2001 and six in 2000, all of which were development  wells and are currently  productive.
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

     We have incurred net losses in the past and there can be no assurance  that we will be profitable in the future.

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

     Approximately  26% of our total  estimated  proved reserves at December 31,
2002 were proved undeveloped reserves, which are by their nature less certain.

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

     The estimates of our proved reserves and the future net revenues from which the present  value of our  properties  is derived were  calculated  based on the actual  prices of our  various  properties  on a  property-by-property  basis at
December 31, 2002. The average  prices of all properties  were $28.72 per barrel of oil and $4.43 per thousand cubic feet (Mcf) of natural gas at that date.

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

     As of  April  9,  2003,  we had a total of  8,000  shares  of our  Series D
Preferred  Stock and 9,000  shares of our Series E  Preferred  Stock  issued and outstanding, both par value $.01 and liquidation value $500 per share. The 8,000 shares of Series D Preferred Stock are held by Steven M. Morris, a director, and the 9,000 shares of Series E Preferred Stock are held by J. Virgil  Waggoner,  a director.  The Series D and E  Preferred  Stock are  senior to our common  stock regarding  liquidation.  The holders of the  preferred  stock do not have voting rights  or  preemptive  rights  nor are  they  subject  to the  benefits  of any retirement or sinking fund.

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

     The Series E Preferred  Stock is entitled to receive  dividends at the rate of $12.50 per share per annum,  payable quarterly.  The Series E Preferred Stock is redeemable in whole or in part at any time, at our option, at a price of $500 per share,  plus all accrued and  undeclared or unpaid  dividends;  except that, after two years from the date of the original  issuance and prior to  redemption of  remaining  shares by the  Company,  the  holders of record  shall be given a
60-day written notice of our intent to redeem and the opportunity to convert the
Series E Preferred Stock to common stock.  The conversion price for the Series E
Preferred Stock shall be $2.00 per share of common stock. At April 9, 2003, none of the 9,000 outstanding shares of Series E Preferred Stock had been redeemed or converted.  On a fully converted  basis,  the 9,000 shares of Series E Preferred
Stock would convert to 2,250,000 shares of common stock.

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

     We are  authorized to issue  40,000,000  shares of common stock,  $.001 par value per share.  As of April 9, 2003,  there were  18,492,541  shares of common stock issued and outstanding.  Since the holders of our common stock do not have cumulative  voting  rights,  the holder(s) of a majority of the shares of common stock present,  in person or by proxy,  will be able to elect all of the members of our board of directors. The holders of shares of our common stock do not have preemptive rights or rights to convert their common stock into other securities.
At December 31, 2002, we had  outstanding  warrants and options for the purchase of  3,248,754  shares of common  stock at prices  ranging from $.75 to $6.00 per share,  including  employee stock options to purchase 1,067,000 shares at prices ranging  from  $.75 to $1.81  per  share.  If we issue  additional  shares,  the existing  shareholders'  percentage  ownership  of the  Company  may be  further diluted.

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

ITEM 3. Legal Proceedings.

     From time to time, we are involved in litigation relating to claims arising out of our  operations  or from  disputes  with vendors in the normal  course of business. As of April 9, 2003, we were not engaged in any legal proceedings that are  expected,  individually  or in the  aggregate,  to have a material  adverse effect on us.

ITEM 4. Submission of Matters to a Vote of Security Holders.

     We did not submit any matters to a vote of our security  holders during the fourth quarter of the fiscal year ended December 31, 2002.

                                     PART II

ITEM 5. Market for Our Common Stock and Related Stockholder Matters.

     Our common stock is traded  over-the-counter  under the symbol "GULF".  The high and low trading prices for the common stock for each quarter in 2002,  2001 and 2000 are set forth  below.  The  trading  prices  represent  prices  between dealers,  without  retail  mark-ups,  mark-downs,  or  commissions,  and may not necessarily represent actual transactions.

                                                         High              Low
                                                         ----              ---
                  2002
                  ----
                  First Quarter                          $.66             $.55
                  Second Quarter                          .60              .46
                  Third Quarter                           .51              .20
                  Fourth Quarter                          .44              .32

                  2001
                  ----
                  First Quarter                         $1.46             $.39
                  Second Quarter                         1.01              .53
                  Third Quarter                           .96              .48
                  Fourth Quarter                          .72              .58

                  2000
                  ----
                  First Quarter                         $1.81             $.75
                  Second Quarter                         2.00             1.25
                  Third Quarter                          1.63             1.13
                  Fourth Quarter                         1.69              .88

     We are authorized to issue  40,000,000  shares of Class A common stock, par value  $.001 per share (the  "common  stock").  As of April 9, 2003,  there were
18,492,541   shares  of  common  stock  issued  and   outstanding  and  held  by
approximately 580 beneficial owners. Our common stock is traded over-the-counter
(OTC)  under the  symbol  "GULF".  Fidelity  Transfer  Company,  1800 South West
Temple,  Suite 301, Box 53, Salt Lake City,  Utah 84115,  (801)  484-7222 is the
transfer agent for the common stock.

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

Preferred Stock.

     Our board of directors is authorized,  without further  shareholder action, to issue  preferred  stock in one or more series and to  designate  the dividend rate, voting rights and other rights,  preferences and restrictions of each such series.  As of April 9, 2003, we had a total of 17,000 shares of preferred stock issued and outstanding,  including 8,000 of our Series D and 9,000 of our Series

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

     The Series E Preferred  Stock is entitled to receive  dividends at the rate of $12.50 per share per annum,  payable quarterly.  The Series E Preferred Stock is redeemable in whole or in part at any time, at our option, at a price of $500 per share,  plus all accrued and  undeclared or unpaid  dividends;  except that, after two years from the date of the original  issuance and prior to  redemption of  remaining  shares by the  Company,  the  holders of record  shall be given a
60-day written notice of our intent to redeem and the opportunity to convert the
Series E Preferred Stock to common stock.  The conversion price for the Series E
Preferred Stock shall be $2.00 per share of common stock. At April 9, 2003, none of the 9,000 outstanding shares of Series E Preferred Stock had been redeemed or converted.  On a fully converted  basis,  the 9,000 shares of Series E Preferred
Stock would convert to 2,225,000 shares of common stock.

Outstanding Options and Warrants.

     At April 9, 2003, we had outstanding  warrants and options for the purchase
3,398,754 shares of common stock at prices ranging from $.75 to $6.00 per share, including  employee stock options to purchase 1,067,000 shares at prices ranging from $.75 to $1.81 per share.

Recent Sales of Unregistered Securities.

     During  2002  and  to  April  9,  2003,  we  granted  warrants  or  options exercisable  for shares of common stock not registered  under the Securities Act of 1933, as amended,  and exempt under Section 4(2) of the Act. All the grantees were current employees,  consultants or accredited investors not affiliated with the  company.  No  underwriters  were used,  and no  underwriting  discounts  or commissions were paid in connection with the grants.

                                            Exercisable  Exercise
                                            -----------  --------
Date        Derivative    Grantee(s)           Shares    Price  Consideration
----        ----------    ----------           ------    -----  -------------

02/25/02    Warrant       Director(1)         270,000   $ .75   Compensation
04/30/02    Warrant       Employee            100,000   $ .75   Compensation
07/15/02    Warrant       Accredited Investor  75,000   $ .75   Loan transaction
10/31/02    Option        Employee             35,000   $ .75   Compensation
11/06/02    Warrant       Director            625,000   $ .75   Loan transaction
12/02/02    Warrant       Accredited Investor  75,000   $ .75   Loan transaction
01/24/03    Warrant       Accredited Investor 100,000   $ .75   Loan transaction
02/12/03    Warrant       Accredited Investor  50,000   $ .75   Loan transaction

     (1)  200,000,   50,000  and  20,000  warrants   originally   issued  to  an
          officer/director  (currently a director) in 1996 at exercise prices of
          $3.00,  $5.00 and  $5.75,  respectively,  were  re-priced  to $.75 per share.

ITEM 6. Selected Financial Data.

     The following  table sets forth selected  historical  financial data of our company as of December 31, 2002,  2001, 2000, 1999 and 1998, and for each of the periods then ended. See "Item 1. Business" and "Item 7. Management's  Discussion
and  Analysis of  Financial  Condition  and Results of  Operations."  The income statement  data for the years ended  December  31,  2002,  2001 and 2000 and the balance  sheet data at December  31, 2002 and 2001 are derived  from our audited financial  statements  contained elsewhere herein. The income statement data for the  years  ended  December  31,  1999 and 1998 and the  balance  sheet  data at
December 31, 2000, 1999 and 1998 are derived from our Annual Report on Form 10-K
for  those  periods.   You  should  read  this  data  in  conjunction  with  our
consolidated  financial  statements  and the notes  thereto  included  elsewhere herein.

                                                               Year Ended December 31,
                                    --------------------------------------------------------------------------------------------

                                          2002               2001               2000               1999              1998
                                    -----------------  -----------------  -----------------  ----------------- -----------------

Income Statement Data
---------------------
Operating Revenues                  $  10,839,797      $  12,990,581      $    8,984,175     $     2,812,639   $    2,403,553

Net income (loss) from
operations                                927,655          3,451,875           2,464,017          (1,464,094)      (6,329,884)

Net income (loss)                      (4,502,313)         1,044,291             352,774          (2,269,506)      (8,387,060)

Dividends on preferred stock             (112,500)           (56,250)               -               (450,684)

Net income (loss) available to
Common Shareholders                    (4,614,813)           988,401             352,774          (2,720,190)      (8,814,233)

Net income (loss), per share
of common stock                     $        (.25)     $         .05      $          .02     $          (.34)           (3.68)

Weighted average number of
shares of common stock
outstanding                            18,492,541         18,464,343          17,293,848           7,953,147        2,394,866

Balance Sheet Data
------------------

Current assets                      $   2,353,046      $   2,205,862      $    2,934,804     $     1,357,465   $       820,984

Total assets                            53,088,941        51,379,209          32,374,128          20,009,793         8,058,827

Current liabilities                     43,998,566        12,492,365           7,594,986           4,650,691         6,559,393

Long-term obligations                    1,266,801        26,541,957          18,077,371          11,304,318         3,401,371

Stockholders' Equity
(Deficit)                           $    7,823,574     $  12,344,887      $    6,701,771     $     4,054,784    $   (1,901,937)

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

Results of Operations.

     The factors which most  significantly  affect our results of operations are
(1) the sales price of crude oil and natural  gas,  (2) the level of total sales volumes of crude oil and natural gas, (3) depletion and  depreciation of oil and gas property costs and related  equipment (4) the level of and interest rates on borrowings and, (5) the level and success of new acquisitions and development of existing properties.

     We  consider  depletion  and  depreciation  of oil and gas  properties  and related  support  equipment  to be  critical  accounting  estimates,  based upon estimates of oil and gas reserves.

     The  estimates  of oil and gas  reserves  utilized  in the  calculation  of
depletion  and   depreciation   are  estimated  in  accordance  with  guidelines
established  by  the  Securities  and  Exchange  Commission  and  the  Financial
Accounting  Standards  Board,  which require that reserve  estimates be prepared under existing economic and operating conditions with no provision for price and cost  escalations  over  prices  and  costs  existing  at year  end,  except  by contractual arrangements.

     We emphasize that reserve estimates are inherently imprecise.  Accordingly, the  estimates  are  expected  to change  as more  current  information  becomes available.  Our policy is to amortize  capitalized oil and gas costs on the unit of  production  method,  based upon these  reserve  estimates.  It is reasonably possible the estimates of future cash inflows, future gross revenues, the amount of oil  and gas  reserves,  the  remaining  estimated  lives  of the oil and gas properties,  or any  combination of the above may be increased or reduced in the near term. If reduced, the carrying amount of capitalized oil and gas properties may be reduced materially in the near term.

     Comparative  results of operations for the periods  indicated are discussed below.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues

     Oil and Gas Sales.  Our  operating  revenues from the sale of crude oil and natural gas decreased by 16% from  $12,426,000  in 2001 to  $10,447,000 in 2002.
This  decrease  resulted  from normal oil and gas  production  declines  and the inability  to offset  those  declines  through  development  efforts  because of limited development capital.

     Well  Servicing  Revenues.  Revenues  from  our well  servicing  operations decreased by 77% from $169,000 in 2001 to $39,000 in 2002. This decrease was due to  performing  less work for third  parties and the sale of one of our workover rigs.

     Operating  Overhead  and  Other  Income.  Revenues  from  these  activities decreased 10% from  $395,000 in 2001 to $354,000 in 2002,  primarily as a result of the termination of a gas transportation sales contract with a local utility.

Costs and Expenses

     Lease  Operating  Expenses.  Lease  operating  expenses  increased  5% from
$5,155,000 in 2001 to $5,430,000 in 2002 due to increased vendor prices.

     Cost of Well Servicing  Operations.  Well servicing  expenses decreased 69%
from  $182,000  in 2001 to $56,000 in 2002 due to less work  under  contract  to third parties and the sale of one workover rig.

     Depreciation,  Depletion and Amortization (DD and A). DD and A increased 8%
from  $2,491,000 in 2001 to $2,698,000 in 2002, due to our proved reserves being calculated slightly lower at the end of 2001.

     General and  Administrative (G and A) Expenses.  G and A expenses increased only slightly from $1,710,000 in 2001 to $1,728,000 in 2002.

     Interest Income and Expense. Interest expense increased 15% from $2,757,000 in 2001 to $3,159,000 in 2002 due to increased debt  associated with the funding of acquisitions  in August,  2001,  capital used in our development  program and issuance of warrants associated with working capital loans.

     Unrealized Gain (Loss) on Derivative Instruments. The estimated future fair value of derivative  instruments  at December 31, 2002 resulted in an unrealized loss of $1,596,000 in 2002 compared to an unrealized gain of $4,215,000 in 2001.
Also in 2001, an unrealized  loss of  $3,747,000,  resulting from the cumulative effect of adopting SFAS No. 133 "Accounting for Derivative Instruments and Other
Hedging Activities," was recorded.

     Dry Holes, Abandoned Property,  Impaired Assets. The costs of a dry hole in
Louisiana of $339,000,  abandoned  property in Oklahoma of $223,500 and impaired assets in  Mississippi of $54,900  totaled  $617,400 in 2002 compared to none in
2001.

     Dividends  on  preferred  stock due was  $112,500  and paid was $112,500 in
2002. Dividends on preferred stock due was $56,250 and paid was $28,125 in 2001.

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

     Unrealized Gain (Loss) on Derivative Instruments. The estimated future fair value of derivative  instruments  at December 31, 2001 resulted in an unrealized gain of $4,215,000 in 2001.  Also in 2001,  an  unrealized  loss of  $3,747,000, resulting from the cumulative  effect of adopting SFAS No. 133  "Accounting  for
Derivative Instruments and Other Hedging Activities," was recorded. There was no unrealized gain or loss in 2000.

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

Financial Condition and Capital Resources.

     At December 31, 2002, our current  liabilities  exceeded our current assets by  $41,645,520.  We had a loss available to common  shareholders  of $4,614,813 compared to income available to common  shareholders of $988,041 at December 31,
2001.  This loss included  non-cash items of $1,596,600  for unrealized  loss on derivative  instruments  and  $617,400  for dry holes,  abandoned  property  and impaired  assets.

     On April 5, 2000, we entered into an agreement with Aquila Energy  Capital, an energy lender,  to provide  $19,302,000 in financing,  of which  $13,302,000, less closing  costs of $402,000,  was funded at closing and  $6,000,000  was for future  development  capital.  We used the net  proceeds to (i) retire  existing debt,  including  accrued interest,  of $10,234,977;  (ii) acquire crude oil and natural gas properties in Zavala County, Texas for $2,300,000,  including $3,266 in cash and  200,000  shares of common  stock;  and,  (iii)  acquire  additional interests in the Madisonville Field, Texas. The loan is secured by substantially all of the  Company's  interests in oil and gas  properties,  bears  interest at prime plus 3.5% and matures May 29, 2004.  Monthly  payments as to principal and interest  are from an 85% net revenue  interest in the secured  properties.  The lender retains a 7% overriding  royalty interest with payments  commencing after the loan is paid in full.  On August 16,  2001,  the total  amount of  financing increased  by  $16,800,000  to  $36,102,000.  The  proceeds  were  to be used as follows:  $10,000,000 for the Goldking  Acquisition (see below),  $6,630,000 for development of the  properties  securing the loan and $170,000 for a structuring fee paid to the lender.  As a result of the amendment,  the net revenue interest payment increased from 85% to 90%. In addition,  the amendment requires payments on principal of $1,000,000 in February, 2002, August 2002 and February, 2003

     In December,  2002, Aquila sold its loan portfolio,  including our loan, to another  energy lender.  In a subsequent  event on February 28, 2003, we entered into an  agreement  with that  lender to buy-out  the loan,  which has a current balance of $27.9 million for a cash payment of $20 million,  under the following terms and conditions:

     1.   A cash  payment of Twenty  Million  Dollars  ($20,000,000),  funded at
          Closing.

     2.   Cancellation  of the Note and Credit  Agreement and termination of all debt instruments securing this obligation.

     3.   Re-assignment  to GulfWest O and G of the Overriding  Royalty Interest
          previously conveyed to Aquila and now held by the lender.

     4.   Cancellation  and  termination  of all  fixed  price  hedges  and swap agreements  entered  into  between  GulfWest O and G and Aquila.  Such cancellation  to be effective the first day of the month following the
          Closing Date.

     5.   The current reporting and cashflow sweep will remain in effect through the Closing Date.  Commencing  January 1, 2003,  GulfWest O and G will pay interest only due under the Note and no part of the funds retained by lender in the "sweep"  shall  include  any  amounts  for  principal repayment.  Therefore,  as  respects  oil and gas sales  revenues  due
          GulfWest O and G under the "sweep" for January 2003 production,  which is to be paid in March  2003,  no funds will be retained by the lender for principal repayment under the Note.

     6.   Within  forty-five  (45)  days  of the  date of the  lender's  written acceptance of this offer,  GulfWest will furnish the lender acceptable
          financial   assurance   that  GulfWest  will  close  the   anticipated
          refinancing  within ninety (90) days of the written  acceptance of the offer. If within such  forty-five  (45) day period,  GulfWest does not furnish the lender the required financial  assurance,  then the lender may, at its option,  notify GulfWest that it is no longer obligated to the terms of this Agreement,  and at the lender's  option,  re-instate the  combined  principal  and  interest  payments  under  the  "sweep"
          arrangement.

     7.   Should GulfWest not close this transaction  within ninety (90) days of the lender's  written  acceptance of this offer,  then GulfWest  will, within  thirty  (30)  days,  issue to the  lender  one $1  million  of preferred  stock  convertible at $1.00 per share of common stock.  The stock will be in the form of 2,000 shares of a new  GulfWest  Series F

          Preferred Stock, par value $.01 and liquidation  value $500 per share, with the same terms as the existing GulfWest Preferred E stock (except there  will  be no net  profits  interest  redemption  rights  and the conversion  price of the  GulfWest  Preferred  Series F stock shall be
          $1.00  per  common  share  instead  of  the  $2.00   conversion  price
          established for GulfWest's Preferred Series E stock).  Provisions will be included in the Preferred  Series F Stock  Agreement to protect the
          Preferred  Series  F  stockholder(s)  and  keep  them on par  with the
          Preferred  Series E stockholders  and other past and future  preferred stockholders.

     We  are  currently  negotiating  with  various  financial  institutions  to refinance  the loan under the above terms and  conditions,  as well as providing funds for our $6.4 million capital development plan for 2003.

     In a subsequent  event on March 3, 2003, the lender  notified us we were in default and agreed to forbear from exercising its rights and remedies  regarding
Events of Default  resulting  from (1) our most  recent  Reserve  Reporting,  as adjusted by the lender,  being insufficient to fully amortize the loans by their stated maturity; and, (2 our failure to make the $1,000,000 repayment originally scheduled  for  August  31,  2002 and  deferred  to  November  30,  2002 and the
$1,000,000  repayment  scheduled  for February 28,  2003.  The lender  agreed to forebear  until the earlier of: (1) May 31, 2003,  (2) the occurrence of another
Event of Default or Unmatured  Event of Default,  or (3) the lender  learning of another Event of Default or Unmatured  Event of Default that has occurred and is continuing, which is not listed above.

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

     Effective  December 1, 200l and amended August 16, 2002, we entered into an
Oil and Gas Property  Acquisition,  Exploration and  Development  Agreement (the
"Summit  Agreement") with Summit  Investment  Group-Texas,  L.L.C., an unrelated party, ("Summit").  Under the agreement,  Summit will provide or makes available to us payments in the aggregate of  $1,200,000  in advanced  funds (the Advanced
Funds") for our use in the  acquisition  of oil and gas leases and other mineral and  royalty  interests  in  order  that we may  conduct  specified  oil and gas exploration  and  production  activities.  We will pay Summit a sourcing  fee of
$100,000 and expenses of $100,000  from the  Advanced  Funds.  We agree to drill four (4) wells  located  on oil and gas  properties  acquired  under the  Summit
Agreement  (the  "Obligation  Wells") and to commence such drilling prior to the expiration of two (2) years from the effective date of the Summit Agreement.  We will pay Summit  $150,000 on or before the date of  commencement  of drilling of each  Obligation  Well and Summit shall assign us its interest in the applicable oil and gas leases attributable to the production unit for such well. We further agree to conduct well workover  operations on certain existing wells acquired by us, which are located on lands described in the Summit Agreement,  all such well workover  operations  to be  completed  within nine (9) months of the  Effective
Date.  Summit will reserve a 2.5%  overriding  royalty  interest in the drilling prospect leases and a 25% net profits interest in the workover leases.

     The Advanced Funds shall be recouped by Summit in the following manner:

     (a)  A total of  $600,000  shall be repaid out of an  undivided  40% of the
          "Summit Net Profits Interest", defined as twenty five percent (25%) of the monthly net sale proceeds of all oil and gas production  allocable to our interest in the pertinent oil and gas properties, as more fully defined in the Summit  Agreement.  Summit will retain an 8.5%  working interest in the workover leases after payment of the $600,000.

     (b)  We shall  pay  $150,000  in cash to  Summit  on the  date we  commence drilling each Obligation Well; or

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

                                         Average Prices
                    ------------------------------------------------------------
                      Crude Oil                                      Per
                         And                 Natural             Equivalent
                       Liquids                 Gas                 Barrel
                    -----------------     ----------------      ----------------
                      (per Bbl)             (per Mcf)

     2002
     ----
     First          $    19.40            $      2.81           $       18.31
     Second              20.75                   3.16                   19.83
     Third               22.04                   2.87                   19.67
     Fourth              22.38                   3.56                   22.11

     2001
     ----
     First          $    24.15           $       5.27           $       27.87
     Second              24.14                   3.88                   23.71
     Third               23.25                   3.08                   21.08
     Fourth              19.94                   2.62                   17.96

     2000
     ----
     First          $    26.06           $       2.73           $       21.23
     Second              25.14                   3.19                   21.89
     Third               25.79                   3.90                   24.42
     Fourth              27.38                   4.68                   27.74

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

Interest Rate Risk

     The Company is exposed to interest rate risk on debt with variable interest rates.  At  December  31,  2002,  the  Company  carried  variable  rate  debt of
$38,598,511.  Assuming a one percentage point change at December 31, 2002 on the
Company's  variable  rate debt,  the annual pretax income (loss) would change by
$385,985.

Commodity Price Risk

     The Company hedges a portion of its price risks associated with its oil and natural gas sales which are classified as derivative instruments. As of December
31, 2002, these derivative instruments' assets had a fair value of $(1,128,993).
Fair value was  estimated  based upon the net present  value of expected  future cash flows,  comparing  prices for oil and gas in the hedge contract with quoted oil and gas futures  prices.  A hypothetical  change in oil and gas prices could have an effect on oil and gas futures  prices,  which are used to  estimate  the fair value of our  derivative  instrument.  However,  it is not  practicable  to estimate  the  resultant  change,  in any,  in the fair value of our  derivative instrument.

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

                                                             Year First Elected
Name                          Age Position                   Director or Officer
----                          --- --------                   -------------------

J. Virgil Waggoner(1)(2)(3)   75  Chairman of the Board           1997

Thomas R. Kaetzer(3)          44  Chief Executive Officer         1998
                                  President and Director

Jim C. Bigham                 67  Executive Vice President        1991
                                  and Secretary

Richard L. Creel              54  Vice President of Finance       1998
                                  and Controller

Marshall A. Smith III(3)      55  Director                        1989

John E. Loehr(1)(2)(3)        57  Director                        1992

William T. Winston            36  Director                        2000

Steven M. Morris(1)(2)        51  Director                        2000

John P. Boylan(1)             36  Director                        2001

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

     Marshall A. Smith III founded  GulfWest and served as an officer in various capacities,  including  president,  chief executive  officer and chairman of the board,  from July 1989 until his resignation in May 2002. He is currently a paid consultant and remains a director.

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
In a subsequent  event,  Mr. Morris resigned as a director for personal  reasons effective January 7, 2003.

     John P. Boylan was appointed a director of GulfWest on August 7, 2001.  Mr.
Boylan has served as Managing  Partner and Chief  Executive  Officer of Birdwell
Partners,   L.P.,  the  parent   company  and  General   Partner  of  Five  Star
Transportation,  Superior Trucking Company and American Pipe Inspection  Company
since 1999.  He began his career in the oil and gas  industry in 1993  providing venture funding for lease  acquisition and drilling  projects,  and from 1996 to present  has  been  actively  involved  in  the  management  of  an  independent exploration  and production  company.  He has had experience in all of the major producing  trends covering the Texas Gulf Coast and South Texas. He received the degree of Bachelor of Business Administration,  with a major in Accounting, from the  University  of  Texas  in  1988  and  the  degree  of  Master  of  Business
Administration,  with majors in Finance,  Economics and  International  Business from the Leonard N. Stern Graduate  School of Business of New York University in
1995.  Mr. Boylan has been a Certified  Public  Accountant in the State of Texas since 1991.

     Our  directors  are elected  annually and hold office until the next annual meeting  of  shareholders  and  until  their  successors  are duly  elected  and qualified. The board of directors met six times during the calendar year ended
December 31, 2002.

Committees of the Board of Directors.

     Our board of directors has established an audit  committee,  a compensation committee and an executive committee.  The functions of these committees,  their current  members,  and the number of meetings  held  during  2002 are  described below.

     The audit  committee  was  established  to review  and  appraise  the audit efforts  of our  independent  auditors,  and  monitor  the  company's  accounts, procedures  and  internal  controls.  The  committee is comprised of Mr. John E.
Loehr (Chairman),  Mr. J. Virgil Waggoner,  Mr. John P. Boylan and Mr. Steven M.
Morris. The committee met twice in 2002.

     The function of the  compensation  committee is to fix the annual  salaries and other  compensation  for the officers and key employees of the Company.  The committee is comprised of Mr. J. Virgil Waggoner  (Chairman),  Mr. John E. Loehr
and Mr. Steven M. Morris. The committee met twice in 2002.

Compensation of Directors.

     The  shareholders  approved an amended and restated  Employee  Stock Option
Plan on May 28, 1998,  which  included a provision for the payment of reasonable fees in cash or stock to  directors.  No fees were paid to  directors in 2002 or
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

ITEM 14. Controls and Procedures

     Within  ninety  days  of  the  date  of  this  Report,  we  carried  out an evaluation,  under the  supervision  and with the  participation  of management, including  the Chief  Executive  Officer  and Chief  Financial  Officer,  of our
disclosure  controls and procedures (as defined in Rules 13a-14 and 15d-14 under the  Securities  Exchange Act of 1934).  Based upon that  evaluation,  the Chief
Executive  Officer and Chief  Financial  Officer  concluded  that our disclosure controls  and  procedures  are  effective  in timely  alerting  them to material information  required to be included in periodic filings with the Securities and
Exchange Commission.  There were no significant changes in our internal controls or in other  factors that could  significantly  affect these  internal  controls subsequent to the date of our most recent evaluation.

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

                                    PART III

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  The following documents are filed as part of this Report:

          (1)  Financial Statements: Consolidated Balance Sheets at December 31,
               2002 and 2001.  Consolidated  Statements  of  Operations  for the
               years  ended  December  31,  2002,  2001 and  2000.  Consolidated
               Statements of  Stockholders'  Equity for the years ended December
               31, 2002,  2001 and 2000.  Consolidated  Statements of Cash Flows
               for the years ended  December 31, 2002,  2001 and 2000.  Notes to
               Consolidated  Financial  Statements,  December 31, 2002, 2001 and
               2000.

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

           22.1  Subsidiaries of the Registrant (included on page 3 of this
                 Annual Report).

           25    Power of Attorney (included on signature page of this Annual
                 Report).
-----------------
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

                                               GULFWEST ENERGY INC.

Date:  April 9, 2003                           By  \s\ Thomas R. Kaetzer
                                               ----------------------------
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

     Signature            Title                                    Date
-----------------------   -----------------------------------    ---------------

\s\ J. Virgil Waggoner    Chairman of the Board                   April 9, 2003
----------------------
J. Virgil Waggoner

\s\ Thomas R. Kaetzer     President, Chief Executive Officer      April 9, 2003
----------------------
Thomas R. Kaetzer         and Director

\s\ Jim C. Bigham         Executive Vice President and Secretary  April 9, 2003
----------------------
Jim C. Bigham

\s\ Richard L. Creel      Vice President of Finance, Controller   April 9, 2003
----------------------
Richard L. Creel

\s\ William T. Winston    Director                                April 9, 2003
----------------------
William T. Winston

\s\ Marshall A. Smith III Director                                April 9, 2003
-------------------------
Marshall A. Smith III

\s\ John E. Loehr         Director                                April 9, 2003
-----------------
John E. Loehr

\s\ John P. Boylan        Director                                April 9, 2003
------------------
John P. Boylan

\s\ Steven M.Morris       Director                                April 9, 2003
-------------------
Steven M. Morris

                              GULFWEST ENERGY INC.

                                FINANCIAL REPORT

                                DECEMBER 31, 2002

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

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders and
     Board of Directors
GULFWEST ENERGY INC.

We have audited the accompanying  consolidated balance sheets of GulfWest Energy
Inc. (a Texas  Corporation)  and  Subsidiaries as of December 31, 2002 and 2001,
and the related consolidated statements of operations,  stockholders' equity and cash flows for each of the three years in the period  ended  December  31, 2002.
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

In our opinion, the consolidated  financial statements referred to above present fairly,  in all  material  respects,  the  consolidated  financial  position  of
GulfWest Energy Inc. and  Subsidiaries as of December 31, 2002 and 2001, and the
consolidated  results of their  operations  and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying  consolidated  financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the consolidated financial  statements,  the Company incurred a net loss of $4,502,313 during the year ended  December  31,  2002,  and,  as of that date,  had a working  capital deficiency of $41,645,520.  Those conditions raise  substantial  doubt about the
Company's ability to continue as a going concern.  Management's  plans regarding those  matters  described in Note 2,  "Operations  and  Management  Plans".  The
consolidated  financial  statements  do not include any  adjustments  that might result from the outcome of this uncertainty.

\s\WEAVER AND TIDWELL, L.L.P
------------------------------
WEAVER AND TIDWELL, L.L.P.
Dallas, Texas
March 24, 2003

                                      F-1

                      GULFWEST ENERGY INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001

                                                         ASSETS

                                                                                   ----------------      -----------------
                                                                                        2002                   2001
                                                                                   ----------------      -----------------
CURRENT ASSETS
     Cash and cash equivalents                                                     $     687,694         $      689,030
     Accounts receivable - trade, net of allowance
          for doubtful accounts of $-0- in 2002 and 2001                               1,361,446              1,392,751
     Prepaid expenses                                                                    303,906                124,081
                                                                                   ----------------      -----------------
               Total current assets                                                    2,353,046              2,205,862
                                                                                   ----------------      -----------------

OIL AND GAS PROPERTIES,
     using the successful efforts method of accounting                                56,786,043             52,045,178

OTHER PROPERTY AND EQUIPMENT                                                           2,121,410              2,352,166
     Less accumulated depreciation, depletion and amortization                        (8,498,497)            (6,235,251)
                                                                                   ----------------      -----------------

     Net oil and gas properties and other property and equipment                      50,408,956             48,162,093
                                                                                   ----------------      -----------------

OTHER ASSETS
     Deposits                                                                             37,442                 37,442
     Debt issue cost, net                                                                289,497                506,230
     Derivative instruments                                                                                     467,582
                                                                                   ----------------      -----------------
               Total other assets                                                         326,939             1,011,254
                                                                                   ----------------      -----------------

TOTAL ASSETS                                                                       $   53,088,941           $51,379,209
                                                                                   ================      =================

The Notes to Consolidated Financial Statements are an integral part of  these statements.
                                      F-2

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   ----------------      -----------------
                                                                                        2002                   2001
                                                                                   ----------------      -----------------
CURRENT LIABILITES
     Notes payable                                                                 $    4,936,088          $   2,821,020
     Notes payable - related parties                                                    1,290,000                 40,000
     Current portion of long-term debt                                                 33,128,447              6,065,588
     Current portion of long-term debt - related parties                                  256,967                222,687
     Accounts payable - trade                                                           3,928,477              3,099,399
     Accrued expenses                                                                     458,587                243,671
                                                                                   ----------------      -----------------
               Total current liabilities                                               43,998,566             12,492,365
                                                                                   ----------------      -----------------

NONCURRENT LIABILITIES
     Long-term debt, net of current portion                                               126,552             26,330,589
     Long-term debt - related parties                                                      11,256                211,368
                                                                                   ----------------      -----------------
               Total noncurrent liabilities                                               137,808             26,541,957
                                                                                   ----------------      -----------------

OTHER LIABILITES
     Derivative instruments                                                            1,128,993
                                                                                   ----------------      -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock                                                                         170                     170
     Common stock                                                                         18,493                  18,493
     Additional paid-in capital                                                       28,258,212              28,164,712
     Retained deficit                                                                (20,453,301)            (15,838,488)
                                                                                   ----------------      -----------------
               Total stockholders' equity                                              7,823,574              12,344,887
                                                                                   ----------------      -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $  53,088,941         $    51,379,209
                                                                                   ================      =================

The Notes to Consolidated Financial Statements are an integral part of  these statements.
                                      F-3

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                    2002                   2001                 2000
                                                               ----------------      -----------------    -----------------
                                                               ----------------      -----------------    -----------------

OPERATING REVENUES
     Oil and gas sales                                         $   10,447,169        $    12,426,103      $      8,445,932
     Well servicing revenues                                           39,116                169,167               188,052
     Operating overhead and other income                              353,512                395,311               350,191
                                                               ----------------      -----------------    -----------------
          Total Operating Revenues                                 10,839,797             12,990,581             8,984,175
                                                               ----------------      -----------------    -----------------
OPERATING EXPENSES
     Lease operating expenses                                       5,430,205              5,155,500             3,377,583
     Cost of well servicing operations                                 56,295                182,180               212,286
     Depreciation, depletion and amortization                       2,697,784              2,491,385             1,341,890
     General administrative                                         1,727,858              1,709,641             1,588,399
                                                               ----------------      -----------------    -----------------
          Total Operating Expenses                                  9,912,142              9,538,706             6,520,158
                                                               ----------------      -----------------    -----------------
INCOME FROM OPERATIONS                                                927,655              3,451,875             2,464,017
                                                               ----------------      -----------------    -----------------
OTHER INCOME AND EXPENSE
     Interest income                                                                                                16,082
     Interest expense                                              (3,159,381)            (2,756,912)           (2,134,718)
     Gain (loss) on sale of assets                                    (56,647)              (118,254)                7,393
     Unrealized gain (loss) on derivative instruments              (1,596,575)             4,215,017
     Dry holes, abandoned property and impaired assets               (617,365)
                                                               ----------------      -----------------    -----------------
          Total Other Income and (Expense)                          5,429,968              1,339,851            (2,111,243)
                                                               ----------------      -----------------    -----------------
INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLES                        (4,502,313)             4,791,726               352,774
INCOME TAXES
                                                               ----------------      -----------------    -----------------
INCOME (LOSS) BEFORE CUMULATIVE FFECT OF CHANGE
  IN ACCOUNTING PRINCIPLES                                         (4,502,313)             4,791,726               352,774
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLES, NET OF INCOME TAXES
                                                                                          (3,747,435)
                                                               ----------------      -----------------    -----------------
NET INCOME (LOSS)                                              $   (4,502,313)       $     1,044,291      $        352,774
DIVIDENDS ON PREFERRED STOCK
  (PAID 2002-$112,500; 2001-$28,125; 2000-$76,992)                   (112,500)               (56,250)
                                                               ----------------      -----------------    -----------------
NET INCOME (LOSS) AVAILABLE TO COMMON
  SHAREHOLDERS                                                 $   (4,614,813)       $       988,041      $        352,774
                                                               ================      =================    =================
NET INCOME (LOSS) PER SHARE, BASIC
 BEFORE CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLES                                      $         (.25)       $           .25      $            .02
 CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLES                                                                      (.20)
                                                               ----------------      -----------------    -----------------
NET INCOME (LOSS) PER SHARE BASIC                              $         (.25)       $           .05      $             .02
                                                               ================      =================    =================
NET INCOME (LOSS) PER SHARE, DILUTED BEFORE CUMULATIVE
EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLES                                         $         (.25)       $           .23      $             .02
CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLES                                                                          (.18)
                                                               ----------------      -----------------    -----------------
NET INCOME (LOSS) PER SHARE, DILUTED                           $         (.25)       $           .05      $             .02
                                                               ================      =================    =================

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                              -------------------------------
                                                                                     Number of Shares
                                                                              -------------------------------
                                                                              -------------- -- -------------
                                                                                Preferred          Common
                                                                                  Stock            Stock
                                                                              --------------    -------------
                                                                              --------------    -------------
         BALANCE, December 31, 1999                                                   8,815       15,696,882

              Conversion of 815 shares of AAA preferred stock and unpaid
                   dividends to 538,222 shares of common stock                         (815)         538,322
              Issuance of 2,209,837 shares of common stock, net of offering costs
                   (1,143,837 through private placement, 200,000 for acquisition of
                   assets, 866,000 in exchange for debt)                                           2,209,837
              Issuance of warrants and options for services and additional financing
              Netting of related party receivables and payables
              Provision for bad debts - receivables from related parties
              Net income
                                                                              --------------    -------------

         BALANCE, December 31, 2000                                                   8,000       18,445,041
              Issuance of 9,000 shares of Series E preferred stock for the
                acquisition of assets                                                 9,000
              Issuance of 47,500 shares of common stock for the acquisition of
                assets                                                                                47,500
              Issuance of warrants for the acquisition of assets
              Net income
              Dividends paid on preferred stock
                                                                              --------------    -------------

         BALANCE, December 31, 2001                                                  17,000       18,492,541
              Issuance of warrants for additional financing
              Net loss
              Dividends paid on preferred stock
                                                                              --------------    -------------

         BALANCE, December 31, 2002                                                  17,000       18,492,541
                                                                              ==============    =============

The Notes to Consolidated Financials are an integral part of these statements.

   Common                     Preferred              Additional                  Retained              Receivables from
    Stock                      Stock              Paid-In Capital                 Deficit              Related Parties
----------------------    --------------------   ----------------------    ----------------------    ---------------------
$     15,697              $        88            $     21,321,909          $      (17,130,436)       $       (152,474)

         538                       (8)                     76,463                     (76,992)

       2,210                                            2,123,868
                                                           15,660
                                                                                                              112,226
                                                                                                               40,248
                                                                                      352,774
----------------------    --------------------   ----------------------    ----------------------    ---------------------
$     18,445              $        80            $     23,537,900          $      (16,854,654)       $      -

                                   90                   4,499,910

          48                                               35,402
                                                           91,500
                                                                                    1,044,291
                                                                                      (28,125)
----------------------    --------------------   ----------------------    ----------------------    ---------------------

$     18,493              $       170            $     28,164,712          $      (15,838,488)       $       -
                                                           93,500
                                                                                   (4,502,313)
                                                                                     (112,500)
----------------------    --------------------   ----------------------    ----------------------    ---------------------
$     18,493              $       170            $     28,258,212          $      (20,453,301)       $       -
======================    ====================   ======================    ======================    =====================

The Notes to Consolidated Financials are an integral part of these statements.

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                             2002               2001                2000
                                                                        ---------------    ----------------    ---------------
                                                                        ---------------    ----------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                  $   (4,502,313)    $     1,044,291     $      352,774
     Adjustments to reconcile net income (loss) to net cash
          Provide by (used in) operating activities:
               Depreciation, depletion and amortization                      2,697,784           2,491,385          1,341,890
               Common  stock and  warrants  issued and  charged to
               operations                                                       93,500                                 15,660
               (Gain) loss on sale of assets                                    56,647             118,254             (7,393)
               Dry holes, abandoned property, impaired assets                  617,365
               Unrealized (gain) loss on derivative instruments              1,596,575          (4,215,017)
               Cumulative effect of accounting change                                            3,747,435
               Other non-operating income                                                                              (5,780)
               Provision for bad debts                                                                                 40,248
               (Increase)decrease in accounts receivable - trade, net         (109,437)            765,939         (1,344,767)
               (Increase) decrease in prepaid expenses                        (179,825)            (40,730)            (3,588)
               Increase (decrease)in accounts payable and accrued expenses   1,043,994             797,800          1,710,769
                                                                        ---------------    ----------------    ---------------
                  Net cash provided by operating activities                  1,314,290           4,709,357          2,099,813
                                                                        ---------------    ----------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Deposits                                                                                      (9,804)
     Proceeds from sale of property and equipment                              675,440            394,423              14,915
     Purchase of property and equipment                                     (5,861,969)        (6,962,650)         (6,126,817)
                                                                        ---------------    ----------------    ---------------
                  Net cash used in investing activities                     (5,186,529)        (6,578,031)         (6,111,902)
                                                                        ---------------    ----------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock, net                                                                          795,378
     Payments on debt                                                       (3,410,778)        (6,577,928)         (1,733,513)
     Proceeds from debt issuance                                             7,394,181          8,530,269           5,694,510
     Debt issue cost                                                                              (29,544)           (368,554)
     Dividends paid                                                           (112,500)           (28,125)
                                                                        ---------------    ----------------    ---------------
                  Net cash provided by financing activities                  3,870,903          1,894,672           4,387,821                                            ---------------    ----------------    ---------------
                                                                        ---------------    ----------------    ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (1,336)            25,998             375,732

CASH AND CASH EQUIVALENTS,
     Beginning of year                                                         689,030            663,032             287,300
                                                                        ---------------    ----------------    ---------------

CASH AND CASH EQUIVALENTS,
     End of year                                                        $      687,694     $      689,030      $      663,032
                                                                        ===============    ================    ===============

CASH PAID FOR INTEREST                                                  $    3,004,015     $    2,811,677      $    2,041,630
                                                                        ===============    ================    ================

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

          Organization/Concentration of Credit Risk

               GulfWest  Energy Inc. and our  subsidiaries  intend to pursue the acquisition  of  quality  oil and gas  prospects,  which  have  proved developed and  undeveloped  reserves and the  development of prospects with third party industry partners.

               The accompanying  consolidated  financial  statements include our company and its wholly-owned subsidiaries:  RigWest Well Service, Inc.
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

               We grant credit to  independent  and major oil and gas  companies for the sale of crude  oil and  natural  gas.  In  addition,  we grant credit to joint owners of oil and gas  properties,  which we,  through our  subsidiary,  SETEX,  operate.  Such  amounts  are  secured by the underlying ownership interests in the properties. We also grant credit
          to  various  third  parties   through   RigWest  for  well   servicing
          operations.

               We maintain cash on deposit in interest and non-interest  bearing accounts,  which, at times,  exceed federally  insured limits. We have not  experienced  any losses on such  accounts  and believe we are not exposed to any significant credit risk on cash and equivalents.

     Statement of Cash Flows

               We consider all highly liquid  investment  instruments  purchased with  remaining  maturities  of  three  months  or  less  to  be  cash equivalents for purposes of the consolidated statements of cash flows.

          Non-Cash Investing and Financing Activities:

               During the twelve  month  period  ended  December  31,  2002,  we acquired  $74,653 in property and  equipment  through notes payable to financial  institutions.  We also  acquired  $182,742 of oil producing properties in exchange of accounts receivable from a related party. In addition,  we sold property and  equipment,  which included an account receivable of $42,000. This receivable was collected in January 2003.

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

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies (continued)

     Statement of Cash Flows - Non-cash  Investing  and  Financing  Activities -
         continued

               During the twelve  month  period  ended  December  31,  2000,  we acquired $5,434,161 in property and equipment through notes payable to financial institutions and related parties of $4,958,163,  in exchange of accounts  receivable of $169,798 and by issuing  200,000  shares of common  stock valued at $306,200.  In addition,  accounts  payable and accrued  expenses  decreased  $312,791,  debt  issue  costs  increased
          $206,875 through notes payable to financial  institutions.  During the period,  815 shares of preferred stock, along with unpaid dividends of
          $76,992,  were  converted  to 538,322  shares of common  stock,  notes payable of $975,000  (including $750,000 to a director) were converted to 800,000 shares of common stock and accounts payable of $49,352 were converted  to  66,000shares  of  common  stock.  Also,  related  party receivables  of  $112,226  and  accounts  receivable  of $26,950  were exchanged  for related party notes payable of $75,000 and for accounts payable of $64,176.

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

     Oil and Gas Properties

               We use the  successful  efforts  method of accounting for oil and gas producing  activities.  Costs to acquire mineral  interests in oil and gas  properties,  to drill and equip  exploratory  wells that find proved  reserves,  and  to  drill  and  equip  development  wells  are capitalized.  Costs to drill exploratory wells that do not find proved reserves, and geological and geophysical costs are expensed.

               As we acquire  significant oil and gas  properties,  any unproved property that is considered  individually  significant is periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance.  Capitalized costs of  producing  oil and gas  properties  and support  equipment,  after
          considering   estimated   dismantlement   and  abandonment  costs  and
          estimated  salvage  values,   are  depreciated  and  depleted  by  the
          unit-of-production method.

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

     Other Property and Equipment

               The following  tables set forth certain  information with respect to our other property and equipment.  We provide for  depreciation and
          amortization  using  the  straight-line   method  over  the  following
          estimated useful lives of the respective assets:

                       Assets                                      Years
                       ---------------------------------        -------------
                            Automobiles                             3-5
                            Office equipment                         7
                            Gathering system                         10
                            Well servicing equipment                 10

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies - continued

     Other Property and Equipment - continued

          Capitalized costs relating to other properties and equipment:

                                                                   2002                  2001
                                                           ---------------------   ------------------
                                                           ---------------------   ------------------
                      Automobiles                          $       420,776         $     446,055
                      Office equipment                             137,362               126,690
                      Gathering system                             529,486               529,486
                      Well servicing equipment                   1,033,786             1,249,935
                                                           ---------------------   ------------------
                                                                 2,121,410             2,352,166

                      Less accumulated depreciation             (1,037,076)             (937,488)
                                                           ---------------------   ------------------

                      Net capitalized cost                 $     1,084,334         $   1,414,678
                                                           =====================   ==================

          Revenue Recognition

                    We recognize oil and gas revenues on the sales method as oil and  gas  production  is  sold.  Differences  between  sales  and production  volumes  during the years ended  December  31,  2002,
               2001, and 2000 were not significant.  Well servicing revenues are recognized  as the  related  services  are  performed.  Operating overhead  income is  recognized  based upon  monthly  contractual amounts for lease  operations  and other income is  recognized as earned.

          Fair Value of Financial Instruments

                    At December  31, 2002 and 2001,  our  financial  instruments consist of notes  payable  and  long-term  debt.  Interest  rates currently  available to us for notes payable and  long-term  debt with similar terms and remaining  maturities are used to estimate fair  value  of  such  financial  instruments.  Accordingly,  the carrying amounts are a reasonable estimate of fair value.

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

          Trade Accounts Receivable

                    Trade accounts  receivable are reported in the  consolidated balance  sheet  at the  outstanding  principal  adjusted  for any chargeoffs.  An allocation for doubtful accounts is recognized by management  based upon a review of  specific  customer  balances, historical losses and general economic conditions.

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies - continued

          Earnings (Loss) Per Share - continued

                    We have adopted Statement of Financial  Accounting Standards
               (SFAS) No. 128  "Earnings  Per Share",  which  requires that both basic earnings  (loss) per share and diluted  earnings (loss) per share be  presented on the face of the  statement of  operations.
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

          Stock Based Compensation

                    In October 1995, SFAS No. 123,  "Stock Based  Compensation,"
               (SFAS 123) was issued.  This  statement  requires  that we choose between two different methods of accounting for stock options and warrants.  The  statement  defines a  fair-value-based  method of accounting for stock options and warrants but allows an entity to continue  to  measure  compensation  cost for stock  options  and warrants  using the  accounting  prescribed by APB Opinion No. 25
               (APB 25),  "Accounting for Stock Issued to Employees." Use of the
               APB 25 accounting  method results in no  compensation  cost being recognized  if options are  granted at an  exercise  price at the current market value of the stock or higher.  We will continue to use the  intrinsic  value method under APB 25 but are required by
               SFAS 123 to make pro forma  disclosures  of net income (loss) and earnings  (loss) per share as if the fair  value  method had been applied in its 2002, 2001 and 2000 financial statements.

                    During 2002,  2001 and 2000, we issued  options and warrants totaling:  2002 - 405,000 (all exercisable);  2001 - 184,000 (all exercisable); and 2000 - 354,000 (all exercisable), respectively, to employees  and directors as  compensation.  If we had used the fair value method required by SFAS 123, our net income (loss) and per share information would approximate the following amounts:

                                          2002                           2001                         2000
                               ---------------------------    ---------------------------   --------------------------

                               As Reported      ProForma      As Reported      ProForma     As Reported     ProForma
                               ------------    -----------    ------------    -----------   ------------    ----------
         SFAS 123
         compensation cost     $               $    38,300                    $   99,360                    $ 265,620
         APB 25
         compensation cost     $               $                              $             $
         Net income (loss)     $(4,614,813)    $(4,653,113)   $   988,041     $  888,681    $ 352,774       $  87,154
         Income (loss) per
         common share-basic    $      (.25)    $      (.25)   $       .05     $      .05    $     .02       $     .00
         Income (loss) per
         common share-diluted  $      (.25)    $      (.25)   $       .05     $      .04    $     .02       $     .00

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies - continued

     Stock Based Compensation - continued

               The  effects  of  applying  SFAS 123 as  disclosed  above are not indicative of future amounts.  We anticipate  making  additional stock based employee compensation awards in the future.

               We use the Black-Sholes option-pricing model to estimate the fair value of the options and warrants (to employee and  non-employees)  on the grant date.  Significant  assumptions  include (1) 5.75% risk free interest rate; (2) weighted  average expected life of 2002 - 3.6; 2001
          - 5.0; 2000 - 4.8; (3) expected  volatility of 2002 - 101.73%;  2001 -
          103.27%; 2000 - 99.82%; and (4) no expected dividends.

     Implementation of New Financial Accounting Standards

               Effective  January 1, 2001,  we adopted SFAS No. 133  "Accounting for Derivative  Instruments and Other Hedging Activities",  as amended by SFAS No. 137 and No. 138. As a result of a financing agreement with an  energy  lender,  we were  required  to  enter  into an oil and gas hedging  agreement  with  the  lender.  It has  been  determined  this agreement  meets the definition of SFAS 133 "Accounting for Derivative
          Instruments  and  Hedging  Activities"  and  is  accounted  for  as  a derivative instrument.

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

               In June, 2001, SFAS No. 141 "Business  Combinations" and SFAS No.
          142 "Goodwill and Other  Intangible  Assets were issued.  We presently have no goodwill  or  intangible  assets and are thus not  affected by
          SFAS No. 142.

               Effective  January 1, 2002, we adopted SFAS No. 144,  "Accounting for the  Impairment or Disposal of Long-Lived  Assets." This statement
          requires  the   following   three-step   approach  for  assessing  and
          recognizing the impairment of long-lived  assets: (1) consider whether indicators  of impairment  of  long-lived  assets are present;  (2) if indicators of impairment are present, determine whether the sum of the estimated undiscounted future cash flows attributable to the assets in question  is  less  than  their  carrying  amount;  and  (3) if  less, recognize  an  impairment  loss  based on the  excess of the  carrying amount of the assets over their  respective fair values.  In addition,
          SFAS No. 144  provides  more  guidance on  estimating  cash flows when performing a recoverability  test, requires that a long-lived asset to be disposed of other than by sale (such as abandoned) be classified as
          "held  and  used"  until  it is  disposed  of,  and  establishes  more restrictive  criteria  to  classify  an asset as "held for sale".  The adoption  of SFAS  No.  144  did not  have a  material  impact  on our financial  statements since it retained the fundamental  provisions of
          SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived
          Assets and for  Long-Lived  Assets to be Disposed  Of," related to the recognition and measurement of the impairment of long-lived  assets to be "held and used".

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies - continued

     Implementation of New Financial Accounting Standards - continued

               In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs
          Associated with Exit or Disposal  Activities."  SFAS No. 146 addresses financial  accounting and reporting for costs  associated with exit or disposal  activities  and  nullifies  EITF Issue No. 94-3,  "Liability
          Recognition for Certain Employee  Termination Benefits and Other Costs
          to  Exit  an  Activity   (including   Certain  Costs   Incurred  in  a
          Restructuring)."  SFAS No. 146  requires  that a liability  for a cost associated  with an exit or disposal  activity be recognized  when the liability is incurred.  Under EITF Issue No. 94-3, a liability  for an exit  cost as  defined  was  recognized  at the  date  of an  entity's commitment  to an exit plan.  SFAS No. 146 also  establishes  that the fair  value  is the  objective  for  the  initial  measurement  of the liability.  SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. This statement will impact the timing of our recognition of liabilities for costs associated with exit or disposal activities.

Note 2. Operations and Management Plans

          At December 31,  2002,  our current  liabilities  exceeded our current assets by $41,645,520.  We had a net loss available to common  shareholders of $4,614,813  compared to a net income available to common shareholders of
     $988,041  at  December  31,  2001.  This loss  included  non-cash  items of
     $1,596,600 for unrealized  loss on derivative  instruments and $617,400 for dry holes, abandoned property and impaired assets.

          On April 5, 2000,  we entered  into an  agreement  with Aquila  Energy
     Capital ("Aquila"),  an energy lender, to provide $19,302,000 in financing, of which $13,302,000, less closing costs of $402,000, was funded at closing and $6,000,000 was for future development capital. We used the net proceeds to (i) retire existing debt,  including accrued  interest,  of $10,234,977;
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

          On August  16,  2001,  the  total  amount of  financing  increased  by
     $16,800,000  to  $36,102,000.  The  proceeds  were to be  used as  follows:
     $10,000,000  for the  Goldking  Acquisition  (see  below),  $6,630,000  for development  of  the  properties  securing  the  loan  and  $170,000  for a structuring fee paid to the lender.  As a result of the amendment,  the net revenue  interest  payment  increased  from 85% to 90%.  In  addition,  the amendment  requires payments on principal of $1,000,000 in February,  2002,
     August 2002 and February, 2003.

          In December, 2002, Aquila sold its loan portfolio, including our loan, to another  energy lender.  In a subsequent  event on February 28, 2003, we entered into an agreement with that lender to buy-out the loan, which has a current  balance of $27.9 million for a cash payment of $20 million,  under the following terms and conditions:

          1.   A cash payment of Twenty Million Dollars ($20,000,000), funded at
               Closing.

          2.   Cancellation of the Note and Credit  Agreement and termination of all debt instruments securing this obligation.

          3.   Re-assignment to us of the Overriding Royalty Interest previously conveyed to Aquila and now held by the lender.

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Operations and Management Plans - continued

          4.   Cancellation  and  termination of all fixed price hedges and swap agreements  entered into between Aquila and us. Such cancellation to be effective the first day of the month  following the Closing
               Date.

          5.   We will pay interest only due under the Note.

          6.   By April 14,  2003,  we furnish the lender  acceptable  financial assurance that we will close the  anticipated  refinancing by May
               29,  2003.  If by April 14, 2003 we do not furnish the lender the required financial assurance, then the lender may, at its option, notify  us that it is no  longer  obligated  to the terms of this
               Agreement,  and at the lender's  option,  re-instate the combined principal and interest payments.

          7.   Should we not close this  transaction  within ninety (90) days of the  lender's  written  acceptance  of this offer,  then we will, within  thirty  (30) days,  issue to the lender one $1 million of preferred  stock  convertible at $1.00 per share of common stock.
               The stock will be in the form of 2,000  shares of a new  GulfWest
               Series F Preferred  Stock,  par value $.01 and liquidation  value
               $500 per  share,  with the same  terms as the  existing  GulfWest
               Preferred E stock (except  there will be no net profits  interest redemption  rights  and  the  conversion  price  of the  GulfWest
               Preferred  Series F stock shall be $1.00 per common share instead
               of  the  $2.00  conversion   price   established  for  GulfWest's
               Preferred  Series E stock).  Provisions  will be  included in the
               Preferred  Series F Stock  Agreement  to  protect  the  Preferred
               Series F  stockholder(s)  and keep them on par with the Preferred
               Series  E  stockholders  and  other  past  and  future  preferred stockholders.

          We are currently  negotiating with various  financial  institutions to refinance  the loan  under  the  above  terms  and  conditions,  as well as providing funds for our $6.4 million capital development plan for 2003.

          In a subsequent event on March 3, 2003, the lender notified us we were in default and agreed to forbear  from  exercising  its rights and remedies regarding  Events of Default  resulting  from (1) our most  recent  Reserve
     Reporting,  as adjusted by the lender, being insufficient to fully amortize the  loans  by their  stated  maturity;  and,  (2 our  failure  to make the
     $1,000,000  repayment originally scheduled for August 31, 2002 and deferred to November 30, 2002 and the  $1,000,000  repayment  scheduled for February
     28, 2003.  The lender agreed to forebear  until the earlier of: (1) May 31,
     2003, (2) the occurrence of another Event of Default or Unmatured  Event of
     Default,  or (3) the  lender  learning  of  another  Event  of  Default  or
     Unmatured  Event of Default that has occurred and is  continuing,  which is not listed above.  Because of the  defaults,  the long term portion of this debt was reclassified to current.

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
     2002.

          Effective  December 1, 200l and amended  August 16,  2002,  we entered into an Oil and  Gas  Property  Acquisition,  Exploration  and  Development
     Agreement  (the "Summit  Agreement")  with Summit  Investment  Group-Texas,
     L.L.C., an unrelated party,  ("Summit").  Under the agreement,  Summit will provide or makes available to us payments in the aggregate of $1,200,000 in advanced funds (the Advanced  Funds") for our use in the acquisition of oil and gas leases and other mineral and royalty interests in order that we may

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Operations and Management Plans - continued

     conduct  specified oil and gas  exploration and production  activities.  We will pay Summit a sourcing fee of $100,000  and  expenses of $100,000  from the Advanced Funds. We agree to drill four (4) wells located on oil and gas properties acquired under the Summit Agreement (the "Obligation Wells") and to commence such drilling prior to the expiration of two (2) years from the effective date of the Summit  Agreement.  We will pay Summit $150,000 on or before the date of  commencement  of drilling of each  Obligation  Well and
     Summit shall assign us its  interest in the  applicable  oil and gas leases attributable  to the  production  unit for such well.  We further  agree to conduct well workover  operations on certain existing wells acquired by us, which are located on lands described in the Summit Agreement, all such well workover operations to be completed within nine (9) months of the Effective
     Date.  Summit  will  reserve  a 2.5%  overriding  royalty  interest  in the drilling  prospect  leases and a 25% net profits  interest in the  workover leases.

          The  Advanced  Funds  shall be  recouped  by Summit  in the  following manner:

          (a)  A total of $600,000  shall be repaid out of an  undivided  40% of the "Summit Net Profits Interest", defined as twenty five percent
               (25%)  of the  monthly  net  sale  proceeds  of all  oil  and gas production allocable to our interest in the pertinent oil and gas properties, as more fully defined in the Summit Agreement. Summit will retain an 8.5% working interest in the workover leases after payment of the $600,000.

          (b)  We shall pay  $150,000  in cash to Summit on the date we commence drilling each Obligation Well; or

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

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Cost of Oil and Gas Properties

          The following tables set forth certain information with respect to our oil and gas producing activities for the periods presented:

          Capitalized Costs Relating to Oil and Gas Producing Activities:

                                                                          2002                      2001
                                                                     ----------------          ----------------
              Unproved oil and gas properties                        $       439,926           $       440,033
              Proved oil and gas properties                               52,847,625                48,702,656
              Support equipment and facilities                             3,498,492                 2,902,489
                                                                     ----------------          ----------------
                                                                          56,786,043                52,045,178

              Less accumulated depreciation, depletion and
              Amortization                                                (7,461,421)               (5,297,763)
                                                                     ----------------          ----------------
              Net capitalized costs                                  $    49,324,622           $    46,747,415
                                                                     ================          ================

          Results of Operations for Oil and Gas Producing Activities:

                                                                      2002                2001               2000
                                                                 ----------------    ----------------    ---------------
              Oil and gas sales                                  $    10,447,169     $    12,426,103     $    8,445,932
              Production costs                                        (5,430,205)         (5,155,500)        (3,377,583)
              Depreciation, depletion and amortization                (2,187,036)         (2,018,890)        (1,030,635)
              Income tax expense                                        -                   -                   -
                                                                 ----------------    ----------------    ---------------
              Results of operations for oil and gas
                   producing activities - income                 $     2,829,928     $     5,251,713     $     4,037,714
                                                                 ================    ================    ===============

              Costs Incurred in Oil and Gas Producing Activities:
                                                                      2002                2001               2000
                                                                 ----------------    ----------------    ---------------
              Property Acquisitions
                    Proved                                       $      562,760      $    15,236,808     $    5,874,199
                    Unproved                                             14,401              154,076            122,837
              Development Costs                                       5,141,075            6,317,527          4,814,317
                                                                 ----------------    ----------------    ---------------
                                                                 $    5,718,236      $    21,708,411     $   10,811,353
                                                                 ================    ================    ===============
                                      F-16

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Cost of Oil and Gas Properties - continued

          Effective  July  1,  2001,  we  acquired  interests  in  oil  and  gas properties  located in Texas and Louisiana from an unrelated  party,  Grand
     Goldking L.L.C. The acquisition  cost was $15,077,358,  consisting of 9,000 shares of Series E preferred  stock valued at $4,500,000 and $10,000,000 in debt. In addition,  we paid $545,300 in commissions  to unrelated  parties.
     The  commissions  were paid by issuing 10,000 shares of common stock valued at $8,800,  150,000  warrants  valued at $91,500 and  $445,000 in cash.  We incurred  additional cash costs of $33,058 related to the  acquisition.  On the same date, we transferred its ownership interest in these properties to our wholly owned subsidiary, GulfWest Oil and Gas Company.

          Supplemental  unaudited  pro forma  information  (under  the  purchase method of  accounting)  presenting  the results of operations for the years ended December 31, 2001 and 2000, as if the Grand Goldking  acquisition had occurred as of January 1, 2001 and 2000:

                                                                 Year Ended           Year Ended
                                                                December 31,         December 31,
                                                                    2001                 2000
                                                               ----------------    -----------------
                 Operating revenues                            $    15,649,329      $    16,343,559
                 Operating expenses                                 10,652,222            9,027,278
                                                               ----------------    -----------------
                 Income from operations                              4,997,107            7,316,281
                 Other income and expense                           (3,325,166)          (3,011,243)
                 Income taxes                                         -                   -
                                                               ----------------    -----------------
                 Net income                                          1,671,941            4,305,038
                 Preferred dividends                                  (112,500)            (112,500)
                                                               ----------------    -----------------
                 Net income to common shareholders             $     1,559,441     $      4,192,538
                                                               ================    =================
                 Earnings per share
                      Basic                                    $          0.08     $           0.24
                                                               ================    =================
                      Diluted                                  $          0.07     $           0.21
                                                               ================    =================

          Effective January 1, 2002, we acquired oil and gas properties  located in Louisiana from a related party for $182,742.  The acquisition  price was the amount of accounts receivable due us.

Note 4. Accrued Expenses

          Accrued expenses consisted of the following:

                                                  December 31,               December 31,
                                                      2002                       2001
                                                 ----------------          -----------------
                 Payroll and payroll taxes       $        1,863            $         3,910
                 Interest                               414,724                    194,761
                 Professional fees                       42,000                     45,000
                                                 ----------------          -----------------
                                                 $      458,587            $       243,671
                                                 ================          =================

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Notes Payable and Long-Term Debt

        Notes payable is as follows:
                                                                                       2002                2001
                                                                                   -------------     ------------------
        Non-interest  bearing note payable to an  unrelated  party;  payable out of 50% of the net transportation revenues from a certain natural gas
          pipeline; no due date.                                                   $     40,300      $          40,300

        Note payable to a bank with monthly principal payments of $13,889;
          interest at prime plus 1%; due March 2002; secured by the guaranty
          of three of our directors; retired September, 2002.                                                  374,999

        Promissory note payable to one of our directors at 8%; due May,
          2001; unsecured.                                                               40,000                 40,000

        Promissory note payable to an unrelated party at 10%; payable on
          demand; unsecured.                                                             45,000                115,000

        Line of credit (up to $2,500,000) to a bank; due October, 2002; secured by guaranty of a director;  interest at prime rate, less.25% (prime rate 4.25% at December 31, 2001).  Line of credit increased to
          $3,000,000 and due date extended to April, 2003                             2,995,488              2,251,192

        Promissory note to an unrelated party at 10%; due and retired in
          January, 2002.                                                                                       39,529

        Note payable to a bank; due March, 2003; interest at prime rate plus 1%
          (prime rate 4.25% at December 31, 2002); secured by guaranty of
          three of our directors                                                        500,000

        Promissory note payable to an unrelated party; payable on demand;
          interest at 8%; secured by certain oil and gas properties.                    300,000

        Line of credit payable to a bank; due April, 2003; secured by guaranty of a director; interest at prime rate (prime rate 4.25% at December
          31, 2002 with a floor of 5.5% and a ceiling of 8.5%.                        1,000,000

        Promissory note payable to unrelated party; interest at 6%; due June,
          2003.                                                                          55,300

        Promissory note payable to one of our directors; interest at 8%;
          due on demand; unsecured.                                                      50,000

        Promissory note payable to one of our directors; interest at prime rate (prime rate 4.25% at December 31, 2002); due May, 2003;
          secured by common stock of DutchWest Oil Company, our wholly
          owned subsidiary.                                                           1,200,000
                                                                                   -------------     ------------------
                                                                                   $  6,226,088      $      2,861,020
                                                                                   =============     ==================

        The weighted average interest rate for notes payable at December 31, 2002 and 2001 was 4.7% and 5.0%, respectively.

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Notes Payable and Long-Term Debt

        Long-term debt is as follows:

                                                                                      2002                 2001
                                                                                  --------------     ------------------
        Line of credit (up to $3,000,000) to a bank; due July, 2003; secured by the guaranty of a director; interest at prime rate (prime rate
          4.25% at December 31, 2002).                                           $    2,999,515      $      2,939,515

        Subordinated promissory notes to various individuals at 9.5% interest per annum; amounts include $50,000 ($100,000 - 2001) due to
          related parties; past due.                                                    150,000               200,000

        Notes payable to finance vehicles, payable in aggregate monthly installments of approximately $6,000, including interest of.9% to
          13% per annum; secured by the related equipment; due various
          dates through 2007.                                                           116,721                96,024

        Note payable to related party to finance equipment with monthly installments of $5,200, including interest at 13.76% per annum;
          final payment due October, 2003; secured by related equipment.                 48,850               100,591

        Promissory note to a director; interest at 8.5%; due
          December 31, 2003.                                                             95,670                88,814

        Note payable to a related party to finance equipment with monthly installments of $2,300, including interest at 11% per annum; final
          payment due March, 2002; secured by related equipment.                                                6,871

        Note payable to a related party to finance equipment with monthly installments of $1,100, including interest at 11% per annum; final
          payment due September, 2002; secured by related equipment.                                            9,453

        Note payable to a bank with monthly principal payments of $2,300;
          interest at 9.5%; due May, 2003; secured by related equipment.                 11,630                39,543

        Note payable to an energy lender; interest at prime plus 3.5% (prime rate 4.25% at December 31, 2002) payable monthly out of 85%
          (90% beginning July, 2001) net profits from certain oil and gas properties; final payment due May, 2004; secured by related oil
          and gas properties.                                                        27,907,509            26,679,770

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Notes Payable and Long-Term Debt

        Long-term debt is as follows - continued:

                                                                                      2002                   2001
                                                                                ------------------     -----------------
        Note payable to a bank with monthly principal payments of $15,000;
          interest at prime plus 1% (prime rate 4.75% at December 31,
          2002); in October, 2001 monthly principal payments became
          $36,000 and interest prime plus 1% with a minimum prime rate of 5.5%; final payment due November, 2003; secured by related
          oil and gas properties.                                               $     1,996,000        $    2,392,000

         Note payable to unrelated party to finance saltwater disposal well with monthly  installments of $4,540,  including interest at 10%
           per annum; final payment due January, 2005; secured by related well.         123,624               149,325

         Note payable to related party to finance equipment with monthly installments of $5,109, including interest at 13.75% per annum;
           final payment due February, 2004; secured by related equipment.
                                                                                         65,743               114,324

         Note payable to related party to finance equipment with monthly installments of $608, including interest at 11% per annum;
              final payment due February, 2004; secured by related equipment.             7,960                14,002
                                                                                ------------------     -----------------
                                                                                     33,523,222            32,830,232
         Less current portion                                                       (33,385,414)           (6,288,275)
                                                                                ------------------     -----------------
         Total long-term debt                                                   $       137,808        $   26,541,957
                                                                                ==================     =================

               Estimated annual maturities for long-term debt are as follows:

                   2003                                                         $     33,385,414
                   2004                                                                  102,008
                   2005                                                                   27,291
                   2006                                                                    7,150
                   2007                                                                    1,359
                                                                                ------------------
                                                                                $     33,523,222
                                                                                ==================

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.   Stockholders' Equity

          Common Stock
          ------------
                                                                                    2002               2001
                                                                              -----------------    --------------
          Par value $.001; 40,000,000 shares authorized; 18,492,541
            shares issued and outstanding as of December 31, 2002 and
            2001, respectively                                                $        18,493      $      18,493

                                                                              =================    ==============

          Preferred Stock
          ---------------

         Series D, par value $.01; 12,000 shares authorized; 8,000 shares issued and outstanding at December 31, 2002 and 2001.  The
           Series D preferred stock does not pay dividends and is not redeemable.  The liquidation value is $500 per share.  After three years from the date of issue, and thereafter, the shares are convertible to common stock based upon a value of $500
           per Series D share divided by $8 per share of common stock.                     80                 80

         Series E, par value $.01; 9,000 shares authorized; 9,000 shares issued and outstanding at December 31, 2002 and 2001.  The
           Series E preferred  stock pays  dividends,  as declared,  at a rate of 2.5% per anum, has a liquidation value of $500 per share, may be redeemed at our and, if not  redeemed  after two years, is convertible to common stock based upon a value of $500 per
           Series E share divided by $2 per share of common stock.                         90                 90
                                                                              -----------------    --------------
                                                                              $           170                170
                                                                              =================    ==============

               All classes of preferred shareholders have liquidation preference over common  shareholders  of $500 per preferred  share,  plus accrued dividends. There were no dividends in arrears at December 31, 2002.

          Stock Options
          -------------

               We  maintain a  Non-Qualified  Stock  Option Plan (as amended and restated,  the "Plan"), which authorizes the grant of options of up to
          2,000,000  shares of common  stock.  Under  the Plan,  options  may be granted to any of our key employees (including officers), employee and nonemployee  directors,  and  advisors.  A committee  appointed by the
          Board  administers the Plan. Prior to 1999,  options granted under the
          Plan had been granted at an option price of $3.13 and $1.81 per share.
          In July 1999, the Board  authorized that all then current employee and director  options  under  the plan be  reduced  to a price of $.75 per share.  Following  is a schedule  by year of the  activity  related to stock options,  including weighted-average ("WTD AVG") exercise prices of options in each category.

                                               2002                            2001                          2000
                                    ---------------------------    -----------------------------    ------------------------
                                    Wtd Avg                         Wtd Avg                         Wtd Avg
                                    Prices          Number          Prices           Number          Prices        Number
                                    --------     --------------    ----------    ---------------    ---------    -----------
         Balance, January 1         $ 1.03          1,097,000      $    1.09           923,000      $  1.07       717,000
               Options issued       $  .75             35,000      $     .83           184,000      $  1.17       206,000
               Options expired      $ 3.00            (65,000)     $    3.00           (10,000)          -           -
                                                 --------------                  ---------------                 -----------
         Balance, December 31       $   .90         1,067,000      $    1.03         1,097,000      $  1.09       923,000
                                                 ==============                  ===============                 ===========

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Stockholders' Equity - continued

          All options were  exercisable  at December  31,  2002.  Following is a schedule  by year and by  exercise  price of the  expiration  of our  stock options issued as of December 31, 2002:

                        2003         2004           2005          2006          2007        Thereafter         Total
                      ---------    ----------    -----------    ----------    ----------    ------------     -----------
            $ .75                    432,000                                     35,000         150,000         617,000
            $ .83                                                 184,000                                       184,000
            $1.13                                   100,000                                                     100,000
            $1.20                                   106,000                                                     106,000
            $1.81                                                                                60,000          60,000
                      ---------    ----------    -----------    ----------    ----------    ------------     -----------
                         -           432,000        206,000       184,000        35,000         210,000       1,067,000
                      =========    ==========    ===========    ==========    ==========    ============     ===========

          Stock Warrants
          --------------

               We have  issued a  significant  number  of stock  warrants  for a variety of reasons,  including  compensation to employees,  additional inducements  to purchase  our common or preferred  stock,  inducements related to the issuance of debt and for payment of goods and services.
          Following  is a  schedule  by year of the  activity  related  to stock warrants,  including  weighted-average  exercise prices of warrants in each category:

                                               2002                          2001                           2000
                                     --------------------------    --------------------------    ---------------------------
                                     Wtd Avg                       Wtd Avg                       Wtd Avg
                                      Prices         Number         Prices         Number         Prices         Number
                                     ---------    -------------    ---------    -------------    ---------    --------------
          Balance, January 1         $  2.15       1,306,754       $ 2.31         1,392,254      $  2.53         1,369,754
             Warrants issued         $   .75       1,145,000       $  .75           150,000      $  1.86           170,000
             Warrants exercised
                  or expired         $  3.57        (270,000)      $ 2.22          (235,500)     $  2.65          (147,500)
                                                  -------------                 -------------                 --------------

          Balance, December 31       $  1.24       2,181,754       $ 2.15         1,306,754      $  2.31         1,392,254
                                                  =============                 =============                 ==============

               Included    in    the    "warrants    issued"    and    "warrants
          exercised/expired"  columns in 2002 were 270,000  warrants whose price was reduced in 2002 to $.75.

               Following  is a  schedule  by year and by  exercise  price of the expiration of our stock warrants issued as of December 31, 2002:

                          2003          2004            2005            2006            2007            Total
                          ----          ----            ----            ----            ----            -----
         $  .75           166,754                        75,000       1,590,000                        1,831,754
            .875                                        150,000                                          150,000
           6.00           200,000                                                                        200,000
                        ----------    ----------    -------------    ------------    -----------     ------------
                          366,754         -             225,000       1,590,000          -             2,181,754
                        ==========    ==========    =============    ============    ===========     ============

               Warrants outstanding to our officers,  directors and employees at
          December 31, 2002 and 2001 were  approximately  1,682,000 and 957,000, respectively. The exercise prices on these warrants range from $.75 to
          $.88 and expire various dates through 2006.

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Income (Loss) Per Common Share

          The following is a  reconciliation  of the numerators and denominators used in computing income (loss) per share:

                                                         2002                  2001                 2000
                                                   ------------------    -----------------    ------------------
         Net income (loss)                         $    (4,502,313)      $      1,044,291     $         352,774
         Preferred stock dividends                        (112,500)               (56,250)              -
                                                   ------------------    -----------------    ------------------
         Income (loss) available to common
         shareholders (numerator)                  $    (4,614,813)      $        988,041     $         352,774
                                                   ==================    =================    ==================
         Weighted-average number of shares
            of common stock - basi
            (denominator)                               18,492,541             18,464,343            17,293,848
                                                   ------------------    -----------------    ------------------
         Income (loss) per share - basic           $          (.25)      $            .05     $             .02
                                                   ==================    =================    ==================

               Potential dilutive securities (stock options,  stock warrants and convertible preferred stock) in 2002 have not been considered since we
          reported  a  net  loss  and,  accordingly,   their  effects  would  be
          antidilutive.  Potential  dilutive  securities  (stock options,  stock warrants and convertible  preferred stock) totaling 2,780,520 weighted average shares in 2001 and 1,102,960  weighted  average shares in 2000 have been  considered  but there is no  effect  on income  per  common share.

Note 8. Related Party Transactions

               On December 1, 1992, Ray Holifield and Associates,  Inc. executed an unsecured  promissory  note to us for $118,645 with interest at 10%
          per annum,  due on October 1, 1993. At December 31, 1993, the note was still outstanding.  During 1994, we entered into an agreement with the
          Holifield  Trust in which Holifield will make payments on the past due note from future oil and gas revenue. During 1995, $10,995 of interest payments were received.  At December 31, 2001 the unsecured promissory note had been fully  reserved.  At December  31, 2002,  the  unsecured promissory note had been fully written off.

               On December 1, 1992,  Parkway Petroleum  Company, a Ray Holifield
          related  company,  executed  an  unsecured  promissory  note to us for
          $54,616 with  interest at 10% per annum,  due on October 1, 1993.  The note was issued for amounts  due from  contract  drilling  services we provided Parkway Petroleum Company. At December 31, 1993, the note was still outstanding.  During 1994, we entered into an agreement with the
          Holifield  Trust in which Holifield will make payments on the past due note from future oil and gas revenue.  During 1995, $6,250 of interest payments were received. At December 31, 2001, the unsecured promissory note had been fully  reserved.  At December  31, 2002,  the  unsecured promissory note had been fully written off.

               On January 10, 1994, we entered into a consulting  agreement with
          Williams  Southwest  Drilling Company,  Inc.  ("Williams")  whereby we would provide management and accounting services for $25,000 per month for a period of one  year.  We  accrued  the  consulting  fees with an offset  to  deferred  income  until  payment  of the fees is  actually received. During 1994, $172,140 was recorded as consulting fee income.
          Beginning in the second quarter 1994, we began recognizing  consulting income  only as cash  payments  were  received.  Prior  to the  second quarter,  $75,000 in consulting  fee revenue was accrued.  We received
          $97,140 in  consulting  fee  payments.  As of December 31,  1994,  the receivable  from  Williams of $202,860  for  consulting  fees has been offset by deferred  income of $127,860  and a provision  for  doubtful accounts  of  $75,000.  Effective  January  1,  1995,  we  received  a promissory  note from  Williams  in the  amount of  $202,860,  bearing interest  at the  rate of 10% per  annum,  and  payable  in  quarterly installments of principal and interest of $15,538.87.  At December 31,
          2001,  the  unsecured  promissory  note had been  fully  reserved.  At
          December  31,  2002,  the  unsecured  promissory  note had been  fully written off.

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Related Party Transactions (continued)

               From  July 22 to August  13,  1998,  we  advanced  sums  totaling
          $102,000 to Gulf Coast  Exploration,  Inc. At December 31,  2001,  the
          debt had been fully reserved.  At December 31, 2002, the debt had been fully written off.

               On  October 1,  1998,  Toro Oil  Company  executed  an  unsecured promissory note to us for the purchase of 100% of WestCo for $150,000, with  interest at the prime rate per annum and due September 30, 1999.
          To date,  no principal  payments have been  received.  At December 31,
          2001, the  promissory  note had been fully  reserved.  At December 31,
          2002, the debt had been fully written off.

               Interest  expensed on related party notes  totaled  approximately
          $53,000,  $128,000 and $186,000 for the years ended December 31, 2002,
          2001 and 2000, respectively.

Note 9. Income Taxes

               The  components  of the net  deferred  federal  income tax assets
          (liabilities)  recognized in our  consolidated  balance sheets were as follows:

                                                                     December 31,          December 31,
                                                                         2002                  2001
                                                                         ----                  ----
         Deferred tax assets
             Provision for bad debts                               $                     $    251,763
             Net operating loss carryforwards                         5,236,485             3,843,135
             Oil and gas properties                                     542,131               617,780
             Capital loss carryforwards                                  93,211               114,997
             Derivative instruments                                     383,858

         Deferred tax liability
              Derivative instruments                                                         (158,978)
                                                                   -----------------    -------------------

         Net deferred tax assets before
             valuation allowance                                      6,255,685             4,668,697
         Valuation allowance                                         (6,255,685)           (4,668,697)
                                                                   -----------------    -------------------
         Net deferred tax assets (liabilities)                     $      -             $       -
                                                                   =================    ===================

               As of December 31, 2002 and 2001,  we did not believe it was more likely than not that the net  operating  loss  carryforwards  would be realizable  through  generation of future taxable  income;  therefore, they were fully reserved.

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Income Taxes - continued

               The following table summarizes the difference  between the actual tax provision  and the amounts  obtained by applying the statutory tax rate of 34% to the income  (loss)  before  income  taxes for the years ended December 31, 2002, 2001 and 2000.

                                                                     2002                2001                2000
                                                               -----------------   -----------------    ----------------

         Tax (benefit) calculated at statutory rate            $   (1,530,786)     $        355,059     $       119,943

         Increase (reductions) in taxes due to:

             Effect of net operating loss carryforwards                                                         (45,176)
             Effect on non-deductible expenses                         65,174                18,157              43,133
             Change in valuation allowance                          1,586,988              (345,754)            (60,422)
             Other                                                   (121,376)              (27,462)            (57,478)
                                                               -----------------   -----------------    ----------------

         Current federal income tax provision                   $      -           $        -           $        -
                                                               =================   =================    ================

               As of December 31, 2002 we had net operating  loss  carryforwards
          of  approximately   $15,400,000  and  capital  loss  carryforwards  of
          approximately  $274,000,  which are available to reduce future taxable income and capital  gains,  respectively,  and the related  income tax liability.  The capital  loss  carryforward  expires in 2003.  The net operating loss carryforward expires at various dates through 2022.

Note 10. Commitments and Contingencies

          Oil and Gas Hedging Activities

               We entered into an agreement with an energy lender  commencing in
          May,  2000, to hedge a portion of our oil and gas sales for the period of May, 2000 through  April,  2004.  The agreement  called for initial volumes of 7,900  barrels  of oil and  52,400  Mmbtu of gas per month, declining monthly thereafter.  We entered into a second agreement with the energy lender, commencing September,  2001, to hedge an additional portion of our oil and gas sales for the  periods of  September,  2001
          through  July,  2004  and  September,   2001  through  December  2002,
          respectively.  The  agreement  called  for  initial  volumes of 15,000 barrels of oil and 50,000  Mmbtu of gas per month,  declining  monthly thereafter. Volumes at December 31, 2002 had declined to 9,800 barrels of oil and 26,500  Mmbtu of gas. As a result of these  agreements,  we realized a reduction in revenues of $368,776,  $762,480 and $1,200,794 for the  twelve-month  periods ended December 31, 2002, 2001 and 2000, respectively, which is included in oil and gas sales.

          Lease Obligations

               We lease  office space at one  location  under a sixty-four  (64)
          month lease,  which commenced December 1, 2001 and was amended May 30,
          2002 after expansion.  Annual  commitments under the lease are: 2003 -
          $126,536, 2004 - $130,051, 2005 - $132,980, 2006 - $135,241 and 2007 -
          $33,977.  Total rent  expense for the years ended  December  31, 2002,
          2001  and  2000  were  approximately  $91,000,  $60,000  and  $54,000, respectively.

          Litigation

               From time to time, we are involved in  litigation  arising out of our  operations  or from disputes with vendors in the normal course of business.  As of  April 9,  2003,  we were not  engaged  in any  legal proceedings  that are expected,  individually or in the aggregate,  to have a material effect on our consolidated financial statements.

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

               We emphasize  that reserve  estimates are  inherently  imprecise.
          Accordingly,  the  estimates  are  expected to change as more  current information becomes available.  Our policy is to amortize  capitalized oil and gas costs on the unit of production  method,  based upon these reserve estimates.  It is reasonably possible that, because of changes in market  conditions  or the inherent  imprecision  of these  reserve estimates,  that the  estimates of future cash  inflows,  future gross revenues,  the amount of oil and gas reserves, the remaining estimated lives of the oil and gas  properties,  or any combination of the above may be increased or reduced in the near term. If reduced, the carrying amount of capitalized oil and gas properties may be reduced materially in the near term.

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Oil and Gas Reserves Information (Unaudited) - continued

               The  following  unaudited  table  sets  forth  proved oil and gas reserves,  all within the United States,  at December 31, 2002,  2001, and 2000, together with the changes therein.

                                                                                      Crude Oil          Natural Gas
                                                                                       (BBls)               (Mcf)
                                                                                   ----------------    ----------------
         QUANTITIES OF PROVED RESERVES:

              Balance December 31, 1999                                                 3,314,908          19,186,865
                   Revisions                                                              433,409           1,478,834
                   Extensions, discoveries and additions                                  501,293           1,509,014
                   Purchase                                                               490,600           3,748,845
                   Sales                                                                     -                  -
                   Production                                                            (165,031)         (1,111,639)
                                                                                   ----------------    ----------------

              Balance December 31, 2000                                                 4,575,179          24,811,919
                   Revisions                                                             (386,078)            238,595
                   Extensions, discoveries and additions                                    5,676             895,333
                   Purchase                                                             2,078,561          14,905,837
                   Sales                                                                 (107,225)              1,122
                   Production                                                            (294,276)         (1,594,899)
                                                                                   ----------------    ----------------

              Balance December 31, 2001                                                 5,871,837          39,257,907
                   Revisions                                                             (125,468)         (4,959,229)
                   Extensions, discoveries and additions                                   22,129           1,090,024
                   Purchase                                                                52,480           1,090,025
                   Sales                                                                  (20,698)           (837,856)
                   Production                                                            (278,374)         (1,487,048)
                                                                                   ----------------    ----------------

              Balance December 31, 2002                                                 5,521,906          34,158,823
                                                                                   ================    ================

         PROVED DEVELOPED RESERVES:
              December 31, 2000                                                         2,883,641          15,141,979
                                                                                   ================    ================
              December 31, 2001                                                         3,939,593          21,203,989
                                                                                   ================    ================
              December 31, 2002                                                         4,025,552          25,374,113
                                                                                   ================    ================

                                                 GULFWEST ENERGY INC. AND SUBSIDIARIES
                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Oil and Gas Reserves Information (Unaudited) - continued

         STANDARDIZED MEASURE:

         Standardized measure of discounted future net cash flows relating to proved reserves:

                                                                  2002                  2001                 2000
                                                                  ----                  ----                 ----

         Future cash inflows                               $     308,381,837      $ 199,162,921        $  318,504,931

         Future production and development costs
            Production                                           105,629,872         77,526,278            97,465,972
            Development                                           23,350,811         23,610,596            13,400,359
                                                           -------------------    -----------------    -----------------

         Future cash flows before income taxes                   179,401,154         98,026,047           207,638,600
         Future income taxes                                     (38,611,577)       (13,281,358)          (56,466,527)
                                                           -------------------    -----------------    -----------------

         Future net cash flows after income taxes                140,789,577         84,744,689           151,172,073
         10% annual discount for estimated
           timing of cash flows                                  (63,165,742)       (35,895,306)          (60,790,946)
                                                           -------------------    -----------------    -----------------

         Standardized measure of discounted
           future net cash flows                           $      77,623,835      $  48,849,383        $   90,381,127
                                                           ===================    =================    =================

         The following reconciles the change in the standardized measure of discounted future net cash flows:

         Beginning of year                                 $      48,849,383      $  90,381,127       $    30,955,399

         Changes from:
            Purchases                                              3,054,793         27,032,359            18,483,582
            Sales                                                   (953,159)          (443,324)
            Extensions, discoveries and improved
             recovery, less related costs                          2,002,176            427,192            10,727,329
            Sales of oil and gas produced net of
                production costs                                  (5,016,964)        (7,270,603)           (5,068,349)
            Revision of quantity estimates                        (9,974,557)        (1,783,276)            7,365,348
            Accretion of discount                                  5,649,945          12,414,073            3,765,842
            Change in income taxes                               (13,624,917)         26,109,535          (27,056,577)
            Changes in estimated future
                development costs                                 (5,254,561)         (6,360,990)            (504,445)
           Development costs incurred that
                reduced future development costs                   5,569,881           5,945,369            4,359,405
           Change in sales and transfer prices,
                net of production costs                           46,903,282         (89,573,528)          38,543,222
           Changes in production rates (timing)
                and other                                            418,533          (8,028,551)           8,810,371
                                                           -------------------    -----------------    -----------------
          End of year                                      $      77,623,835      $   48,849,383       $   90,381,127
                                                           ===================    =================    =================

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Quarterly Results (Unaudited)

               Summary  data  relating  to the  results of  operations  for each quarter for the years ended December 31, 2002 and 2001 follows:

                                                                        Three Months Ended
                                            ----------------------------------------------------------------------------
                                               March 31             June 30          September 30         December 31
                                            ----------------    ----------------    ----------------    ----------------
         2002
              Net sales                     $     2,648,873     $     2,951,798     $     2,641,626     $     2,597,500
              Gross profit                          239,912             450,255             100,527             136,961
              Net income (loss)                  (1,964,010)           (305,060)           (924,750)         (1,420,993)
              Income (loss) per common
                 share - basic and diluted  $         (0.11)    $         (0.02)    $         (0.05)    $         (0.07)

         2001
              Net sales                     $     3,057,739     $     3,455,882     $     3,669,203     $     2,807,757
              Gross profit                          930,784           1,219,002           1,083,789             218,300
              Net income (loss)                  (2,409,567)          1,919,735           1,671,994            (194,121)
              Income (loss) per common
                 share - basic              $         (0.13)    $          0.10     $          0.09     $         (0.01)
                       - diluted            $         (0.13)    $          0.10     $          0.08     $         (0.01)

                          INDEPENDENT AUDITOR'S REPORT

     Stockholders and Board of Directors
     GULFWEST ENERGY INC.

     Our report on the consolidated financial statements of GulfWest Energy Inc.
     and Subsidiaries as of December 31, 2002 and 2001 and for each of the three years in the period ended  December  31, 2002,  is included on page F-1. In connection with our audit of such  consolidated  financial  statements,  we have also audited the related  financial  statement  schedule for the years ended December 31, 2002, 2001 and 2000 on page F-31.

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
     March 24, 2003

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                BALANCE                                                       BALANCE
                                                  AT                                                             AT
                                               BEGINNING          PROVISIONS/           RECOVERIES/             END
DECRIPTION                                     OF PERIOD           ADDITIONS            DEDUCTIONS           OF PERIOD
----------------------------------------    ----------------    -----------------    ------------------    ---------------
For the year ended

     December 31, 2000

          Accounts and notes receivable
               related parties              $      700,230      $     40,248         $                     $     740,478

                                            ================    =================    ==================    ===============

          Valuation allowance for
               Deferred tax assets          $    5,074,873      $    (60,422)        $                     $   5,014,451

                                            ================    =================    ==================    ===============

For the year ended

     December 31, 2001

          Accounts and notes receivable
               related parties              $      740,478      $                    $                     $     740,478
                                            ================    =================    ==================    ===============

          Valuation allowance for
               Deferred tax assets          $    5,014,451      $   (345,754)        $                     $   4,668,697
                                            ================    =================    ==================    ===============

For the year ended

     December 31, 2002

          Accounts and notes receivable
               related parties              $      740,478      $                    $      (740,478)      $
                                            ================    =================    ==================    ===============

          Valuation allowance for
               Deferred tax assets          $    4,668,697      $   1,586,988        $                     $   6,255,685
                                            ================    =================    ==================    ===============

                                 CERTIFICATIONS

I, Thomas R. Kaetzer, certify that:

     1.   I have  reviewed  this amended  annual report on Form 10-K of GulfWest
          Energy Inc.;

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

                                       i

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

Date: April 9, 2003

                                      /s/ Thomas R. Kaetzer
                                          -------------------------------
                                          Thomas R. Kaetzer
                                          President and Chief Executive Officer

                                       ii

                                 CERTIFICATIONS

I, Richard L. Creel, certify that:

     1.   I have  reviewed  this amended  annual report on Form 10-K of GulfWest
          Energy Inc.;

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

                                       i

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

Date: April 9, 2003

                                       /s/  Richard L. Creel
                                      -----------------------------------
                                            Richard L. Creel
                                            Vice President of Finance

                                       ii

April 9, 2003

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Re:  Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002

In connection with the  accompanying  amended report on Form 10-K for the period ended December 31, 2002,  and filed with the Securities and Exchange  Commission on the date hereof (the "Report"),  We, Thomas R. Kaetzer,  President and CEO of
GulfWest Energy Inc. (the  "Company"),  and Richard L. Creel,  Vice President of
Finance of the Company hereby certify that:

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