Form 10-Q
period 2003-03-31
GULFWEST ENERGY INC
filed 2003-05-15
CIK 813779

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   for the transition period from____ to ____

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

                                  YES X NO ____

The  number of shares  outstanding  of each of the  issuer's  classes  of common stock, as of the latest practicable date, May 14, 2003, was 18,492,541 shares of
Class A Common Stock, $.001 par value.

                              GULFWEST ENERGY INC.

                         FORM 10-Q FOR THE QUARTER ENDED
                                 MARCH 31, 2003

                                                                      Page of
                                                                     Form 10-Q
                                                                     ---------

Part I: Financial Statements

Item 1. Financial Statements
         Consolidated Balance Sheets, March 31, 2003,
           and December 31, 2002                                         3
         Consolidated Statements of Operations-for the three
           months ended March 31, 2003, and 2002                         5
         Consolidated Statements of Cash Flows-for the three
           months ended March 31, 2003, and 2002                         6
         Notes to Consolidated Financial Statements                      7

Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                                 9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk      11

Item 4.  Controls and Procedures                                         11

Part II: Other Information

Item 4.  Submission of Matters to a Vote of Security Holders             12

Item 6.  Exhibits and Reports on 8-K                                     12

Signatures                                                               13

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
------- ---------------------

                              GULFWEST ENERGY INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2003 AND DECEMBER 31, 2002

                                     ASSETS

                                                                            March 31,             December 31,
                                                                              2003                    2002
                                                                           (Unaudited)              (Audited)
                                                                       --------------------    --------------------
                                                                       --------------------    --------------------

CURRENT ASSETS:
  Cash and cash equivalents                                            $           654,178     $           687,694
  Accounts receivable - trade, net of allowance for doubtful
     accounts of -0- in 2003 and 2002                                            2,050,306               1,361,446
  Prepaid expenses                                                                 249,162                 303,906
                                                                       --------------------    --------------------
          Total current assets                                                   2,953,646               2,353,046
                                                                       --------------------    --------------------

OIL AND GAS PROPERTIES,
  using the successful efforts method of accounting                             57,056,426              56,786,043

OTHER PROPERTY AND EQUIPMENT                                                     2,121,410               2,121,410
  Less accumulated depreciation, depletion,
    and amortization                                                            (9,048,675)             (8,498,497)
                                                                       --------------------    --------------------

  Net oil and gas properties and
      other property and equipment                                              50,129,161              50,408,956
                                                                       --------------------    --------------------

OTHER ASSETS
  Deposits                                                                          37,442                  37,442
  Debt issue cost, net                                                             235,731                 289,497
                                                                       --------------------    --------------------
          Total other assets                                                       273,173                 326,939
                                                                       --------------------    --------------------

TOTAL ASSETS                                                           $        53,355,980     $        53,088,941
                                                                       ====================    ====================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST ENERGY INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2003 AND DECEMBER 31, 2002

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               March 31,             December 31,
                                                                                 2003                    2002
                                                                              (Unaudited)              (Audited)
                                                                          --------------------    --------------------
                                                                          --------------------    --------------------

CURRENT LIABILITIES
  Notes payable                                                           $         5,229,111     $         4,936,088
  Notes payable - related parties                                                   1,290,000               1,290,000
  Current portion of long-term debt                                                32,955,523              33,128,447
  Current portion of long-term debt - related parties                                 197,307                 256,967
  Accounts payable - trade                                                          4,048,552               3,928,477
  Accrued expenses                                                                    440,394                 458,587
                                                                          --------------------    --------------------

    Total current liabilities                                                      44,160,887              43,998,566
                                                                          --------------------    --------------------

NONCURRENT LIABILITIES
  Long-term debt, net of current portion                                              115,223                 126,552
  Long-term debt, related parties                                                                              11,256
                                                                          --------------------    --------------------

    Total noncurrent liabilities                                                      115,223                 137,808
                                                                          --------------------    --------------------

OTHER LIABILITIES
    Derivative instruments                                                          1,110,137               1,128,993
                                                                          --------------------    --------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock                                                                         170                     170
  Common stock                                                                         18,493                  18,493
  Additional paid-in capital                                                       28,283,712              28,258,212
  Retained deficit                                                                (20,332,642)            (20,453,301)
                                                                          --------------------    --------------------

         Total stockholders' equity                                                 7,969,733               7,823,574
                                                                          --------------------    --------------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                      $        53,355,980     $        53,088,941
                                                                          ====================    ====================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST ENERGY INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                              2003                   2002
                                                                       -------------------    --------------------

OPERATING REVENUES
  Oil and gas sales                                                    $        3,204,863     $        2,526,242
  Well servicing revenues                                                                                 12,122
  Operating overhead and other income                                              45,740                110,509
                                                                       -------------------    --------------------
     Total operating revenues                                                   3,250,603              2,648,873
                                                                       -------------------    --------------------

OPERATING EXPENSES
  Lease operating expenses                                                      1,369,935              1,376,683
  Cost of well servicing operations                                                                       18,561
  Depreciation, depletion and amortization                                        603,944                606,641
  General and administrative                                                      414,041                407,076
                                                                       -------------------    --------------------
     Total operating expenses                                                   2,387,920              2,408,961
                                                                       -------------------    --------------------

INCOME FROM OPERATIONS                                                            862,683                239,912
                                                                       -------------------    --------------------

OTHER INCOME AND EXPENSE
  Interest expense                                                               (760,880)              (691,875)
  Gain on sale of assets                                                                                  11,061
  Unrealized gain (loss) on derivative instruments                                 18,856             (1,494,983)

                                                                       -------------------    --------------------
     Total other income and expense                                              (742,024)            (2,175,797)
                                                                       -------------------    --------------------

INCOME (LOSS) BEFORE INCOME TAXES                                                 120,659             (1,935,885)

INCOME TAXES
                                                                       -------------------    --------------------

NET INCOME (LOSS)                                                                 120,659             (1,935,885)

DIVIDENDS ON PREFERRED STOCK
  (PAID 2003 - 0; 2002 - $28,125)                                                                        (28,125)
                                                                       -------------------    --------------------

NET INCOME (LOSS) AVAILABLE TO COMMON
  SHAREHOLDERS                                                         $          120,659     $       (1,964,010)
                                                                       ===================    ====================

NET INCOME (LOSS) PER COMMON SHARE,
BASIC AND DILUTED                                                      $              .01     $             (.11)
                                                                       ===================    ====================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST ENERGY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                                     2003                   2002
                                                                              -------------------    --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                           $          120,659     $        (1,935,885)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
            Depreciation, depletion, and amortization                                    603,944                 606,641
            Warrants issued and charged to operations                                     25,500
            Gain on sale of assets                                                                               (11,061)
            Unrealized (gain) loss on derivative instruments                             (18,856)              1,494,983
            (Increase) decrease in accounts receivable - trade, net                     (688,860)               (121,624)
            (Increase) decrease in prepaid expenses                                       54,744                (197,608)
            Increase in accounts payable and accrued expenses                            101,882                 743,772
                                                                              -------------------    --------------------
               Cash provided by operating activities                                     199,013                 579,218
                                                                              -------------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
            Proceeds from sale of property and equipment                                                         668,247
            Purchase of property and equipment                                          (270,383)               (712,025)
                                                                              -------------------    --------------------
                Net cash used in investing activities                                   (270,383)                (43,778
                                                                              -------------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Payments on debt                                                            (262,146)             (1,126,856)
            Proceeds from debt issuance                                                  300,000                 461,918
            Dividends paid                                                                                       (28,125)
                                                                              -------------------    --------------------
                Net cash provided by (used in) financing activities                       37,854                (693,063)
                                                                              -------------------    --------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                    (33,516)               (157,623)

CASH AND CASH EQUIVALENTS, beginning of period                                           687,694                 689,030
                                                                              -------------------    --------------------

CASH AND CASH EQUIVALENTS, end of period                                      $          654,178     $           531,407
                                                                              ===================    ====================

CASH PAID FOR INTEREST                                                        $          548,641     $           688,856
                                                                              ===================    ====================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002
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

     We entered into the  agreement,  commencing in May 2000, to hedge a portion of our oil and gas sales for the period of May 2000 through April 2004. The agreement  calls for initial volumes of 7,900 barrels of oil and 52,400 Mcf of gas per month,  declining monthly  thereafter.  We entered into a second agreement with the energy lender,  commencing  September  2001, to hedge an additional  portion of our oil and gas sales for the  periods of  September
     2001  through  July  2004  and  September   2001  through   December  2002,
     respectively.  The agreement calls for initial volumes of 15,000 barrels of oil and 50,000 Mmbtu of gas per month,  declining monthly thereafter.  As a result of these agreements, we realized a reduction in revenues of $560,378 for the three-month period ended March 31, 2003 and an increase in revenues of $251,200  for the  three-month  period  ended March 31,  2002,  which is included in oil and gas sales.

     The estimated  change in fair value of the derivatives is reported in Other
     Income and Expense as unrealized (gain) loss on derivative instruments. The estimated  fair value of the  derivatives  is reported in Other  Assets (or
     Other Liabilities) as derivative instruments.

6.   Stock Based Compensation

     In October 1995, SFAS No. 123, "Stock Based  Compensation,"  (SFAS 123) was
     issued.  This  statement  requires  that we choose  between  two  different methods of accounting for stock options and warrants. The statement defines a fair-value-based  method of accounting for stock options and warrants but allows an entity to continue to measure compensation cost for stock options and warrants  using the  accounting  prescribed  by APB Opinion No. 25 (APB
     25),  "Accounting  for  Stock  Issued  to  Employees."  Use of  the  APB 25
     accounting  method  results in no  compensation  cost being  recognized  if options are granted at an exercise price at the current market value of the stock or higher.  We will continue to use the intrinsic  value method under
     APB 25 but are  required by SFAS 123 to make pro forma  disclosures  of net income (loss) and earnings (loss) per share as if the fair value method had been applied in its 2003 and 2002 financial statements.

     There  were  no  options  or  warrants   issued  as  stock-based   employee
     compensation in the three month period ended March 31, 2003 and 2002.

7.   As shown in the financial  statements,  we had a working capital deficiency of  $41,207,200  at March  31,  2003  and  $41,645,520  for the year  ended
     December 31, 2003. This and other conditions raise  substantial doubt about our ability to continue as a going concern.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS
        ------------------------------------------------------------------------

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

Results of Operations
---------------------

     The factors which most  significantly  affect our results of operations are
(1) the sales price of crude oil and natural  gas,  (2) the level of total sales volumes of crude oil and natural gas, (3) depletion and  depreciation of oil and gas property costs and related equipment, (4) the level of and interest rates on borrowings and, (5) the level and success of new acquisitions and development of existing properties.

Comparative results of operations for the periods indicated are discussed below.

Three-Month  Period  Ended March 31, 2003  compared to Three Month  Period Ended
March 31, 2002.

Revenues

     Oil and Gas Sales.  Revenues from the sale of crude oil and natural gas for the first quarter  increased 27% from  $2,526,200 in 2002 to $3,204,900 in 2003.
This was due to a  significant  increase in oil and gas prices,  which  offset a decrease in volume.

     Operating  Overhead  and  Other  Income.  Revenues  from  these  activities decreased  59% from  $110,500 in 2002 to $45,700 in 2003,  due  primarily to the expiration of a natural gas marketing contract.

Costs and Expenses

     Lease Operating  Expenses.  Lease operating expenses decreased less than 1%
from $1,376,700 in 2002 to $1,369,900 in 2003.

     Depreciation,  Depletion  and  Amortization  (DD and A). DD and A increased less than 1% from $606,600 in 2002 to $603,900 in 2003.

     General  and  Administrative  (G  and  A)  Expenses.  Our G and A  expenses increased 2% from $407,100 in 2002 to $414,000 in 2003.

     Interest  Expense.  Interest expense increased 10% from $691,900 in 2002 to
$760,900  in 2003,  primarily  due to  increased  debt for  funding  of  capital development projects.

Financial Condition and Capital Resources
-----------------------------------------

     At March 31, 2003, our current  liabilities  exceeded our current assets by
$41,207,200,  as almost  all of our debt in this  quarter is now  classified  as short term. To address this, we are currently negotiating with various financial institutions  to  refinance  our  debt,  as well as  provide  funds for our $6.4 million capital  development plan for 2003. As part of our financing  effort, on
February 28, 2003, we entered into an agreement with our major lender to buy-out its loan,  which has a current  balance of $27.9 million,  for a cash payment of
$20 million.  The agreement  expires on May 29, 2003 and should we not close the transaction  by that date, we will,  within thirty days,  issue to the lender $1 million of preferred stock convertible to common stock at $1.00 per share.

     During the first quarter of 2003, we had net income of $120,700 compared to a net loss of $1,964,000 for the period in 2002. We sold 61,209 barrels of crude oil and 317,547 Mcf of natural gas  compared to 78,360  barrels of crude oil and
357,519 Mcf of natural gas in the first  quarter of 2002.  Revenue for crude oil sales for the quarter was  $1,501,723 in 2003 compared to $1,520,289 in 2002 and for natural gas sales was $1,703,140 in 2003 compared to $1,005,953 in 2002. Oil and  natural  gas  sales  volumes  were  lower  due to the  natural  decline  of production in a few fields, and the lack of funding for development  activity to increase production.

                                       10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

     The following  market rate  disclosures  should be read in conjunction with the quantitative  disclosures  about market risk contained in the Company's 2002 annual  report  on  Form  10-K,  as  well as  with  the  consolidated  financial statements and notes thereto included in this quarterly report on Form 10-Q.

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

Interest Rate Risk

     The Company is exposed to interest rate risk on debt with variable interest rates. At March 31, 2003, the Company carried variable rate debt of $37,425,617.
Assuming  a one  percentage  point  change  at March 31,  2003 on the  Company's variable rate debt, the annual pretax income would change by $374,256.

Commodity Price Risk

     The Company hedges a portion of its price risks associated with its oil and natural gas sales which are  classified as derivative  instruments.  As of March
31,  2003,  these  derivative  instruments'  liabilities  had a  fair  value  of
$1,110,137.  A hypothetical change in oil and gas prices could have an effect on oil and gas futures  prices,  which are used to  estimate  the fair value of our derivative instrument.  However, it is not practicable to estimate the resultant change, in any, in the fair value of our derivative instrument.

ITEM 4.  CONTROLS AND PROCEDURES
-------  -----------------------

     Based on an evaluation of the Company's  disclosure controls and procedures performed by the Company's  management within 90 days of the filing date of this report,  the  Company's  Chief  Executive  Officer and Chief  Financial  Officer
believe that the Company has appropriate  disclosure  controls and procedures to ensure that information  required to be disclosed by the Company in its periodic reports is recorded, processed,  summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     Since the date of such evaluation,  there have been no significant  changes in the Company's internal controls or in other factors that could  significantly
affect  these  controls,   including  any  corrective  actions  with  regard  to
significant deficiencies and material weaknesses.

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

                                           GULFWEST ENERGY INC.
                                              (Registrant)

Date:  May 13, 2003                         By: /s/ Thomas R. Kaetzer
                                               ---------------------------------
                                               Thomas R. Kaetzer
                                               President

Date:  May 13, 2003                         By: /s/ Jim C. Bigham
                                               ---------------------------------
                                               Jim C. Bigham
                                               Executive Vice President
                                                  and Secretary

Date:  May 13, 2003                         By: /s/ Richard L. Creel
                                               ---------------------------------
                                               Richard L. Creel
                                               Vice President of Finance

                                       13

                                                            CERTIFICATIONS

I, Thomas R. Kaetzer, certify that:

     1.   I have reviewed this amended quarterly report on Form 10-Q of GulfWest
          Energy Inc.;

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

Date: May 13, 2003

                                      /s/ Thomas R. Kaetzer
                                      -----------------------------------
                                          Thomas R. Kaetzer
                                          President and Chief Executive Officer

                                       ii

                                 CERTIFICATIONS

I, Richard L. Creel, certify that:

     1.   I have reviewed this amended quarterly report on Form 10-Q of GulfWest
          Energy Inc.;

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

Date: May 13, 2003

                                          /s/  Richard L. Creel
                                          -----------------------------------
                                               Richard L. Creel
                                               Vice President of Finance

                                       ii

May 13, 2003

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Re:  Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002

In  connection  with the  accompanying  report on Form 10-Q for the period ended
March 31, 2003,  and filed with the  Securities  and Exchange  Commission on the date hereof (the "Report"), We, Thomas R. Kaetzer, President and CEO of GulfWest
Energy Inc. (the "Company"),  and Richard L. Creel, Vice President of Finance of
the Company hereby certify that:

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