Form 10-Q
period 2003-06-30
GULFWEST ENERGY INC
filed 2003-08-13
CIK 813779

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

                                 YES X NO ____

The  number of shares  outstanding  of each of the  issuer's  classes  of common stock, as of the latest practicable date, August 13, 2003, was 18,492,541 shares of Class A Common Stock, $.001 par value.

                              GULFWEST ENERGY INC.

                         FORM 10-Q FOR THE QUARTER ENDED
                                  JUNE 30, 2003

                                                                      Page of
                                                                     Form 10-Q
                                                                     ---------

Part I: Financial Statements

Item 1. Financial Statements
          Consolidated Balance Sheets, June 30, 2003
           and December 31, 2002                                        3
          Consolidated Statements of Operations-for the three
           months and six months ended June 30, 2003, and 2002          5
          Consolidated Statements of Cash Flows-for the six
           months ended June 30, 2003, and 2002                         6
          Notes to Consolidated Financial Statements                    7

Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of Operations             10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk     12

Part II: Other Information

Item 4.  Submission of Matters to a Vote of Security Holders            13

Item 6.  Exhibits and Reports on 8-K                                    13

Signatures                                                              14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
------- ---------------------

                              GULFWEST ENERGY INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2003 AND DECEMBER 31, 2002

                                     ASSETS

                                                                           June 30,                December 31,
                                                                             2003                      2002
                                                                          (Unaudited)                (Audited)
                                                                     ----------------------    ----------------------

CURRENT ASSETS:
  Cash and cash equivalents                                          $          641,152        $        687,694
  Accounts Receivable - trade, net of allowance for
    doubtful accounts of -0- in 2002 and 2001                                 1,424,980               1,361,446
  Prepaid expenses                                                              340,570                 303,906
                                                                     ----------------------    ----------------------
          Total current assets                                                2,406,702               2,353,046
                                                                     ----------------------    ----------------------

OIL AND GAS PROPERTIES,
  Using the successful efforts method of accounting                          57,477,540              56,786,043

OTHER PROPERTY AND EQUIPMENT                                                  2,121,410               2,121,410
  Less accumulated depreciation, depletion
     And amortization                                                        (9,565,573)             (8,498,497)
                                                                     ----------------------    ----------------------

  Net oil and gas properties, and
     other property and equipment                                            50,033,377              50,408,956
                                                                     ----------------------    ----------------------

OTHER ASSETS
  Deposits                                                                       20,142                  37,442
  Debt issue cost, net                                                          181,964                 289,497
                                                                     ----------------------    ----------------------
          Total other assets                                                    202,106                 326,939
                                                                     ----------------------    ----------------------

TOTAL ASSETS                                                         $       52,642,185        $     53,088,941
                                                                     ======================    ======================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST ENERGY INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2003 AND DECEMBER 31, 2002

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              June 30,               December 31,
                                                                                2003                     2002
                                                                            (Unaudited)               (Audited)
                                                                        ---------------------    ---------------------

CURRENT LIABILITIES
  Notes payable                                                         $       5,229,111        $       4,936,088
  Notes payable - related parties                                               1,290,000                1,290,000
  Current portion of long-term debt                                            32,918,337               33,128,447
  Current portion of long-term debt - related parties                             139,587                  256,967
  Accounts payable - trade                                                      3,928,671                3,928,477
  Accrued expenses                                                                356,963                  458,587
                                                                        ---------------------    ---------------------
          Total current liabilities                                            43,862,669               43,998,566
                                                                        ---------------------    ---------------------

NONCURRENT LIABILITIES
  Long-term debt, net of current portion                                          104,840                  126,552
  Long-term debt, related parties                                                                           11,256
                                                                        ---------------------    ---------------------
          Total noncurrent liabilities                                            104,840                  137,808
                                                                        ---------------------    ---------------------

OTHER LIABILITIES
  Derivative instruments                                                          936,826                1,128,993
                                                                        ---------------------    ---------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock                                                                     190                      170
  Common stock                                                                     18,493                   18,493
  Additional paid-in capital                                                   29,283,692               28,258,212
  Retained deficit                                                            (21,564,525)             (20,453,301)
                                                                        ---------------------    ---------------------
          Total stockholders' equity                                            7,737,850                7,823,574
                                                                        ---------------------    ---------------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                    $      52,642,185        $      53,088,941
                                                                        =====================    =====================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST ENERGY INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                           Three Months                          Six Months
                                                                          Ended June 30,                       Ended June 30,
                                                                      2003              2002               2003               2002
                                                            ---------------    --------------    ---------------    ---------------

OPERATING REVENUES
  Oil and gas sales                                         $   2,770,156      $   2,813,776     $    5,975,019     $    5,340,018
  Well servicing revenues                                                                486                                12,608
  Operating overhead and other income                              19,968            137,536             65,708            248,045
                                                            ---------------    --------------    ---------------    ---------------
         Total operating revenues                               2,790,124          2,951,798          6,040,727          5,600,671
                                                            ---------------    --------------    ---------------    ---------------

OPERATING EXPENSES
  Lease operating expenses                                      1,392,440          1,343,545          2,762,375          2,720,228
  Cost of well servicing operations                                                   16,035                                34,596
  Depreciation, depletion and amortization                        570,665            680,321          1,174,609          1,286,962
  General and administrative                                      420,443            461,642            834,484            868,718
                                                            ---------------    --------------    ---------------    ---------------
          Total operating expenses                              2,383,548          2,501,543          4,771,468          4,910,504
                                                            ---------------    --------------    ---------------    ---------------

INCOME FROM OPERATIONS                                            406,576            450,255          1,269,259            690,167
                                                            ---------------    --------------    ---------------    ---------------

OTHER INCOME AND EXPENSE
  Interest expense                                               (811,770)          (751,195)        (1,572,650)        (1,443,070)
  Other financing costs                                        (1,000,000)                           (1,000,000)
  Gain on sale of assets                                                                                                    11,061
  Unrealized gain (loss) on derivative instruments                173,311             24,005            192,167         (1,470,978)
                                                            ---------------    --------------    ---------------    ---------------
       Total other income and expense                          (1,638,459)          (727,190)        (2,380,483)        (2,902,987)
                                                            ---------------    --------------    ---------------    ---------------

INCOME (LOSS) BEFORE INCOME TAXES                              (1,231,883)          (276,935)        (1,111,224)        (2,212,820)

INCOME TAXES                                                ---------------    --------------    ---------------    ---------------

NET INCOME (LOSS)                                              (1,231,883)          (276,935)        (1,111,224)        (2,212,820)

DIVIDENDS ON PREFERRED STOCK                                                         (28,125)                              (56,250)
                                                            ---------------    --------------    ---------------    ---------------

NET INCOME (LOSS) AVAILABLE TO
  COMMON SHAREHOLDERS                                       $  (1,231,883)     $    (305,060)    $   (1,111,224)    $   (2,269,070)
                                                            ===============    ==============    ===============    ===============

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED       $        (.07)     $        (.02)    $         (.06)    $         (.12)
                                                            ===============    ==============    ===============    ===============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST ENERGY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                                                2003                2002
                                                                                           ----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                 $   (1,111,224)     $   (2,212,820)
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
          Depreciation, depletion, and amortization                                             1,174,609           1,286,962
          Warrants issued and charged to earnings                                                  25,500
          Other financing costs                                                                 1,000,000
          Loss (Gain) on sale of assets                                                                               (11,061)
          Unrealized (gain) loss on derivative instruments                                       (192,167)          1,470,978
          (Increase) decrease in accounts receivable - trade, net                                 (63,534)           (372,957)
          (Increase) decrease in prepaid expenses                                                 (36,664)           (120,426)
          Increase (decrease) in accounts payable and accrued expenses                             74,894             757,344
                                                                                           ----------------    ----------------
               Net cash provided by operating activities                                          871,414             798,020
                                                                                           ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Proceeds from sale of property and equipment                                                                668,247
          Purchase of property and equipment                                                     (691,497)         (4,199,193)
                                                                                           ----------------    ----------------
               Net cash used in investing activities                                             (691,497)         (3,530,946)
                                                                                           ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Payments on debt                                                                       (526,459)         (2,140,305)
          Proceeds from debt issuance                                                             300,000           4,782,918
          Dividends Paid                                                                                              (56,250)
                                                                                           ----------------    ----------------
               Net cash provided by (used) in financing activities                               (226,459)          2,586,363
                                                                                           ----------------    ----------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                             (46,542)           (146,563)

CASH AND CASH EQUIVALENTS, beginning of period                                                    687,694             689,030
                                                                                           ----------------    ----------------

CASH AND CASH EQUIVALENTS, end of period                                                   $      641,152      $      542,467
                                                                                           ================    ================

CASH PAID FOR INTEREST                                                                     $    1,491,948      $    1,423,013
                                                                                           ================    ================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
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

4.   Non-cash Investing and Financing

     During the six month  period  ended June 30,  2003,  we applied  $17,300 in deposits  and added  $176,324 in accrued  interest to notes  payable.  Also during the quarter,  $1 million in preferred  stock was issued to an energy lender as required by an agreement that expired on May 29,2003.

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

     We entered into the  agreement,  commencing in May 2000, to hedge a portion of our oil and gas sales for the period of May 2000 through April 2004. The agreement  calls for initial volumes of 7,900 barrels of oil and 52,400 Mcf of gas per month,  declining monthly  thereafter.  We entered into a second agreement with the energy lender,  commencing  September  2001, to hedge an additional  portion of our oil and gas sales for the  periods of  September
     2001  through  July  2004  and  September   2001  through   December  2002,
     respectively.  The agreement calls for initial volumes of 15,000 barrels of oil and 50,000 Mmbtu of gas per month,  declining monthly thereafter.  As a result of these agreements, we realized a reduction in revenues of $884,045 for the six-month period ended June 30, 2002 and an increase in revenues of
     $84,595 for the six-month  period ended June 30, 2002, which is included in oil and gas sales.

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

     If we had used the fair value method required by SFAS 123, our net loss and per share information would approximate the following amounts:

     Three months                  2003                          2002
     --------------------    -------------------------      -------------------------
                             As Reported      Proforma      As Reported      Proforma
     SFAS 123
       compensation cost     $              $      7,350    $              $    32,000
     APB 25
       compensation cost     $              $               $              $
     Net income (loss)       $ (1,231,883)  $ (1,239,233)   $  (305,060)   $  (337,060)
     Income (loss) per
       common share-basic
       and diluted           $       (.07)  $       (.07)   $      (.02)   $      (.02)

     Six months                    2003                          2002
     --------------------    -------------------------    ---------------------------
                             As Reported       Proforma   As Reported        Proforma
     SFAS 123
       compensation cost     $              $      7,350  $                $     32,000
     APB 25
       compensation cost     $              $             $                $
     Net income (loss)       $ (1,111,224)  $ (1,118,574) $ (2,269,070)    $ (2,301,070)
     Income (loss) per
       common share-basic
       and diluted           $       (.06)  $       (.06) $       (.12)    $       (.12)

7.   As shown in the financial  statements,  we had a working capital deficiency of $41,455,967 at June 30, 2003 and $41,645,520 for the year ended December
     31,  2002.  This and other  conditions  raise  substantial  doubt about our ability to continue as a going concern.

8.   In a  subsequent  event,  on July 24, 2003 we signed a letter of  agreement with  Starlight  Corporation  of  Denver  to  pursue  a  merger  of the two companies.  A definitive  agreement and plan of merger is being  developed, which will be subject to board and shareholder  approval by both companies, as well as regulatory approvals and customary due diligence.

     The merger will be achieved  through a  stock-for-stock  exchange,  whereby
     100% of the  Starlight  stock will be  exchanged  for  GulfWest  stock with
     GulfWest as the surviving  entity.  The merger is contingent upon achieving consolidated  re-financing of the combined  company with terms agreeable to both parties,  as well as GulfWest's  largest debt holder.  The refinancing will include  significant new capital for development  projects on the Gulf
     Coast and in the Rockies to provide growth potential.

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

Three-Month Period Ended June 30, 2003 compared to Three Month Period Ended June
30, 2002.

Revenues

     Oil and Gas Sales.  Revenues from the sale of crude oil and natural gas for the quarter decreased 2% from $2,813,800 in 2002 to $2,770,200 in 2003. This was due to a decrease in sales volumes,  partially  offset by an increase in oil and gas prices.

     Operating  Overhead  and  Other  Income.  Revenues  from  these  activities decreased  85% from  $137,500  in 2002 to $20,000  in 2003.  This was due to the
expiration  of a natural gas  marketing  contract and a reduced  number of wells operated for other working interest owners.

Costs and Expenses

     Lease  Operating  Expenses.  Lease  operating  expenses  increased  4% from
$1,343,500 in 2002 to $1,392,400 in 2003. This was primarily due to increases in insurance, labor, supplies and equipment costs.

     Depreciation, Depletion and Amortization (DD and A). DD and A decreased 16%
from $680,300 in 2002 to $570,700 in 2003, due to lower sales volumes.

     General and  Administrative (G and A) Expenses.  G and A expenses decreased
9% for the period from $461,600 in 2002 to $420,400 in 2003,  due to a reduction in  administrative  personnel  resulting  in  less  payroll.

                                       10

     Interest  Expense.  Interest expense  increased 8% from $751,200 in 2002 to
$811,800  in 2003,  primarily  due to  increased  debt for  funding  of  capital development projects.

Six-Month Period Ended June 30, 2003 compared to Six-Month Period Ended June 30,
2002.

Revenues

     Oil and Gas Sales.  Revenues from the sale of crude oil and natural gas for the period increased 12% from $5,340,000 in 2002 to $5,975,000 in 2003. This was due to an increase in oil and gas prices, which offset a decrease in volume.

     Operating  Overhead  and  Other  Income.  Revenues  from  these  activities decreased  74% from  $248,000  in 2002 to $65,700  in 2003.  This was due to the
expiration  of a natural gas  marketing  contract and a reduced  number of wells operated for other working interest owners.

Costs and Expenses

     Lease  Operating  Expenses.  Lease  operating  expenses  increased  2% from
$2,720,200  in 2002 to  $2,762,400 in 2003,  due to slightly  higher  insurance, labor, supplies and equipment costs.

     Depreciation,  Depletion and Amortization (DD and A). DD and A decreased 9%
from $1,287,000 in 2002 to $1,174,600 in 2003, due to lower sales volumes.

     General and  Administrative (G and A) Expenses.  G and A expenses decreased
4% for the period from $868,700 in 2002 to $834,500 in 2003,  due to a reduction in administrative personnel resulting in less payroll.

     Interest Expense.  Interest expense increased 9% from $1,443,100 in 2002 to
$1,572,600  in 2003,  primarily  due to  increased  debt for  funding of capital development projects.

Financial Condition and Capital Resources
-----------------------------------------

     At June 30, 2003,  our current  liabilities  exceeded our current assets by
$41,455,967.  We had a loss of $231,883  for the  quarter  compared to a loss of
$305,060 for the period in 2002.

     During the second  quarter of 2003, we sold 59,414 barrels of crude oil and
307,238 Mcf of natural gas  compared to 70,189  barrels of crude oil and 430,062
Mcf of natural  gas in the second  quarter of 2002.  Revenue for crude oil sales for the quarter was  $1,397,770  in 2003  compared to $1,456,141 in 2002 and for natural gas sales was $1,372,386 in 2003 compared to $1,357,635 in 2002.

     As part of our financing  effort,  on February 28, 2003, we entered into an agreement with our major lender to buy-out its loan, which had a balance at that date of $27.9 million,  for a cash payment of $20 million. The agreement expired on May 29,  2003 and because we were  unable to close the  transaction,  we were required to issue the lender $1 million of preferred stock.

     In a  subsequent  event,  on July 24, 2003 we signed a letter of  agreement with Starlight Corporation of Denver to pursue a merger of the two companies.  A definitive  agreement  and plan of  merger  is being  developed,  which  will be subject  to  board  and  shareholder  approval  by  both  companies,  as well as regulatory approvals and customary due diligence.
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

Interest Rate Risk

     The Company is exposed to interest rate risk on debt with variable interest rates. At June 30, 2003, the Company carried  variable rate debt of $38,394,730.
Assuming  a one  percentage  point  change  at June  30,  2003 on the  Company's variable rate debt, the annual pretax income would change by $383,947.

Commodity Price Risk

     The Company hedges a portion of its price risks associated with its oil and natural gas sales which are classified as derivative instruments. As of June 30,
2003, these derivative instruments'  liabilities had a fair value of $936,826. A hypothetical  change in oil and gas  prices  could have an effect on oil and gas futures  prices,  which are used to  estimate  the fair value of our  derivative instrument.  However, it is not practicable to estimate the resultant change, in any, in the fair value of our derivative instrument.

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

                                       12

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

          The  annual  meeting  of  shareholders  was held on June  12,  2003 to consider  the  election of five  persons to the board of  directors  of the
     Company (the "Board") and to transact such other business as might properly come before the meeting.  Of the  18,492,541  outstanding  shares of Common
     Stock, there were present,  in person or by proxy,  shareholders  holding a total of 15,037,185 (81%) of the shares.

          Five  candidates for director were  presented by the Board:  J. Virgil
     Waggoner,  Marshall A. Smith III,  Thomas R. Kaetzer,  John E. Loehr and M.
     Scott Manolis.  Of the 15,037,185  shares of Common Stock present in person or by proxy and entitled to be voted at the meeting,  15,035,650 votes were cast for each of the nominees for director of the  Corporation  (except for
     Mr.  Waggoner  for whom  2,900 of those  votes  were  withheld  and for Mr.
     Kaetzer,  Mr. Smith and Mr. Loehr for whom 2,000 votes were  withheld),  no votes were cast against the nominees  and 1,535 votes  abstained.  All five candidates  were  declared duly and validly  elected  members of the Board, each to serve until the next annual  meeting of  shareholders  or until his
     respective  successor  has  been  elected  and  qualified.   Following  the
     shareholders' meeting, the Board elected Mr. J. Virgil Waggoner as Chairman of the Board.

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
                  ***3.3       Amendment to the Company's  Articles of  Incorpo-
                                 ration  to increase the number of shares of
                                 Class A Common Stock that the Company will have
                                 authority to issue from  20,000,000 to
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

                                            GULFWEST ENERGY INC.
                                               (Registrant)

Date:  August 13, 2003                      By: /s/ Thomas R. Kaetzer
                                               --------------------------------
                                               Thomas R. Kaetzer
                                               President

Date:  August 13, 2003                      By: /s/ Jim C. Bigham
                                               --------------------------------
                                               Jim C. Bigham
                                               Executive Vice President
                                               and Secretary

Date:  August 13, 2003                      By: /s/ Richard L. Creel
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

         Date:  August 13, 2003

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

         Date:  August 13, 2003

                                            /s/  Richard L. Creel
                                            -----------------------------------
                                            Richard L. Creel
                                            Vice President of Finance

                                       ii

August 13, 2003

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Re:  Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002

In  connection  with the  accompanying  report on Form 10-Q for the period ended
June 30, 2003, and filed with the Securities and Exchange Commission on the date hereof (the  "Report"),  We,  Thomas R.  Kaetzer,  President and CEO of GulfWest
Energy Inc. (the "Company"),  and Richard L. Creel, Vice President of Finance of
the Company hereby certify that:

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