Form 10-Q
period 2003-09-30
GULFWEST ENERGY INC
filed 2003-11-14
CIK 813779

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

                                  YES X NO ____

The  number of shares  outstanding  of each of the  issuer's  classes  of common stock,  as of the latest  practicable  date,  November 13, 2003,  was 18,492,541 shares of Class A Common Stock, $.001 par value.

                              GULFWEST ENERGY INC.

                         FORM 10-Q FOR THE QUARTER ENDED
                               SEPTEMBER 30, 2003

                                                                         Page of
                                                                       Form 10-Q
                                                                       ---------

Part I: Financial Information

Item 1. Financial Statements
        Consolidated Balance Sheets, September 30, 2003
          and December 31, 2002                                            3
        Consolidated Statements of Operations for the three months
          and nine months ended September 30, 2003 and 2002                5
        Consolidated Statements of Cash Flows for the nine
          months ended September 30, 2003 and 2002                         6
        Notes to Consolidated Financial Statements                         7

Item 2. Management's Discussion and Analysis
          of Financial Condition and Results of Operations                 10

Item 3. Quantitative and Qualitative Disclosures about Market Risk         12

Item 4. Procedures and Controls                                            12

Part II: Other Information

Item 6. Exhibits and Reports on 8-K                                        13

Signatures                                                                 14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
------- ---------------------

                              GULFWEST ENERGY INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

                                     ASSETS

                                                                           September 30,             December 31,
                                                                               2003                      2002
                                                                            (Unaudited)               (Audited)
                                                                       ----------------------    ---------------------

CURRENT ASSETS:
  Cash and cash equivalents                                            $           294,986       $        687,694
  Accounts Receivable - trade, net of allowance for
     doubtful accounts of -0- in 2003 and 2002                                   1,263,834              1,361,446
  Prepaid expenses                                                                 374,136                303,906
                                                                       ----------------------    ---------------------
          Total current assets                                                   1,932,956              2,353,046
                                                                       ----------------------    ---------------------

OIL AND GAS PROPERTIES
  Using the successful efforts method of accounting                              57,654,455            56,786,043

OTHER PROPERTY AND EQUIPMENT                                                      2,132,220             2,121,410
  Less accumulated depreciation, depletion
     and amortization                                                           (10,040,549)           (8,498,497)
                                                                       ----------------------    ---------------------
  Net oil and gas properties, and
     other property and equipment                                                49,746,126            50,408,956
                                                                       ----------------------    ---------------------

OTHER ASSETS:
  Deposits                                                                           20,142                37,442
  Debt issue cost, net                                                              128,198               289,497
                                                                       ----------------------    ---------------------
          Total other assets                                                        148,340               326,939
                                                                       ----------------------    ---------------------

TOTAL ASSETS                                                           $         51,827,422      $     53,088,941
                                                                       ======================    =====================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST ENERGY INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           September 30,             December 31,
                                                                               2003                      2002
                                                                       ----------------------    ---------------------
                                                                            (Unaudited)               (Audited)
                                                                       ----------------------    ---------------------

CURRENT LIABILITIES
  Notes payable                                                        $          8,207,965      $        4,936,088
  Notes payable - related parties                                                 1,315,000               1,290,000
  Current portion of long-term debt                                              29,536,005              33,128,447
  Current portion of long-term debt - related parties                               134,877                 256,967
  Accounts payable - trade                                                        4,125,224               3,928,477
  Accrued expenses                                                                  431,746                 458,587
                                                                       ----------------------    ---------------------
          Total current liabilities                                              43,750,817              43,998,566
                                                                       ----------------------    ---------------------

NONCURRENT LIABILITIES
  Long-term debt, net of current portion                                             96,416                 126,552
  Long-term debt, related parties                                                                            11,256
                                                                       ----------------------    ---------------------
          Total noncurrent liabilities                                               96,416                 137,808
                                                                       ----------------------    ---------------------

OTHER LIABILITIES
  Derivative instruments                                                            641,796               1,128,993
                                                                       ----------------------    ---------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock                                                                       190                     170
  Common stock                                                                       18,493                  18,493
  Additional paid-in capital                                                     29,283,692              28,258,212
  Retained deficit                                                              (21,963,982)            (20,453,301)
                                                                       ----------------------    ---------------------
          Total stockholders' equity                                              7,338,393               7,823,574
                                                                       ----------------------    ---------------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                   $         51,827,422      $       53,088,941
                                                                       ======================    =====================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST ENERGY INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                  Three Months                                Nine Months
                                                               Ended September 30,                        Ended September 30,
                                                            2003                 2002                 2003                  2002
                                                      -----------------    -----------------    ------------------    ------------------

OPERATING REVENUES
  Oil and gas sales                                   $   2,400,967        $    2,555,526              8,375,986      $     7,895,544
  Well servicing revenues                                                          11,535                                      24,143
  Operating overhead and other income                        35,096                74,565                100,804              322,610
                                                      -----------------    -----------------    ------------------    ------------------
          Total Operating Revenues                        2,436,063             2,641,626              8,476,790            8,242,297
                                                      -----------------    -----------------    ------------------    ------------------

OPERATING EXPENSES
  Lease operating expenses                                1,434,002             1,461,001              4,196,377            4,181,229
  Cost of well servicing operations                                                10,445                                      45,041
  Depreciation, depletion and amortization                  540,312               625,382              1,714,921            1,912,344
  General and administrative                                380,176               444,271              1,214,660            1,312,989
                                                      -----------------    -----------------    ------------------    ------------------
          Total Operating Expenses                        2,354,490             2,541,099              7,125,958            7,451,603
                                                      -----------------    -----------------    ------------------    ------------------

INCOME FROM OPERATIONS                                       81,573               100,527              1,350,832              790,694
                                                      -----------------    -----------------    ------------------    ------------------

OTHER INCOME AND EXPENSE
  Interest expense                                         (756,212)             (793,017)            (2,328,862)          (2,236,087)
  Other financing costs                                                                               (1,000,000)
  Gain (loss) on sale of assets                             (19,848)               (9,964)               (19,848)               1,097
  Unrealized gain (loss) on derivative
     Instruments                                            295,030              (222,296)               487,197           (1,693,274)
                                                      -----------------    -----------------    ------------------    ------------------
          Total Other Income and Expense                   (481,030)           (1,025,277)            (2,861,513)          (3,928,264)
                                                      -----------------    -----------------    ------------------    ------------------

INCOME (LOSS) BEFORE INCOME TAXES                          (399,457)             (924,750)            (1,510,681)          (3,137,570)

INCOME TAXES                                          -----------------    -----------------    ------------------    ------------------

NET INCOME (LOSS)                                          (399,457)             (924,750)            (1,510,681)          (3,137,570)

DIVIDENDS ON PREFERRED STOCK                                                                                                  (56,250)
                                                      -----------------    -----------------    ------------------    ------------------
NET INCOME (LOSS) AVAILABLE TO COMMON
SHAREHOLDERS                                          $    (399,457)       $     (924,750)      $     (1,510,681)     $    (3,193,820)
                                                      =================    =================    ==================    ==================

NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED        $       (.02)        $         (.05)      $           (.08)     $          (.17)
                                                      =================    =================    ==================    ==================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST ENERGY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                                                   2003                  2002
                                                                                             ------------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                          $    (1,510,681)      $   (3,137,570)
  Adjustments to reconcile net income  to net cash
     provided by operating activities:
          Depreciation, depletion, and amortization                                                1,714,921            1,912,344
          Common stock warrants issued and charged to operations                                      25,500               15,000
          Other financing costs                                                                    1,000,000
          (Gain) Loss on sale of assets                                                               19,848               (1,097)
          Unrealized (gain) loss on derivate instruments                                            (487,197)           1,693,274
          (Increase) decrease in accounts receivable - trade, net                                     97,612             (208,691)
          (Increase) decrease in prepaid expenses                                                    (70,230)             (20,622)
          Increase (decrease) in accounts payable and accrued expenses                               346,230            1,700,101
                                                                                             ------------------    -----------------
               Net cash provided by operating activities                                            1,136,003           1,952,739
                                                                                             ------------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Proceeds from sale of property and equipment                                                    561             675,440
          Purchase of property and equipment                                                         (911,201)         (5,491,848)
                                                                                             ------------------    -----------------
               Net cash used in investing activities                                                 (910,640)         (4,816,408)
                                                                                             ------------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Payments on debt                                                                         (1,441,235)         (3,100,748)
          Proceeds from debt issuance                                                                 823,164           6,135,031
          Dividends paid                                                                                                  (56,250)
                                                                                             ------------------    -----------------
               Net cash provided by (used in) financing activities                                   (618,071)          2,978,033
                                                                                             ------------------    -----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                     (392,708)            114,364

CASH AND CASH EQUIVALENTS, beginning of period                                                        687,694             689,030
                                                                                             ------------------    -----------------

CASH AND CASH EQUIVALENTS, end of period                                                     $        294,986      $      803,394
                                                                                             ==================    =================

CASH PAID FOR INTEREST                                                                       $      2,183,842      $    2,009,793
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
                                                      SEPTEMBER 30, 2003 AND 2002
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

4.   Non-cash Investing and Financing

     During the nine month period ended  September  30, 2003,  we decreased  the current portion of long term debt - related parties by applying  $17,300 in deposits and reclassified $176,324 from accrued expenses to current portion of long term debt.  Also during the period,  $1 million in preferred  stock was issued to an energy lender as required by an agreement  that expired on
     May 29,2003.

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

     We entered into the  agreement,  commencing in May 2000, to hedge a portion of our oil and gas sales for the period of May 2000 through April 2004. The agreement  calls for initial volumes of 7,900 barrels of oil and 52,400 Mcf of gas per month,  declining monthly  thereafter.  We entered into a second agreement with the energy lender,  commencing  September  2001, to hedge an additional  portion of our oil and gas sales for the  periods of  September
     2001  through  July  2004  and  September   2001  through   December  2002,
     respectively.  The agreement calls for initial volumes of 15,000 barrels of oil and 50,000 Mmbtu of gas per month,  declining monthly thereafter.  As a result  of these  agreements,  we  realized  a  reduction  in  revenues  of
     $1,209,982 for the  nine-month  period ended  September 30, 2003,  which is included in oil and gas sales.  The  estimated  change in fair value of the derivatives  is reported in Other Income and Expense as  unrealized  (gain)
     loss on derivative instruments. The estimated fair value of the derivatives
     is  reported  in  Other  Assets  (or  Other   Liabilities)   as  derivative
     instruments.

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

     Three months                                   2003                                     2002
     ---------------------------    -------------------------------------    -------------------------------------
                                       As Reported            Proforma         As Reported            Proforma
     SFAS 123 compensation cost     $                    $                   $                    $
     APB 25 compensation cost       $                    $                   $                    $
     Net income (loss)              $    (399,457)       $    (399,457)      $    (924,750)       $    (924,750)
     Income (loss) per
       common share-basic
       and diluted                  $        (.02)       $        (.02)      $        (.05)       $        (.05)

     Nine months                                    2003                                     2002
     ---------------------------    -------------------------------------    -----------------------------------------
                                        As Reported           Proforma          As Reported           Proforma
     SFAS 123 compensation cost     $                    $       7,350      $                    $       32,000
     APB 25 compensation cost       $                    $                  $                    $
     Net income (loss)              $  (1,510,681)       $  (1,518,031)     $   (3,193,820)      $   (3,225,820)
     Income (loss) per
       common share-basic
       and diluted                  $        (.08)       $        (.08)     $         (.17)      $         (.17)

7.   As shown in the financial  statements,  we had a working capital deficiency of  $41,817,861  at September 30, 2003 and  $41,645,520  for the year ended
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

     If approved, the merger is planned to be achieved through a stock-for-stock exchange,  whereby  100%  of the  Starlight  stock  will be  exchanged  for
     GulfWest  stock  with  GulfWest  as the  surviving  entity.  The  merger is contingent upon achieving consolidated re-financing of the combined company with terms  agreeable to both parties,  as well as GulfWest's  largest debt
     holder.   The  refinancing   will  include   significant  new  capital  for
     development projects on the Gulf Coast and in the Rockies.

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

Three-Month Period Ended September 30, 2003 compared to Three Month Period
  Ended September 30, 2002.

Revenues

     Oil and Gas Sales.  Revenues from the sale of crude oil and natural gas for the quarter  decreased 6% from  $2,555,500  in 2002 to $2,401,000 in 2003 due to lower  production  volumes  offset  by  higher  natural  gas  prices.  The lower production  volumes were due to (1) the natural  decline in production  from our
Gulf Coast fields;  (2) the  temporary  shut-in of some natural gas wells in the
Grand Lake and  Madisonville  Fields,  as a result of gas  compressor  and sales pipeline  maintenance and operational  changes;  and (3) the non-availability of capital  funds  needed to restore  production  in certain  wells with  down-hole mechanical problems.

     Operating  Overhead  and  Other  Income.  Revenues  from  these  activities decreased  53% from $74,600 in 2002 to $35,100 in 2003.  In 2002,  we had income due to a farm-out of deep mineral rights on a lease at Vaughn Field.

Costs and Expenses

     Lease Operating Expenses.  Lease operating expenses decreased slightly from
$1,461,000 in 2002 to $1,434,000 in 2003.

     Depreciation, Depletion and Amortization (DD and A). DD and A decreased 14%
from $625,400 in 2002 to $540,300 in 2003, due to lower commodity sales volumes.
                                       10

   General and  Administrative (G and A) Expenses.  G and A expenses decreased
14% for the period from $444,300 in 2002 to $380,200 in 2003, due to a reduction of the number of personnel in the Houston office.

     Interest  Expense.  Interest expense  decreased 5% from $793,000 in 2002 to
$756,200 in 2003, primarily due to lower interest rates.

Nine-Month Period Ended September 30, 2003 compared to Nine-Month Period
  Ended September 30, 2002.

Revenues

     Oil and Gas Sales.  Revenues from the sale of crude oil and natural gas for the period  increased 6% from  $7,895,500  in 2002 to  $8,376,000 in 2003 due to higher natural gas prices  partially  offset by lower  production  volumes.  The lower production  volumes were due to (1) the natural decline in production from our Gulf Coast fields;  (2) the  temporary  shut-in of some natural gas wells in the Grand Lake and Madisonville  Fields, as a result of gas compressor and sales pipeline  maintenance and operational  changes;  and (3) the non-availability of capital  funds  needed to restore  production  in certain  wells with  down-hole mechanical problems.

     Operating  Overhead  and  Other  Income.  Revenues  from  these  activities decreased  69% from  $322,600 in 2002 to $100,800 in 2003.  During the period in
2002,  we had  income  due to a farm-out  of deep  mineral  rights on a lease at
Vaughn Field and from a gas  transportation  sales contract with a local utility that was subsequently terminated.

Costs and Expenses

     Lease Operating Expenses. Lease operating expenses remained practically the same at $4,181,200 in 2002 and $4,196,400 in 2003.

     Depreciation, Depletion and Amortization (DD and A). DD and A decreased 10%
from  $1,912,300  in 2002 to $1,714,900 in 2003,  due to lower  commodity  sales volumes.

     General and  Administrative (G and A) Expenses.  G and A expenses decreased
7% for the  period  from  $1,313,000  in 2002 to  $1,214,700  in 2003,  due to a reduction of the number of personnel in the Houston office.

     Interest Expense.  Interest expense increased 4% from $2,236,100 in 2002 to
$2,328,900 in 2003, due to increased debt.

Financial Condition and Capital Resources
-----------------------------------------

     At September 30, 2003, our current liabilities  exceeded our current assets by $41,817,861.  We had a loss of $399,457 for the quarter compared to a loss of
$924,750 for the period in 2002.

     During the third quarter of 2003,  our sales volumes were 49,330 barrels of crude oil and 263,561 Mcf of natural gas compared to 68,136 barrels of crude oil and 382,705 Mcf of natural gas in the third  quarter of 2002.  Revenue for crude oil sales for the quarter was  $1,176,604 in 2003 compared to $1,457,469 in 2002 and for natural gas sales was $1,224,363 in 2003 compared to $1,098,060 in 2002.

     During the  nine-month  period ended  September  30, 2003 our sales volumes were  169,953  barrels of oil and 908,346 Mcf of natural gas compared to 214,685 barrels of oil and 1,170,386 Mcf of natural gas for the period in 2002.  Revenue for crude oil sales for the period was $4,076,097 in 2003 compared to $4,433,898 in 2002 and for natural gas sales was  $4,299,889 in 2003 compared to $4,620,635 in 2002.
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

Interest Rate Risk

     The Company is exposed to interest rate risk on debt with variable interest rates.  At  September  30,  2003,  the  Company  carried  variable  rate debt of
$38,019,411. Assuming a one percentage point change at September 30, 2003 on the
Company's variable rate debt, the annual pretax income would change by $380,019.

Commodity Price Risk

     The Company hedges a portion of its price risks associated with its oil and natural  gas  sales  which  are  classified  as  derivative  instruments.  As of
September 30, 2003, these derivative  instruments'  liabilities had a fair value of $641,796. A hypothetical change in oil and gas prices could have an effect on oil and gas futures  prices,  which are used to  estimate  the fair value of our derivative instrument.  However, it is not practicable to estimate the resultant change, in any, in the fair value of our derivative instrument.

ITEM 4. PROCEDURES AND CONTROLS
------- -----------------------

     As of September 30, 2003, an evaluation was performed under the supervision and with the  participation of the Company's  management,  including the CEO and
Vice President of Finance,  of the  effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the
Company's management, including the CEO and Vice President of Finance, concluded that the  Company's  disclosure  controls and  procedures  were  effective as of
September  30, 2003.  There have been no  significant  changes in the  Company's internal controls or in other factors that could  significantly  affect internal controls subsequent to September 30, 2003.

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

          +    Previously   filed  with  the   Registrant's   Definitive   Proxy
               Statement, filed with the Commission on October 18, 1999.

          #    Previously   filed  with  the   Registrant's   Definitive   Proxy
               Statement, filed with the Commission on April 16, 2001.

     (b)  Form 8-K -

          Current  Report on Form 8-K reporting  Items 5 and 7,  announcing  the
          Company had signed a letter of agreement with Starlight Corporation to pursue a merger of the two companies,  dated July 21, 2003, filed with the Commission on July 28, 2003.
                                       13

                                   SIGNATURES

Pursuant to the requirements of Securities  Exchange Act of 1934, the registrant has duly  caused  this  report  to be signed  on its  behalf by the  undersigned thereunto duly authorized.

                                                     GULFWEST ENERGY INC.
                                                     (Registrant)

Date:  November 13, 2003            by: /s/ Thomas R. Kaetzer
                                       --------------------------------
                                       Thomas R. Kaetzer
                                       President

Date:  November 13, 2003            by: /s/ Jim C. Bigham
                                       ---------------------------------
                                       Jim C. Bigham
                                       Executive Vice President and Secretary

Date:  November 13, 2003            By: /s/ Richard L. Creel
                                       ---------------------------------
                                       Richard L. Creel
                                       Vice President of Finance