Form 10-K
period 2003-12-31
GULFWEST ENERGY INC
filed 2004-03-30
CIK 813779

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003
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

     Indicate by check mark if disclosure of delinquent  filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or informational  statements incorporated  by reference  in Part III of this Form 10-K/A or any  amendment to this Form 10-K/A. [ ]

     Indicate by check mark whether the registrant is an  accelerated  filer (as defined in Rule 12-b2 of the Act).

                                  Yes _ No _X__

     The  aggregate  market  value of  voting  stock of the  Registrant  held by non-affiliates, computed by reference to the closing price of such stock on June
30, 2003, was approximately  $3,507,271.  For purposes of this computation,  all executive  officers,  directors and ten percent (10%)  beneficial  owners of the
Registrant are deemed to be affiliates.  Such determination should not be deemed an admission  that such  executive  officers,  directors  and ten percent  (10%)
beneficial owners are affiliates.

     Indicate  the  number of  shares  outstanding  of each of the  Registrant's classes of common stock: Class A Common Stock $.001 par value: 18,492,541 shares on March 29, 2004.

                      DOCUMENTS INCORPORATED BY REFERENCE:

The  registrant's  definitive  Proxy  Statement  pertaining  to the 2004 Annual
Meeting of  Shareholders  (the "Proxy  Statement")  and filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation  14A is incorporated herein by reference into Part III.

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

     Since  we  made  our  first  significant   acquisition  in  1993,  we  have
substantially  increased our ownership in producing  properties and the value of our crude oil and natural gas reserves through a combination of acquisitions and the further  exploitation  and  development of our  properties.  At December 31,
2003, our part of the estimated  proved  reserves these  properties  contain was approximately  5.0 million  barrels  (MBbl) of oil and 32.7  billion  cubic feet
(Bcf) of  natural  gas with a Present  Value  discounted  10%  (PV-10) of $114.4 million.  At  present,  all of our  properties  are  located  on land in  Texas,
Colorado,  Louisiana  and  Oklahoma,  except  for the  property  on Grand  Lake,
Louisiana.  In the future, we plan to expand by acquiring additional  properties in those areas, and in similar  properties  located in other areas of the United
States.

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

     3.   Well  servicing  revenues that are earnings from the operation of well servicing equipment under contract to other operators. During 2003, we worked only for our own account.

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

     4.   RigWest  Well  Service,  Inc.,  a  Texas  corporation,  was  organized
          September 5, 1996 and operates  well  servicing  equipment for our own account.

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

     Significant  Operating Control.  Currently,  we are the operator of all the wells,  except two, in which we own working  interests.  This operating  control enables us to better manage the nature,  timing and costs of development of such wells, and marketing of the resulting production.

     Ownership of Workover  Rigs. We currently own three  workover  service rigs and one  swabbing  unit that we  operate  for our own  account.  By  owning  and operating  this  equipment,  we are  better  able to control  costs,  quality of operations and availability of equipment and services.

     Greater  Natural Gas  Ownership.  At December 31, 2003,  our reserves  were comprised of 48% crude oil and 52% natural  gas. We will  continue to expand our role in the domestic natural gas industry by (i) acquiring  additional interests in natural gas  properties,  (ii)  increasing the production and reserve base of our  existing  natural gas  properties,  and (iii)  acquiring  ownership of more natural gas  gathering  systems and  pipelines.  We are  presently  focusing our workover and  development  efforts on both crude oil and natural gas reserves to take advantage of the higher prices of both commodities.  We are also seeking to expand our ownership of gas gathering  systems and pipelines located in our main
field  areas.   Our  goal  is  to  have  greater  control  of  our  natural  gas transportation  and  marketing,  and an expanded role in the  transportation  of natural gas produced by other parties in our area of operations.

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

Our Employees.

     At December 31, 2003, we had 34 full time employees,  of whom 22 were field personnel.

Our Executive Officers.

     See Item 10 of this report,  which  information is  incorporated  herein by reference.

ITEM 2. Our Properties.

     At December  31, 2003,  we owned a total of 684 gross  wells,  of which 266 were producing,  351 were shut-in or temporarily abandoned and 67 were injection or saltwater  wells.  We owned an average 94% working  interest in the 266 gross
(249.90 net) producing wells.  Gross wells are the total wells in which we own a working interest.  Net wells are the sum of the fractional  working interests we own in gross wells.  Our part of the estimated  proved reserves these properties contain was  approximately  5.0 million  barrels  (MBbl) of oil and 32.7 billion cubic feet (Bcf) of natural gas. Substantially all of our properties are located in Texas, Colorado, Louisiana and Oklahoma.

Proved Reserves.

     The following  table reflects our estimated  proved reserves at December 31 for each of the preceding three years.

                                               2003        2002           2001
                                               ----        ----           ----

                 Crude Oil (MBbl)
                        Developed              3,773       4,026         3,940
                      Undeveloped              1,265       1,496         1,932
                                              --------   ---------     ---------
                                   Total       5,038       5,522         5,872
                                              ========   =========     =========

                      Natural Gas (MMcf)
                               Developed      24,642      25,374        21,204
                             Undeveloped       8,018       8,785        18,054
                                              --------   ---------     ---------
                                   Total      32,660      34,159        39,258
                                              ========   =========     =========
                            Total (MBOE)      10,481      11,215        12,415
                                              ========   =========     =========

     (a)  Approximately  75% of our total proved  reserves  were  classified  as proved developed at December 31, 2003.

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

                                                            2003                  2002                  2001
                                                     --------------------  --------------------  -------------------
                                                     --------------------  --------------------  -------------------

Future cash inflows                                  $     336,795,385     $    308,381,837      $    199,162,921

Future production and development costs-
  Production                                               109,468,727          105,629,872            77,526,278
  Development                                               21,460,459           23,350,811            23,610,596
                                                     --------------------  --------------------  -------------------

Future net cash flows before income taxes                  205,866,199          179,401,154            98,026,047
Future income taxes                                        (46,885,360)         (38,611,577)          (13,281,358)
                                                     --------------------  --------------------  -------------------

Future net cash flows after income taxes                   158,980,839          140,789,577            84,744,689
10% annual discount for estimated timing
  of cash flows                                            (70,653,419)         (63,165,742)          (35,895,306)
                                                     --------------------  --------------------  -------------------

Standardized measure of discounted
 Future net cash flows(1)                            $      88,327,420    $      77,623,835     $      48,849,383
                                                     ====================  ====================  ===================

(1) The average prices of our proved  reserves were $29.51 per Bbl and $5.82 per
Mcf,  $28.72 per Bbl and $4.43 per Mcf, and $17.67 and $2.43 per Mcf at December
31, 2003, 2002 and 2001 respectively.

Significant Properties.

     Summary  information  on our properties  with proved  reserves is set forth below as of December 31, 2003.

                        Productive Wells                            Proved Reserves                            Present
                 --------------------------------------------------------------------------------------- ----------------
                                                                                                               Value (1)
                                                                                                               ---------
                     Gross             Net
                   Productive       Productive         Crude               Natural
                     Wells            Wells             Oil                  Gas             Total             Amount
                 --------------  ---------------------------------     --------------  ----------------   ---------------
                                                      (MBbl)               (MMcf)           (MBOE)              ($M)

Texas                185             181.03          2,969               18,717            6,088           $  67,235
Colorado              35              23.62            355                6,090            1,370              11,303
Oklahoma              28              28.00            150                  -                150               1,301
Louisiana             17              16.88          1,558                7,853            2,867              34,484
Mississippi            1                .37              6                  -                  6                  73
                ------------------------------------------------- ------------------------------------   --------------
          Total      266             249.90          5,038               32,660           10,481           $   114,396
                ================================================= ====================================   ==============

(1) The average prices of our proved  reserves were $29.51 per Bbl and $5.82 per
Mcf at December 31, 2003.

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

Production, Revenue and Price History.

     The  following  table sets forth  information  (associated  with our proved reserves)  regarding  production  volumes of crude oil and natural gas, revenues and expenses  attributable  to such  production  (all net to our  interests) and certain price and cost  information  for the years ended December 31, 2003, 2002 and 2001.

                              2003               2002                2001
                          -------------    ----------------    ----------------
Production
    Oil (Bbl)                  221,433             278,374             294,276
    Natural gas (Mcf)        1,191,350           1,487,048           1,594,899
                          -------------    ----------------    ----------------
        Total (BOE)            419,991             526,215             560,092

Revenue
    Oil production        $  5,362,657     $     5,859,568     $     6,690,338
    Natural gas production   5,481,803           4,587,601           5,735,765
                          -------------    ----------------    ----------------
         Total             $10,844,460         $10,447,169         $12,426,103

Operating Expenses        $  5,527,841     $     5,430,205     $     5,155,500

Production Data
    Average sales price
        Per barrel of oil $      24.22     $         21.05     $         22.73
        Per Mcf of
             natural gas          4.60                3.09                3.60
        Per BOE                  25.82               19.85               22.19

    Average expenses per BOE
        Lease operating          13.16               10.32               9.20
        Depreciation, depletion
        and amortization          5.30                5.13                4.45
        General and
        administrative    $       5.39                3.28                3.05

Productive Wells at December 31, 2003:

     The  following  table  shows  the  number  of  productive  wells  we own by location:

                     Gross            Net            Gross             Net
                   Oil Wells       Oil Wells       Gas Wells        Gas Wells
                  ------------    ------------    -------------    ------------
Texas                 109            108.81            76           72.22
Colorado               22             14.37            13            9.25
Oklahoma               28             28.00            -               -
Louisiana              13             12.88             4            4.00
Mississippi             1               .37            -               -
                  ------------    ------------    -------------    ------------
     Total            173            164.43            93           85.47
                  ============    ============    =============    ============

Developed Acreage at December 31, 2003.

     The following  table shows the developed  acreage that we own, by location, which is acreage  spaced or assigned to  productive  wells.  Gross acres are the total  acres in which we own a  working  interest.  Net acres are the sum of the fractional working interests we own in gross acres.

                                          Gross Acres             Net Acres
                                     ------------------    --------------------
        Texas                                18,380                 14,255
        Colorado                              5,000                  2,700
        Louisiana                             1,695                  1,256
        Oklahoma                                900                    684
                                     ------------------    --------------------
                        Total                25,975                 18,895
                                     ==================    ====================

Undeveloped Acreage at December 31, 2003.

     The following table shows the undeveloped acreage that we own, by location.
Undeveloped acreage is acreage on which wells have not been drilled or completed to a point that would permit the  production of  commercial  quantities of crude oil and natural gas.

                                          Gross Acres             Net Acres
                                      ------------------    --------------------
        Texas                               18,070                  14,749
        Colorado                            10,000                   6,000
        Louisiana                               80                      55
        Oklahoma                               900                     684
                                      ------------------    --------------------
                        Total               29,050                  21,488
                                      ==================    ====================

Drilling Results.

     We did not drill any wells in 2003.  In 2002,  we drilled  one  exploratory well, in which we own 18% working interest,  that resulted in a dry hole and one development well, in which we own 100% working interest, that is productive.  We drilled  three  wells  in 2001,  all of which  were  development  wells  and are currently productive.  These development wells included two horizontal wells, in which we own 96% and 89% working interest, drilled by sidetracking from existing wellbores in the Madisonville  Field,  Texas, and one well, in which we own 100%
working interest, that was deepened in our Leona River Field, Texas.

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

     Approximately  25% of our total  estimated  proved reserves at December 31,
2003 were proved undeveloped reserves, which are by their nature less certain.

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

     The estimates of our proved reserves and the future net revenues from which the present  value of our  properties  is derived were  calculated  based on the actual  prices of our  various  properties  on a  property-by-property  basis at
December 31, 2003. The average  prices of all properties  were $29.51 per barrel of oil and $5.82 per thousand cubic feet (Mcf) of natural gas at that date.

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
                                       11

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

     We have made and will continue to make substantial capital  expenditures in our  exploitation and development  projects.  We intend to finance these capital expenditures with cash flow from operations,  existing financing arrangements or new  financing.  We cannot  assure you that such  additional  financing  will be available.  If it is not available,  our development and exploitation activities may have to be curtailed,  which could adversely affect our business,  financial condition and results of operations, as was the case in 2003.

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
                                       13

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

     As of March 29, 2004, there was a total of 19,000 shares of preferred stock issued and  outstanding  in three  series,  including  8,000 shares of Series D,
9,000  shares  of Series E and  2,000  shares  of Series F. The 8,000  shares of
Series D  Preferred  Stock are held by a former  director,  the 9,000  shares of
Series E Preferred Stock are held by a current  director and the 2,000 shares of
Series F are held by our largest  lender.  Our preferred  stock is senior to our common stock  regarding  liquidation.  The holders of the preferred stock do not have voting rights or preemptive  rights nor are they subject to the benefits of any retirement or sinking fund.

     The  Series D  preferred  stock is not  entitled  to  dividends,  nor is it redeemable,  however it is convertible  to common stock at anytime.  None of the
8,000  outstanding  shares of Series D preferred stock has been converted.  On a fully  converted  basis,  the 8,000  shares of Series D  preferred  stock  would convert to 500,000 shares of common stock.
                                       14

     The Series E preferred  stock is entitled to receive  dividends at the rate of $12.50 per share per annum,  payable  quarterly,  as declared by the board of directors,  until June 30, 2004 when the  dividend  rate shall be  increased  to
$30.00 per share per annum.  The board of directors  did not declare  payment of dividends during 2003. The Series E preferred stock is redeemable in whole or in part at any time,  at the  option of the  issuer,  at a price of $500 per share, plus all accrued and undeclared or unpaid  dividends;  except that, prior to our redemption  of the  remaining,  the  holders  of record  shall be given a 60-day written notice of the issuer's  intent to redeem and the  opportunity to convert the Series E  preferred  stock to common  stock.  The  conversion  price for the
Series E preferred  stock is based on $2.00 per share of common  stock.  None of the 9,000  outstanding  shares of Series E preferred  stock has been redeemed or converted.  On a fully converted  basis,  the 9,000 shares of Series E preferred stock would convert to 2,250,000 shares of common stock.

     The Series F preferred  stock is entitled to receive  dividends at the rate of $12.50 per share per annum,  payable  quarterly,  as declared by the board of directors,  until May 30,  2006 when the  dividend  rate shall be  increased  to
$30.00 per share per annum.  The Series F preferred stock is redeemable in whole or in part at any  time,  at the  option of the  issuer,  at a price of $500 per share, plus all accrued and undeclared or unpaid  dividends;  except that, after two years from the date of the original issuance, June 1, 2003, and prior to our redemption  of the  remaining  shares,  the  holders of record  shall be given a
60-day  written notice of the issuer's  intent to redeem and the  opportunity to convert the Series F preferred stock to common stock.  The conversion  price for the Series F preferred  stock is based on $1.00 per share of common stock.  None of the 2,000 outstanding shares of Series F preferred stock has been redeemed or converted.  On a fully converted  basis,  the 2,000 shares of Series F preferred stock would convert to 1,000,000 shares of common stock.

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

     We are  authorized to issue  40,000,000  shares of common stock,  $.001 par value per share. As of March 29, 2004,  there were  18,492,541  shares of common stock issued and outstanding.  Since the holders of our common stock do not have cumulative  voting  rights,  the holder(s) of a majority of the shares of common stock present,  in person or by proxy,  will be able to elect all of the members of our board of directors. The holders of shares of our common stock do not have preemptive rights or rights to convert their common stock into other securities.
At December 31, 2003, we had  outstanding  warrants and options for the purchase of  3,067,000  shares of common  stock at prices  ranging from $.75 to $1.81 per share,  including  employee stock options to purchase 1,102,000 shares at prices ranging  from  $.75 to $1.81  per  share.  If we issue  additional  shares,  the existing  shareholders'  percentage  ownership  of our  company  may be  further diluted.

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
                                       15

ITEM 3. Legal Proceedings.

     From time to time, we are involved in litigation relating to claims arising out of our  operations  or from  disputes  with vendors in the normal  course of business.  As of March 29,  2004,  we were not engaged in any legal  proceedings that are expected,  individually or in the aggregate, to have a material adverse effect on us.

ITEM 4. Submission of Matters to a Vote of Security Holders.

     We did not submit any matters to a vote of our security  holders during the fourth quarter of the fiscal year ended December 31, 2003.

                                       16

                                     PART II

ITEM 5. Market for Our Common Stock and Related Stockholder Matters.

     Our common stock is traded  over-the-counter  under the symbol "GULF".  The high and low trading prices for the common stock for each quarter in 2003,  2002 and 2001 are set forth  below.  The  trading  prices  represent  prices  between dealers,  without  retail  mark-ups,  mark-downs,  or  commissions,  and may not necessarily represent actual transactions.

                                                       High             Low
                                                       ----             ---
                  2003
                  ----
                  First Quarter                       $ .45             $.42
                  Second Quarter                        .47              .35
                  Third Quarter                         .47              .43
                      Fourth Quarter                    .47              .32

                  2002
                  ----
                  First Quarter                       $ .66             $.55
                  Second Quarter                        .60              .46
                  Third Quarter                         .51              .20
                      Fourth Quarter                    .44              .32

                  2001
                  ----
                  First Quarter                       $1.46             $.39
                  Second Quarter                       1.01              .53
                  Third Quarter                         .96              .48
                  Fourth Quarter                        .72              .58

     We are authorized to issue  40,000,000  shares of Class A common stock, par value $.001 per share (the "common  stock").  As of March 29,  2004,  there were
18,492,541   shares  of  common  stock  issued  and   outstanding  and  held  by
approximately 580 beneficial owners. Our common stock is traded over-the-counter
(OTC)  under the  symbol  "GULF".  Fidelity  Transfer  Company,  1800 South West
Temple,  Suite 301, Box 53, Salt Lake City,  Utah 84115,  (801)  484-7222 is the
transfer agent for the common stock.

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
                                       17

Preferred Stock.

     Our board of directors is authorized,  without further  shareholder action, to issue  preferred  stock in one or more series and to  designate  the dividend rate, voting rights and other rights,  preferences and restrictions of each such series.  As of March 29, 2004,  there was a total of 19,000  shares of preferred stock issued and  outstanding in three series,  including 8,000 shares of Series
D, 9,000  shares of Series E and 2,000  shares of Series F. The 8,000  shares of
Series D  Preferred  Stock are held by a former  director,  the 9,000  shares of
Series E Preferred Stock are held by a current  director and the 2,000 shares of
Series F are held by our largest  lender.  Our preferred  stock is senior to our common stock  regarding  liquidation.  The holders of the preferred stock do not have voting rights or preemptive  rights nor are they subject to the benefits of any retirement or sinking fund.

     The  Series D  preferred  stock is not  entitled  to  dividends,  nor is it redeemable,  however it is convertible  to common stock at anytime.  None of the
8,000  outstanding  shares of Series D preferred stock has been converted.  On a fully  converted  basis,  the 8,000  shares of Series D  preferred  stock  would convert to 500,000 shares of common stock.

     The Series E preferred  stock is entitled to receive  dividends at the rate of $12.50 per share per annum,  payable  quarterly,  as declared by the board of directors,  until June 30, 2004 when the  dividend  rate shall be  increased  to
$30.00 per share per annum.  The board of directors  did not declare  payment of dividends during 2003. The Series E preferred stock is redeemable in whole or in part at any time,  at the  option of the  issuer,  at a price of $500 per share, plus all accrued and undeclared or unpaid  dividends;  except that, prior to our redemption  of the  remaining  shares,  the  holders of record  shall be given a
60-day  written notice of the issuer's  intent to redeem and the  opportunity to convert the Series E preferred stock to common stock.  The conversion  price for the Series E preferred  stock is based on $2.00 per share of common stock.  None of the 9,000 outstanding shares of Series E preferred stock has been redeemed or converted.  On a fully converted  basis,  the 9,000 shares of Series E preferred stock would convert to 2,250,000 shares of common stock.

     The Series F preferred  stock is entitled to receive  dividends at the rate of $12.50 per share per annum,  payable  quarterly,  as declared by the board of directors,  until May 30,  2006 when the  dividend  rate shall be  increased  to
$30.00 per share per annum.  The Series F preferred stock is redeemable in whole or in part at any  time,  at the  option of the  issuer,  at a price of $500 per share, plus all accrued and undeclared or unpaid  dividends;  except that, after two years from the date of the original issuance, June 1, 2003, and prior to our redemption  of the  remaining  shares,  the  holders of record  shall be given a
60-day  written notice of the issuer's  intent to redeem and the  opportunity to convert the Series F preferred stock to common stock.  The conversion  price for the Series F preferred  stock is based on $1.00 per share of common stock.  None of the 2,000 outstanding shares of Series F preferred stock has been redeemed or converted.  On a fully converted  basis,  the 2,000 shares of Series F preferred stock would convert to 1,000,000 shares of common stock.

Outstanding Options and Warrants.

     At March 29, 2004, we had outstanding warrants and options for the purchase
3,067,000 shares of common stock at prices ranging from $.75 to $1.81 per share, including  employee stock options to purchase 1,102,000 shares at prices ranging from $.75 to $1.81 per share.
                                       18

Recent Sales of Unregistered Securities.

     During 2002 and 2003, and to March 29, 2004, we granted warrants or options exercisable  for shares of common stock not registered  under the Securities Act of 1933, as amended,  and exempt under Section 4(2) of the Act. All the grantees were current employees,  consultants or accredited investors not affiliated with the  company.  No  underwriters  were used,  and no  underwriting  discounts  or commissions were paid in connection with the grants.

                                             Exercisable  Exercise
                                             -----------  --------
             Derivative  Grantee(s)            Shares       Price  Consider-
                                                                      ation
             ----------    ----------          ------       -----  -------------
  Date
  ----

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
04/01/03  Option     Employee              35,000     $   .75  Compensation

(1) 200,000, 50,000 and 20,000 warrants originally issued to an officer/director
(currently  a director)  in 1996 at exercise  prices of $3.00,  $5.00 and $5.75, respectively, were re-priced to $.75 per share.
                                       19

ITEM 6. Selected Financial Data.

     The following  table sets forth selected  historical  financial data of our company as of December 31, 2003,  2002, 2001, 2000 and 1999, and for each of the periods then ended. See "Item 1. Business" and "Item 7. Management's  Discussion
and  Analysis of  Financial  Condition  and Results of  Operations."  The income statement  data for the years ended  December  31,  2003,  2002 and 2001 and the balance  sheet data at December  31, 2003 and 2002 are derived  from our audited financial  statements  contained elsewhere herein. The income statement data for the  years  ended  December  31,  2000 and 1999 and the  balance  sheet  data at
December 31, 2001, 2000 and 1999 are derived from our Annual Report on Form 10-K
for  those  periods.   You  should  read  this  data  in  conjunction  with  our
consolidated  financial  statements  and the notes  thereto  included  elsewhere herein.

                                    --------------------------------------------------------------------------------------------
                                                                      Year Ended December 31,
                                          2003               2002               2001               2000              1999
                                    -----------------  -----------------  -----------------  ----------------- -----------------
Income Statement Data
---------------------

Operating Revenues                  $  11,010,723      $  10,839,797      $  12,990,581      $    8,984,175    $     2,812,639

Net income (loss) from
     operations                           917,571            927,655          3,451,875           2,464,017         (1,464,094)

Net income (loss)                     (3,024,426)        (4,502,313)         1,044,291             352,774         (2,269,506)

Dividends on preferred stock             (127,083)          (112,500)           (56,250)              -               (450,684)

Net income (loss) available to
     common shareholders               (3,151,509)        (4,614,813)           988,401             352,774         (2,720,190)

Net income (loss), per share
     of common stock                $        (.17)     $        (.25)     $         .05      $          .02    $          (.34)

Weighted average number
     of shares of common
     stock outstanding                  18,492,541        18,492,541         18,464,343          17,293,848          7,953,147

Balance Sheet Data
------------------

Current assets                      $    1,742,689     $    2,353,046     $   2,205,862      $    2,934,804    $     1,357,465

Total assets                            52,428,774         53,088,941        51,379,209          32,374,128         20,009,793

Current liabilities                     44,619,652         43,998,566        12,492,365           7,594,986          4,650,691

Long-term obligations                    1,393,607            137,808        26,541,957          18,077,371         11,304,318

Other liabilities                          591,467          1,128,993             -                   -                  -

Stockholders' Equity                $    5,824,648     $    7,823,574    $   12,344,887      $    6,701,771    $     4,054,784
                                       20

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

     3.   Well  servicing  revenues that are earnings from the operation of well servicing equipment under contract to other operators. During 2003, we worked only for our own account.

     The  following is a discussion  of our  consolidated  financial  condition, results of operations,  financial  condition and capital  resources.  You should read this discussion in conjunction with our Consolidated  Financial  Statements and the Notes thereto contained elsewhere herein. See "Financial Statements."

Results of Operations.

     The factors which most  significantly  affect our results of operations are
(1) the sales price of crude oil and natural  gas,  (2) the level of total sales volumes of crude oil and natural gas, (3) the cost and  efficiency  of operating our own properties, (4) depletion and depreciation of oil and gas property costs and related equipment (5) the level of and interest rates on borrowings, (6) the level and success of new  acquisitions  and development of existing  properties, and (7) the adoption of changes in accounting rules.

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
                                       21

     Comparative  results of operations for the periods  indicated are discussed below.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues

     Oil and Gas Sales.  Our  operating  revenues from the sale of crude oil and natural gas increased by 4% from  $10,447,000  in 2002 to  $10,844,000  in 2003.
This  increase  was due to higher  sales prices but offset by normal oil and gas production declines and lower production volumes. We were unable to offset those declines and maintain or increase production through development efforts because of limited development capital.

     Well  Servicing  Revenues.  There were no revenues from our well  servicing operations in 2003 compared to $39,000 in 2002 since we ceased  performing  work for other operators and concentrated on our own properties.

     Operating  Overhead  and  Other  Income.  Revenues  from  these  activities decreased  53% from  $354,000 in 2002 to $166,000 in 2003,  primarily due to (1)
the loss of an oil and gas  marketing  contract and (2) lower  pipeline  volumes resulting in less transportation revenue.

Costs and Expenses

     Lease  Operating  Expenses.  Lease  operating  expenses  increased  2% from
$5,430,000 in 2002 to $5,528,000 in 2003 due to increased vendor prices.

     Cost of Well Servicing Operations. There were no well servicing expenses in
2003 compared to $56,000 in 2002 since we did not work for other operators.

     Depreciation, Depletion and Amortization (DD and A). DD and A decreased 17%
from $2,698,000 in 2002 to $2,226,000 in 2003, due to lower production  volumes.
We also recorded income of $262,000 related to the cumulative effect of adopting
SFAS 143.

     Accretion Expense.  We recorded accretion expense of $77,000 as a result of adopting SFAS 143 "Asset Retirement Obligation", effective January 1, 2003.

     General and  Administrative (G and A) Expenses.  G and A expenses increased
31% from  $1,728,000 in 2002 to  $2,262,000  in 2003 due to expenses  associated with financing efforts that were not culminated.

     Interest Income and Expense.  Interest expense increased 6% from $3,159,000 in 2002 to $3,363,000 in 2003 due to penalty interest paid to our largest lender under a provision in the loan agreement.

     Other  Financing  Costs.  In 2003,  we recorded an expense of $1,000,000 to account for the issuance of 2,000 shares of our  preferred  stock to our largest lender under a financial agreement.

     Unrealized Gain (Loss) on Derivative Instruments. The estimated future fair value of derivative  instruments  at December 31, 2003 resulted in an unrealized gain of $537,000 in 2003 compared to an unrealized loss of $1,597,000 in 2002.

     Dry Holes,  Abandoned  Property and Impaired Assets.  The cost of abandoned property in 2003 was $538,000  because the lack of capital to complete  projects resulted in the loss of leases.  This  compared to combined  costs of dry holes, abandoned property and impaired assets of $617,000 in 2002.
                                       22

     Dividends on Preferred Stock. In 2003, dividends on preferred stock due was
$127,000,  however the board of directors did not declare any dividends be paid.
In 2002, dividends on preferred stock due was $112,000 and paid was $112,000.

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
loss of $1,597,000 in 2002 compared to an unrealized gain of $4,215,000 in 2001.
Also in 2001, an unrealized  loss of  $3,747,000,  resulting from the cumulative effect of adopting SFAS No. 133 "Accounting for Derivative Instruments and Other
Hedging Activities," was recorded.

     Dry Holes, Abandoned Property,  Impaired Assets. The costs of a dry hole in
Louisiana of $339,000,  abandoned  property in Oklahoma of $222,000 and impaired assets in  Mississippi of $55,000  totaled  $617,000 in 2002 compared to none in
2001.

     Dividends  on  preferred  stock due was  $112,000  and paid was $112,000 in
2002. Dividends on preferred stock due was $56,000 and paid was $28,000 in 2001.
                                       23

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues

     Oil and Gas Sales.  Our  operating  revenues from the sale of crude oil and natural gas increased by 47% from $8,446,000 in 2000 to $12,426,000 in 2001, due to increased oil and gas production from  development  projects and acquisitions of additional properties.

     Well  Servicing  Revenues.  Revenues  from  our well  servicing  operations decreased by 10% from  $188,000 in 2000 to $169,000 in 2001.  This  decrease was due to higher rig  utilization  on  operated  properties  where we have  working interest partners and less work for third parties.

     Operating  Overhead  and  Other  Income.  Revenues  from  these  activities increased 13% from $350,000 in 2000 to $395,000 in 2001. Major components of the increase included operating overhead $82,000,  gathering and marketing $211,000, sale of exploratory leases $96,000 and miscellaneous income $6,000.

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

     Dividends on preferred  stock due was $56,000 and paid was $28,000 in 2001.
No dividends were due or paid in 2000.
                                       24

Financial Condition and Capital Resources.

     At December 31, 2003, our current  liabilities  exceeded our current assets by  $42,876,963.  We had a loss available to common  shareholders  of $3,151,509 compared to a loss  available to common  shareholders  of $4,614,813 at December
31, 2002.  This loss included  non-cash items of $537,526 for unrealized gain on derivative  instruments,  a loss of $358,737 for abandonment of properties and a
$262,452 gain from the recording of Asset Retirement Obligations  ("ARO's"),  as required by SFAS 143, at January 1, 2003.

     In 2004, we will continue the  recapitalization  of debt and funding of our capital  development  program that we began in 2003.  Following are the steps we are taking and plan to take to achieve that purpose:

     (a) The first step is to close the refinancing of our largest debt of $27.8 million  held  by  Concert  Capital  Resources  LP  ("CCR")  and  loaned  to our wholly-owned  subsidiary,  GulfWest Oil and Gas Company. We have entered into an agreement  with a new lending source that,  subject to due diligence,  will fund approximately  $14  million to purchase  the $27.8  million  note.  The new debt financing will also provide for the payment of closing costs.  CCR has agreed to sell the note to our new  financier  for a $14  million  cash  payment  and a $4 million subordinated note from us.

     (b) Secondly, we are continuing to work with our financial advisor to raise an additional $4 to $5 million through the sale of our preferred stock. Proceeds from  this  equity  sale  will be used  for  working  capital  and  fund our new development projects. The refinancing of the CCR debt and sale of new equity are both currently scheduled to close in April, 2004.

     (c) Effective December 1, 200l and amended August 16, 2002, we entered into an Oil and Gas Property Acquisition,  Exploration and Development Agreement (the
"Summit  Agreement") with Summit  Investment  Group-Texas,  L.L.C., an unrelated party,  ("Summit").  Under  the  agreement,  Summit  provided  payments  in  the aggregate of $1,200,000 in advanced funds for our use in the  acquisition of oil and  gas  leases  and  other  mineral  and  royalty  interests,  and  production activities, and was to recoup and recover those advanced funds.

     In a subsequent event on March 5, 2004, we entered into an Option Agreement for the  Purchase of Oil and Gas Leases  (the  "Addison  Agreement")  with W. L.
Addison  Investments  L.L.C.,  a private company owned by Mr. J. Virgil Waggoner and Mr.  John E. Loehr,  two of our  directors,  (`Addison").  Under the Addison
Agreement,  Addison agreed to pay Summit,  on our behalf,  the  non-recouped and outstanding advanced funds amounting to $1,200,000,  thereby retiring the Summit
Agreement.  For consideration of such payment,  Addison acquired certain oil and gas leases and wellbores from Summit but agreed to grant us a 180-day redemption option  (which may be  extended  by mutual  consent)  to  purchase  the same for
$1,200,000,  plus  interest  at the prime  rate plus 2%. We  tendered  Addison a promissory note in the amount of $600,000,  with interest at the prime rate plus
2%, to  substitute  for an account  payable to  Summit,  pursuant  to the Summit
Agreement,  in the same amount.  The note will be considered  paid in full if we exercise the redemption  option and pay the  $1,200,000,  plus interest.  Summit retained the right to participate  up to a 25% working  interest in the drilling of any wells on the leases  acquired  by Addison.  In the event we exercise  the redemption option,  Addison may, at its sole option,  retain up to a 25% working interest in the leases.

     (d) Finally,  after completing the above, we will pursue the  consolidation of all of our debt,  including  other  asset and  bridge  loans.  Our goal is to simplify our financial  structure and provide  adequate  capitalization  for the development of our oil and gas assets.
                                       25

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

                                         Average Prices
                   ------------------------------------------------------------
                       Crude Oil                                   Per
                          And               Natural             Equivalent
                        Liquids               Gas                 Barrel
                   -----------------     ----------------      ----------------
                       (per Bbl)           (per Mcf)

2003
----
First                 $  24.53            $ 5.36              $  28.08
Second                   23.53              4.47                 25.04
Third                    23.85              4.32                 24.86
Fourth                   24.99              4.56                 25.02

2002
----
First                 $  19.40            $ 2.81                 18.31
Second                   20.75              3.16                 19.83
Third                    22.04              2.87                 19.67
Fourth                   22.38              3.56                 22.11

2001
----
First                 $  24.15            $ 5.27              $  27.87
Second                   24.14              3.88                 23.71
Third                    23.25              3.08                 21.08
Fourth                   19.94              2.62                 17.96

ITEM 7a. Qualitative and Quantitative Disclosures About Market Risk.

     Information with respect to qualitative  disclosures about material risk is contained in Item 1 "Risk Factors".

     Information  with respect to quantitative  disclosures  about material risk follow:

     All of our financial  instruments  are for purposes other than trading.  We only enter derivative financial  instruments in conjunction with our oil and gas hedging activities.

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
                                       26

Interest Rate Risk

     We are exposed to interest rate risk on debt with variable  interest rates.
At December 31, 2003, we carried  variable rate debt of $37,955,334.  Assuming a one percentage  point change at December 31, 2003 on our variable rate debt, the annual pretax income (loss) would change by $379,553.

Commodity Price Risk

     We hedge a portion of its price risks  associated  with its oil and natural gas sales which are  classified  as derivative  instruments.  As of December 31,
2003,  these derivative  instruments'  liabilities had a fair value of $591,467.
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

ITEM 9A. Controls and Procedures

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
                                       27

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant.

     The following  table sets forth  information on our directors and executive officers:

                                                             Year First Elected
Name                     Age  Position                      Director or Officer
----                     ---  --------                      -------------------

J. Virgil Waggoner(1)(2) 76  Chairman of the Board                 1997

Thomas R. Kaetzer        45  Chief Executive Officer               1998
                               President and Director

Jim C. Bigham            68  Executive Vice President              1991
                               and Secretary

Richard L. Creel         55  Vice President of Finance             1998
                               and Controller
Marshall A. Smith III    56  Director                              1989

John E. Loehr(1)(2)      58  Director                              1992

M. Scott Manolis(1)(2)   50  Director                              2003

     (1)  Member  of  the  Audit  Committee.
     (2)  Member  of  the  Compensation Committee.

     J. Virgil  Waggoner has served as a director of GulfWest  since December 1,
1997 and was elected Chairman of the Board in May, 2002. Mr.  Waggoner's  career in the  petrochemical  industry  began in 1950 and  included  senior  management positions with Monsanto Company and El Paso Products Company,  the petrochemical and plastics unit of El Paso Company. He served as president and chief executive officer of Sterling Chemicals,  Inc. from the firm's inception in 1986 until its sale and his retirement in 1996. He is currently chief executive  officer of JVW
Investments, Ltd., a private company.

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
                                       28

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

     M. Scott  Manolis is newly  nominated to the board.  He is the chairman and
chief  executive  officer  of  Intermarket   Management,   LLC  and  Intermarket
Brokerage,   LLC.  He  has  over  twenty  years  experience  in  commodity  risk management, commodity finance and commodity-based investments. Prior to founding
Intermarket,  Mr. Manolis  concurrently served as managing director of Commodity
Strategies  for Refco Group,  LTD. and Managing  Director of Global  Derivatives
Strategies for  Forstmann-Leff  International  (an asset  management firm wholly owned by Refco Group, LTD), where he directed commodity-based investments. Prior to that, he served as a vice  president and director of the Commodity  Portfolio
Management Group at Jefferies and Company. He received a B. S. in Economics from the University of South Dakota in 1979.

     Our  directors  are elected  annually and hold office until the next annual meeting  of  shareholders  and  until  their  successors  are duly  elected  and qualified.  The board of directors  met 4 times  during the calendar  year ended
December 31, 2003.

Committees of the Board of Directors.

     Our  board  of  directors  has   established  an  audit   committee  and  a
compensation  committee.  The  functions  of  these  committees,  their  current members, and the number of meetings held during 2003 are described below.

     The audit  committee  was  established  to review  and  appraise  the audit efforts of our independent  auditors,  and monitor our accounts,  procedures and internal  controls.  The committee is comprised of Mr. John E. Loehr (Chairman),
Mr. J. Virgil  Waggoner and Mr. M. Scott  Manolis.  The  committee  met twice in
2003.

     The function of the  compensation  committee is to fix the annual  salaries and other  compensation  for our officers and key  employees.  The  committee is comprised  of Mr. J. Virgil  Waggoner  (Chairman),  Mr. John E. Loehr and Mr. M.
Scott Manolis. The committee met twice in 2003.
                                       29

Compensation of Directors.

     The  shareholders  approved an amended and restated  Employee  Stock Option
Plan on May 28, 1998,  which  included a provision for the payment of reasonable fees in cash or stock to  directors.  No fees were paid to  directors in 2003 or
2002.

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

ITEM 14. Principal Accounting Fees and Services.

     Information   regarding   principal   accounting   fees  and   services  is
incorporated herein by reference to our Proxy Statement.
                                       30

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
                                       31

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
                                       32

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
                                       33

                                    PART III

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  The following documents are filed as part of this Report:

          (1)  Financial Statements: Consolidated Balance Sheets at December 31,
               2003 and 2002.  Consolidated  Statements  of  Operations  for the
               years  ended  December  31,  2003,  2002 and  2001.  Consolidated
               Statements of  Stockholders'  Equity for the years ended December
               31, 2003,  2002 and 2001.  Consolidated  Statements of Cash Flows
               for the years ended  December 31, 2003,  2002 and 2001.  Notes to
               Consolidated  Financial  Statements,  December 31, 2003, 2002 and
               2001.

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

              ----------
               *        Previously  filed  with our  Registration  Statement
                        (on Form  S-1,  Reg.  No.  33-53526),  filed  with the
                        Commission on October 21, 1992.
               %        Previously filed with our Proxy Statement on Form DEF
                        14A, filed with the Commission on April 16, 2001.

               22.1     Subsidiaries of the Registrant (included on page 3 of
                        this Annual Report.

               25       Power of Attorney (included on signature page of this
                        Annual Report).
               31.1     Certification of Chief Executive  Officer pursuant to
                        Exchange Rule 13a-14(a) as adopted pursuant to Section
                        302 of the Sarbanes-Oxley Act of 2002; filed herewith.

               31.2     Certification of Chief Financial  Officer pursuant to
                        Exchange Rule 13a-14(a) as adopted pursuant to Section
                        302 of the Sarbanes-Oxley Act of 2002; filed herewith.

               32       Certification pursuant to 18.U.S.C Section 1350 pursuant
                        to Section 906 of the  Sarbanes-Oxley Act of 2002;
                        filed herewith.

     (b)  Reports on Form 8-K.

          None.
                                       34

                               S I G N A T U R E S

     Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   GULFWEST ENERGY INC.

Date: March 29, 2004                               By \s\ Thomas R. Kaetzer
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

   Signature                         Title                          Date
----------------------               ----------------------     ---------------

\s\ J. Virgil Waggoner               Chairman of the Board       March 29, 2004
----------------------
J. Virgil Waggoner

\s\ Thomas R. Kaetzer                President, Chief Executive  March 29, 2004
-------------------------            Officer and Director
Thomas R. Kaetzer

\s\ Jim C. Bigham Executive          Vice President March 29, 2004
---------------------------            and Secretary
Jim C. Bigham

\s\ Richard L. Creel                 Vice President of Finance,  March 29, 2004
----------------------------         Controller
Richard L. Creel

\s\ Marshall A. Smith III            Director                    March 29, 2004
-------------------------
Marshall A. Smith III

\s\ John E. Loehr                    Director                    March 29, 2004
-----------------
John E. Loehr

\s\ M. Scott Manolis                 Director                    March 29, 2004
--------------------
M. Scott Manolis
                                       35

                              GULFWEST ENERGY INC.

                                FINANCIAL REPORT

                                DECEMBER 31, 2003

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

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders and
     Board of Directors
GULFWEST ENERGY INC.

We have audited the accompanying  consolidated balance sheets of GulfWest Energy
Inc. (a Texas  Corporation)  and  Subsidiaries as of December 31, 2003 and 2002,
and the related consolidated statements of operations,  stockholders' equity and cash flows for each of the three years in the period  ended  December  31, 2003.
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

In our opinion, the consolidated  financial statements referred to above present fairly,  in all  material  respects,  the  consolidated  financial  position  of
GulfWest Energy Inc. and  Subsidiaries as of December 31, 2003 and 2002, and the
consolidated  results of their  operations  and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying  consolidated  financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the consolidated financial  statements,  the Company incurred a net loss of $3,151,509 during the year ended  December  31,  2003,  and,  as of that date,  had a working  capital deficiency of $42,876,963.  Those conditions raise  substantial  doubt about the
Company's ability to continue as a going concern.  Management's  plans regarding those  matters  described in Note 2,  "Operations  and  Management  Plans".  The
consolidated  financial  statements  do not include any  adjustments  that might result from the outcome of this uncertainty.

As explained in Note 1 to the Financial  Statements,  effective January 1, 2003, the Company changed its accounting method for Asset Retirement Obligations.

\s\WEAVER AND TIDWELL, L.L.P
------------------------------
WEAVER AND TIDWELL, L.L.P.
Dallas, Texas
March 19, 2004

                                      F-1

                      GULFWEST ENERGY INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2003 AND 2002

                                     ASSETS

                                                                                   ----------------      -----------------
                                                                                        2003                   2002
                                                                                   ----------------      -----------------
CURRENT ASSETS
     Cash and cash equivalents                                                     $     483,618         $     687,694
     Accounts receivable - trade, net of allowance
          for doubtful accounts of $-0- in 2003 and 2002                               1,099,802             1,361,446
     Prepaid expenses                                                                    159,269               303,906
                                                                                   ----------------      -----------------
               Total current assets                                                    1,742,689             2,353,046
                                                                                   ----------------      -----------------

OIL AND GAS PROPERTIES,
     using the successful efforts method of accounting                                58,472,886            56,786,043

OTHER PROPERTY AND EQUIPMENT                                                           2,132,220             2,121,410
     Less accumulated depreciation, depletion and amortization                       (10,017,931)           (8,498,497)
                                                                                   ----------------      -----------------

     Net oil and gas properties and other property and equipment                      50,587,175            50,408,956
                                                                                   ----------------      -----------------

OTHER ASSETS
     Deposits                                                                             20,142                37,442
     Debt issue cost, net                                                                 78,768               289,497
                                                                                   ----------------      -----------------
               Total other assets                                                         98,910               326,939
                                                                                   ----------------      -----------------

TOTAL ASSETS                                                                       $  52,428,774         $  53,088,941
                                                                                   ================      =================

The Notes to Consolidated Financial Statements are an integral part of  these statements.
                                      F-2

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   ----------------      -----------------
                                                                                        2003                   2002
                                                                                   ----------------      -----------------
CURRENT LIABILITES
     Notes payable                                                                 $  8,182,165          $  4,936,088
     Notes payable - related parties                                                  1,465,000             1,290,000
     Current portion of long-term debt                                               29,396,092            33,128,447
     Current portion of long-term debt - related parties                                130,152               256,967
     Accounts payable - trade                                                         5,002,675             3,928,477
     Accrued expenses                                                                   443,568               458,587
                                                                                   ----------------      -----------------
               Total current liabilities                                             44,619,652            43,998,566
                                                                                   ----------------      -----------------

NONCURRENT LIABILITIES
     Long-term debt, net of current portion                                              35,801               126,552
     Long-term debt - related parties                                                     -                    11,256
     Asset retirement obligations                                                     1,357,206                  -
                                                                                   ----------------      -----------------
               Total noncurrent liabilities                                           1,393,007               137,808
                                                                                   ----------------      -----------------

OTHER LIABILITES
     Derivative instruments                                                               591,467            1,128,993
                                                                                   ----------------      -----------------

               Total Liabilities                                                       46,604,126           45,265,367
                                                                                   ----------------      -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock                                                                          190                  170
     Common stock                                                                          18,493               18,493
     Additional paid-in capital                                                        29,283,692           28,258,212
     Retained deficit                                                                 (23,477,727)         (20,453,301)
                                                                                   ----------------      -----------------
               Total stockholders' equity                                               5,824,648            7,823,574
                                                                                   ----------------      -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $   52,428,774        $  53,088,941
                                                                                   ================      =================

The Notes to Consolidated Financial Statements are an integral part of  these statements.
                                      F-3

                     GULFWEST ENERGY INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                    2003                   2002                 2001
                                                               ----------------      -----------------    -----------------
                                                               ----------------      -----------------    -----------------

OPERATING REVENUES
     Oil and gas sales                                         $   10,844,460        $   10,447,169       $    12,426,103
     Well servicing revenues                                                                 39,116               169,167
     Operating overhead and other income                              166,263               353,512               395,311
                                                               ----------------      -----------------    -----------------
          Total Operating Revenues                                 11,010,723            10,839,797            12,990,581
                                                               ----------------      -----------------    -----------------
OPERATING EXPENSES
     Lease operating expenses                                       5,527,841             5,430,205             5,155,500
     Cost of well servicing operations                                                       56,295               182,180
     Depreciation, depletion and amortization                       2,226,123             2,697,784             2,491,385
     Accretion expense                                                 76,823
     General administrative                                         2,262,425             1,727,858             1,709,641
                                                               ----------------      -----------------    -----------------
          Total Operating Expenses                                 10,093,212             9,912,142             9,538,706
                                                               ----------------      -----------------    -----------------
INCOME FROM OPERATIONS                                                917,511               927,655             3,451,875
                                                               ----------------      -----------------    -----------------
OTHER INCOME AND EXPENSE
     Interest expense                                              (3,363,330)           (3,159,381)           (2,756,912)
     Other financing costs                                         (1,000,000)
     Gain (loss) on sale of assets                                    (19,848)              (56,647)             (118,254)
     Unrealized gain (loss) on derivative instruments                 537,526            (1,596,575)            4,215,017
     Dry holes, abandoned property and impaired assets               (358,737)             (617,365)
                                                               ----------------      -----------------    -----------------
          Total Other Income and (Expense)                         (4,204,389)            5,429,968             1,339,851
                                                               ----------------      -----------------    -----------------
INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLES                                            (3,286,878)           (4,502,313)            4,791,726

INCOME TAXES
                                                               ----------------      -----------------    -----------------
INCOME (LOSS) BEFORE CUMULATIVE
     EFFECT OF CHANGE IN ACCOUNTING
     PRINCIPLES                                                    (3,286,878)           (4,502,313)            4,791,726

CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLES, NET OF INCOME TAXES                       262,452                                  (3,747,435)
                                                               ----------------      -----------------    -----------------
NET INCOME (LOSS)                                              $   (3,024,426)       $   (4,502,313)      $     1,044,291
DIVIDENDS ON PREFERRED STOCK
     (PAID 2003-$-0-; 2002-$112,500; 2001-
     $28,125)                                                        (127,083)             (112,500)              (56,250)
                                                               ----------------      -----------------    -----------------
NET INCOME (LOSS) AVAILABLE TO COMMON
     SHAREHOLDERS                                              $   (3,151,509)       $   (4,614,813)      $       988,041
                                                               ================      =================    =================
NET INCOME (LOSS) PER SHARE, BASIC
     BEFORE CUMULATIVE EFFECT OF CHANGE
      IN ACCOUNTING PRINCIPLES                                 $        (.18)        $        (.25)       $           .25

CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLES                                               .01                                         (.20)
                                                               ----------------      -----------------    -----------------
NET INCOME (LOSS) PER SHARE BASIC                              $        (.17)        $        (.25)       $           .05
                                                               ================      =================    =================
NET INCOME (LOSS) PER SHARE, DILUTED BEFORE CUMULATIVE
EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLES                                     $        (.18)        $        (.25)       $           .23
CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLES                                               .01                                         (.18)
                                                               ----------------      -----------------    -----------------
NET INCOME (LOSS) PER SHARE, DILUTED                           $        (.17)        $        (.25)       $           .05
                                                               ================      =================    =================

                                      F-4

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                              -------------------------------
                                                                                     Number of Shares
                                                                              -------------------------------
                                                                              -------------- -- -------------
                                                                                Preferred          Common
                                                                                  Stock            Stock
                                                                              --------------    -------------
BALANCE, December 31, 2000                                                                        18,445,041
                                                                                      8,000
  Issuance of 9,000 shares of Series E preferred stock for the
    acquisition of assets                                                             9,000
  Issuance of 47,500 shares of common stock for the acquisition of
    assets                                                                                            47,500
  Issuance of warrants for the acquisition of assets
  Net income
  Dividends paid on preferred stock
                                                                              --------------    -------------

BALANCE, December 31, 2001                                                           17,000       18,492,541
                                                                              ==============    =============
  Issuance of warrants for additional financing
  Net loss
  Dividends paid on preferred stock
                                                                              --------------    -------------

BALANCE, December 31, 2002                                                           17,000       18,492,541
                                                                              ==============    =============
  Issuance of warrants for additional financing
  Issuance of preferred stock related to current financing                            2,000
  Net loss
                                                                              --------------    -------------

BALANCE, December 31, 2003                                                           19,000       18,492,541
                                                                              ==============    =============

The Notes to Consolidated Financials are an integral part of these statements.
                                      F-5

        Preferred                           Common                Additional                     Retained
          Stock                             Stock               Paid-In Capital                  Deficit
-------------------------- ------------------------     ------------------------    ---------------------------
$           80             $               18,445       $           23,537,900      $          (16,854,654)

            90                                                       4,499,910

                                               48                       35,402
                                                                        91,500
                                                                                                  1,044,291
                                                                                                    (28,125)
-------------------------- ------------------------     ------------------------    ---------------------------

$          170             $               18,493       $           28,164,712      $           (15,838,488)
========================== ========================     ========================    ===========================
                                                                        93,500
                                                                                                 (4,502,313)
                                                                                                   (112,500)
-------------------------- ------------------------     ------------------------    ---------------------------

$          170             $               18,493       $           28,258,212      $           (20,453,301)

========================== ========================     ========================    ===========================
                                                                        25,500
            20                                                         999,980
                                                                                                 (3,024,426)

-------------------------- ------------------------     ------------------------    ---------------------------
$          190             $               18,493       $           29,283,692      $           (23,477,727)

========================== ========================     ========================    ===========================

The Notes to Consolidated Financials are an integral part of these statements.
                                      F-6

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                             2003               2002                2001
                                                                        ---------------    ----------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                  $  (3,024,426)     $   (4,502,313)     $    1,044,291
     Adjustments to reconcile net income (loss) to net cash
          Provided by operating activities:
               Depreciation, depletion and amortization                     2,226,123           2,697,784           2,491,385
               Accretion expense                                               76,823
               Common stock and warrants issued and charged to
                 operations                                                    25,500              93,500
               Other financing costs                                        1,000,000
               Loss on sale of assets                                          19,848              56,647             118,254
               Dry holes, abandoned property, impaired assets                 358,737             617,365
               Unrealized (gain) loss on derivative instruments              (537,526)          1,596,575           (4,215,017)
               Cumulative effect of accounting change                        (262,452)                               3,747,435
               Provision for bad debts                                         29,201
               (Increase)   decrease  in  accounts   receivable  -
                 trade, net                                                   232,443            (109,437)             765,939
               (Increase) decrease in prepaid expenses                        144,637            (179,825)             (40,730)
               Increase   (decrease)   in  accounts   payable  and
                 accrued expenses                                           1,235,503           1,043,994              797,800
                                                                        ---------------    ----------------    ---------------
                    Net cash provided by operating activities               1,524,411           1,314,290            4,709,357
                                                                        ---------------    ----------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Deposits                                                                                                          (9,804)
     Proceeds from sale of property and equipment                              38,561             675,440             394,423
     Purchase of property and equipment                                    (1,067,924)         (5,861,969)         (6,962,650)
                                                                        ---------------    ----------------    ---------------
                    Net cash used in investing activities                  (1,029,363)         (5,186,529)         (6,578,031)
                                                                        ---------------    ----------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on debt                                                      (1,672,288)         (3,410,778)         (6,577,928)
     Proceeds from debt issuance                                              973,164           7,394,181           8,530,269
     Debt issue cost                                                                                                  (29,544)
     Dividends paid                                                                              (112,500)            (28,125)
                                                                        ---------------    ----------------    ---------------
                    Net cash provided by (used in) financing
                      activities                                            (699,124)           3,870,903           1,894,672
                                                                        ---------------    ----------------    ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (204,076)              (1,336)             25,998

CASH AND CASH EQUIVALENTS,
     Beginning of year                                                       687,694              689,030             663,032
                                                                        ---------------    ----------------    ---------------

CASH AND CASH EQUIVALENTS,
     End of year                                                        $    483,618       $      687,694             689,030
                                                                        ===============    ================    ===============

CASH PAID FOR INTEREST                                                  $  3,216,034       $    3,004,015      $    2,811,677

                                                                        ===============    ================    ===============

The Notes to Consolidated Financial Statements are an integral part of these statements.
                                      F-7

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

                    We  maintain  cash  on  deposit  in   non-interest   bearing
               accounts,  which, at times,  exceed federally  insured limits. We have not  experienced  any losses on such accounts and believe we are not  exposed  to any  significant  credit  risk  on cash  and equivalents.

          Statement of Cash Flows

                    We  consider  all  highly  liquid   investment   instruments
               purchased with remaining maturities of three months or less to be cash equivalents for purposes of the  consolidated  statements of cash flows.

               Non-Cash Investing and Financing Activities:

                    During the twelve month period ended  December 31, 2003,  we adopted Statement of Financial Accounting Standard No. 143 "Asset
               Retirement  Obligations" (SFAS 143). As a result of adopting SFAS
               143,  effective  January 1, 2003, we recorded an asset retirement obligation  liability of $1,280,383,  an increase in the carrying value of our oil and gas properties of $1,058,445, a reduction in accumulated  depletion  of $484,390  and an  adjustment  to prior income of $262,452.  This liability was increased  during 2003 by recognizing $76,823 in accretion expense.  Also, we decreased the current  portion of long term  debt-related  parties by  applying
               $17,300  in  deposits  and  reclassified  $176,320  from  accrued expenses to current portion of long term debt.

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
                                      F-8

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

                                                                   2003                    2002
                                                           ---------------------   ---------------------
                      Automobiles                          $     420,776           $      420,776
                      Office equipment                           148,172                  137,362
                      Gathering system                           529,486                  529,486
                      Well servicing equipment                 1,033,786                1,033,786
                                                           ---------------------   ---------------------
                                                               2,132,220                2,121,410

                      Less accumulated depreciation           (1,268,330)              (1,037,076)
                                                           ---------------------   ---------------------

                      Net capitalized cost                 $     863,890           $    1,084,334
                                                           =====================   =====================

          Revenue Recognition

                    We recognize oil and gas revenues on the sales method as oil and  gas  production  is  sold.  Differences  between  sales  and production  volumes  during the years ended  December  31,  2003,
               2002, and 2001 were not significant.  Well servicing revenues are recognized  as the  related  services  are  performed.  Operating overhead  income is  recognized  based upon  monthly  contractual amounts for lease  operations  and other income is  recognized as earned.

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

          Fair Value of Financial Instruments

                    At December  31, 2003 and 2002,  our  financial  instruments consist of notes  payable  and  long-term  debt.  Interest  rates currently  available to us for notes payable and  long-term  debt with similar terms and remaining  maturities are used to estimate fair  value  of  such  financial  instruments.  Accordingly,  the carrying amounts are a reasonable estimate of fair value.

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
               Basic earnings (loss) per share are based on the weighted-average number of outstanding  common  shares.  Diluted  earnings  (loss)
               per-share are based on the weighted-average number of outstanding common shares and the effect of all  potentially  diluted  common shares.

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

          Stock Based Compensation

                    In October 1995, SFAS No. 123,  "Stock Based  Compensation,"
               (SFAS 123) was issued.  This  statement  requires  that we choose between two different methods of accounting for stock options and warrants.  The  statement  defines a  fair-value-based  method of accounting for stock options and warrants but allows an entity to continue  to  measure  compensation  cost for stock  options  and warrants  using the  accounting  prescribed by APB Opinion No. 25
               (APB 25),  "Accounting for Stock Issued to Employees." Use of the
               APB 25 accounting  method results in no  compensation  cost being recognized  if options are  granted at an  exercise  price at the current market value of the stock or higher.  We will continue to use the  intrinsic  value method under APB 25 but are required by
               SFAS 123 to make pro forma  disclosures  of net income (loss) and earnings  (loss) per share as if the fair  value  method had been applied in its 2003, 2002 and 2001 financial statements.

                    During 2003,  2002 and 2001, we issued  options and warrants totaling:  2003 - 35,000 (all  exercisable);  2002 - 405,000 (all exercisable); and 2001 - 184,000 (all exercisable), respectively, to employees  and directors as  compensation.  If we had used the fair value method required by SFAS 123, our net income (loss) and per share information would approximate the following amounts:

                                          2003                           2002                           2001
                               ---------------------------    ----------------------------    --------------------------

                               As Reported      ProForma      As Reported      ProForma       As Reported     ProForma
                               ------------    -----------    ------------    ------------    -----------    -----------
         SFAS 123
         compensation cost     $                $     7,350   $               $    38,300     $              $   99,360
         APB 25
         compensation cost     $                $             $               $               $              $
         Net income (loss)     $(3,151,509)     $(3,158,859)  $(4,614,813)    $(4,653,113)    $  988,041     $  888,681
         Income (loss) per
         common share-basic    $      (.17)     $      (.17)  $      (.25)    $      (.25)    $      .05     $      .05
         Income (loss) per
         common share-diluted  $     (.17)      $      (.17)  $      (.25)    $      (.25)    $      .05     $      .04
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

               We use the Black-Sholes option-pricing model to estimate the fair value of the options and warrants (to employee and  non-employees)  on the grant date. Significant assumptions include (1) risk free interest rate  2003 - 3.0%;  2002 - 3.0%;  2001 - 4.5%;  (2)  weighted  average expected  life  2003 -  3.4;  2002 -  3.6;  2001 - 5.0;  (3)  expected volatility of 2003 - 147.43; 2002 - 101.73%;  2001 - 103.27%;  and (4)
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

               Beginning in 2003,  Statement of Financial  Accounting  Standards
          No. 143, "Asset  Retirement  Obligations"  ("SFAS 143") requires us to recognize an estimated  liability for the plugging and  abandonment of our  oil  and  gas  wells  and  associated  pipelines  and  equipment.
          Consistent  with industry  practice,  historically  we had assumed the cost of  plugging  and  abandonment  would be offset by salvage  value received.  This  statement  requires us to record a  liability  in the period in which our asset retirement  obligation  ("ARO") is incurred.
          After initial  recognition  of the  liability,  we must  capitalize an additional  asset  cost  equal  to the  amount  of the  liability.  In addition to any  obligation  that arises after the  effective  date of
          SFAS 143, upon initial  adoption we must recognize (1) a liability for any existing ARO's, (2) capitalized cost related to the liability, and
          (3)  accumulated  depreciation,  depletion  and  amortization  on that capitalized cost adjusting for the salvage value of related equipment.

               The  estimated  liability is based on  historical  experience  in plugging and  abandoning  wells,  estimated  remaining  lives of those wells based on  reserves  estimates  and federal and state  regulatory
          requirements.   The   liability   is   discounted   using  an  assumed
          credit-adjusted  risk-free  rate of 7.5%.  Revisions to the  liability could occur due to changes in estimates  of plugging  and  abandonment costs,  changes in the risk-free rate or remaining lives of the wells, or if federal or state  regulators  enact new plugging and abandonment requirements.  At the  time of  abandonment,  we will be  required  to recognize  a gain or loss on  abandonment  if the actual  costs do not equal the estimated costs.

               The adoption of SFAS 143 resulted in a January 1, 2003 cumulative effect adjustment to record (i) a $1,058,445  increase in the carrying value of proved  properties,  (ii) a $484,390  decrease in accumulated depreciation,  depletion and amortization, (iii) a $1,280,383 increase in noncurrent liabilities, and (iv) a $262,452 gain, net of tax.

Note 2.  Operations and Management Plans

               At December  31,  2003,  our  current  liabilities  exceeded  our current  assets  by  $42,876,963.  We had a loss  available  to common shareholders  of  $3,151,509  compared to a loss  available  to common shareholders  of $4,614,813  at December 31, 2002.  This loss included
          non-cash  items  of  $537,526  for   unrealized   gain  on  derivative
          instruments,  a loss of $358,737 for  abandonment  of properties and a
          $262,452  gain  from the  recording  of Asset  Retirement  Obligations
          ("ARO's"), as required by SFAS 143, at January 1, 2003.

               In  2004,  we will  continue  the  recapitalization  of debt  and funding  of our  capital  development  program  that we began in 2003.
          Following are the steps we are taking and plan to take to achieve that purpose:
                                      F-13

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Operations and Management Plans - continued

     (a) The first step is to close the refinancing of our largest debt of $27.8 million  held  by  Concert  Capital  Resources  LP  ("CCR")  and  loaned  to our wholly-owned  subsidiary,  GulfWest Oil and Gas  Company.  We have entered into an agreement  with a new lending source that,  subject to due diligence,  will fund approximately  $14  million to purchase  the $27.8  million  note.  The new debt financing will also provide for the payment of closing costs.  CCR has agreed to sell the note to our new  financier  for a $14  million  cash  payment  and a $4 million subordinated note from us.

     (b) Secondly, we are continuing to work with our financial advisor to raise an additional $4 to $5 million through the sale of our preferred stock. Proceeds from  this  equity  sale  will be used  for  working  capital  and  fund our new development projects. The refinancing of the CCR debt and sale of new equity are both currently scheduled to close in April, 2004.

     (c) Effective December 1, 200l and amended August 16, 2002, we entered into an Oil and Gas Property Acquisition,  Exploration and Development Agreement (the
"Summit  Agreement") with Summit  Investment  Group-Texas,  L.L.C., an unrelated party,  ("Summit").  Under  the  agreement,  Summit  provided  payments  in  the aggregate of $1,200,000 in advanced funds for our use in the  acquisition of oil and  gas  leases  and  other  mineral  and  royalty  interests,  and  production activities, and was to recoup and recover those advanced funds.

     In a subsequent event on March 5, 2004, we entered into an Option Agreement for the  Purchase of Oil and Gas Leases  (the  "Addison  Agreement")  with W. L.
Addison  Investments  L.L.C.,  a private company owned by Mr. J. Virgil Waggoner and Mr.  John E. Loehr,  two of our  directors,  (`Addison").  Under the Addison
Agreement,  Addison agreed to pay Summit,  on our behalf,  the  non-recouped and outstanding advanced funds amounting to $1,200,000,  thereby retiring the Summit
Agreement.  For consideration of such payment,  Addison acquired certain oil and gas leases and wellbores from Summit but agreed to grant us a 180-day redemption option  (which may be  extended  by mutual  consent)  to  purchase  the same for
$1,200,000,  plus  interest  at the prime  rate plus 2%. We  tendered  Addison a promissory note in the amount of $600,000,  with interest at the prime rate plus
2%, to  substitute  for an account  payable to  Summit,  pursuant  to the Summit
Agreement,  in the same amount.  The note will be considered  paid in full if we exercise the redemption  option and pay the  $1,200,000,  plus interest.  Summit retained the right to participate  up to a 25% working  interest in the drilling of any wells on the leases  acquired  by Addison.  In the event we exercise  the redemption option,  Addison may, at its sole option,  retain up to a 25% working interest in the leases.

     (d) Finally,  after completing the above, we will pursue the  consolidation of all of our debt,  including  other  asset and  bridge  loans.  Our goal is to simplify our financial  structure and provide  adequate  capitalization  for the development of our oil and gas assets.

                                      F-14

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Cost of Oil and Gas Properties

          The following tables set forth certain information with respect to our oil and gas producing activities for the periods presented:

     Capitalized Costs Relating to Oil and Gas Producing Activities:

                                                                          2003                      2002
                                                                     ----------------          ----------------
              Unproved oil and gas properties                        $    261,650              $     439,926
              Proved oil and gas properties                            54,669,482                 52,847,625
              Support equipment and facilities                          3,541,754                  3,498,492
                                                                     ----------------          ----------------
                                                                       58,472,886                 56,786,043
              Less accumulated depreciation, depletion and
              Amortization                                             (8,749,601)                (7,461,421)
                                                                     ----------------          ----------------
              Net capitalized costs                                  $ 49,723,285              $  49,324,622
                                                                     ================          ================

     Results of Operations for Oil and Gas Producing Activities:

                                                                      2003                2002               2001
                                                                  ---------------    ----------------    ---------------
              Oil and gas sales                                   $  10,844,466      $  10,447,169       $ 12,426,103

              Production costs                                       (5,527,841)        (5,430,205)        (5,155,500)

              Depreciation, depletion and amortization               (1,527,727)        (2,187,036)        (2,018,890)

              Accretion expense                                         (76,823)
                                                                  ---------------    ----------------    ---------------
              Income tax expense                                        -                  -                   _
                                                                  ---------------    ----------------    ---------------
              Results of operations for oil and gas
                producing activities - income                     $   3,712,075      $   2,829,928       $   5,251,713
                                                                  ===============    ================    ===============
              Costs Incurred in Oil and Gas Producing Activities:
                                                                      2003                2002               2001
                                                                  ---------------    ----------------    ---------------
              Property Acquisitions
                    Proved                                        $      -           $      562,760      $ 15,236,808

                    Unproved                                          110,119                14,401           154,076

              Development Costs                                     2,024,663             5,141,075         6,317,527
                                                                  ---------------    ----------------    ---------------
                                                                  $ 2,134,782        $    5,718,236      $ 21,708,411
                                                                  ===============    ================    ===============
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

          Supplemental  unaudited  pro forma  information  (under  the  purchase method of  accounting)  presenting  the results of operations  for the year ended December 31, 2001, as if the Grand Goldking  acquisition had occurred as of January 1, 2001:

                                                                 Year Ended
                                                                 December 31,
                                                                    2001
                                                               ----------------
                 Operating revenues                            $   15,649,329
                 Operating expenses                                10,652,222
                                                               ----------------
                 Income from operations                             4,997,107
                 Other income and expense                          (3,325,166)
                 Income taxes                                          -
                                                                ----------------
                 Net income                                         1,671,941
                 Preferred dividends                                 (112,500)
                                                               ----------------
                 Net income to common shareholders             $    1,559,441
                                                               ================
                 Earnings per share
                      Basic                                    $         0.08
                                                               ================
                      Diluted                                  $         0.07
                                                               ================

                    Effective   January  1,  2002,   we  acquired  oil  and  gas
               properties   located  in  Louisiana  from  a  related  party  for
               $182,742.  The  acquisition  price  was the  amount  of  accounts receivable due us.

Note 4. Accrued Expenses

              Accrued expenses consisted of the following:

                                                  December 31,               December 31,
                                                      2003                       2002
                                                 ----------------          -----------------
                 Payroll and payroll taxes       $      5,833              $       1,863
                 Interest                             395,735                    414,724
                 Professional fees                     42,000                     42,000
                                                 ----------------          -----------------
                                                 $    443,568              $     458,587
                                                 ================          =================
                                      f-16

                                                                 F-17
                                                 GULFWEST ENERGY INC. AND SUBSIDIARIES
                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Notes Payable and Long-Term Debt

          Notes    payable   is   as    follows:                                     2003                   2002
                                                                                ------------------   ------------------
          Non-interest bearing note payable to an unrelated party;  payable out
            Of 50% of the net  transportation  revenues  from a certain  natural
            gas pipeline; no due date.                                          $        40,300      $         40,300

         Promissory note payable to a former director at 8%; due May,
              2001; unsecured.                                                           40,000                40,000

         Promissory note payable to an unrelated party at 10%; payable on
              demand; unsecured.                                                         45,000                45,000

         Line of credit (up to $2,500,000) to a bank; due October, 2002; secured by  guaranty  of a  director;  interest  greater of prime rate less
              .25% or 5.25%, (prime rate 4.0% at December 31, 2003).  Line of
              credit increased to $3,000,000 and due date extended to April, 2004.    2,995,488             2,995,488

         Note payable to a bank; due March, 2003; interest at prime rate plus 1%
              (prime rate 4.0% at December 31, 2003); secured by guaranty of
              three of our directors; retired September 2003.                                                 500,000

         Promissory note payable to an unrelated party; payable on demand;
              interest  at 8%;  interest  increased  to 12% on  January  1, 2003;
         secured by certain oil and gas properties.                                     300,000               300,000

         Note payable to a bank; due July, 2004; secured by guaranty of a director; interest at prime rate (prime rate 4.0% at December
              31, 2003 with a floor of 4.75% and a ceiling of 8.0%.                     948,400             1,000,000

         Promissory note payable to unrelated party; interest at 6%; due June,
              2003.                                                                     55,300                 55,300

         Promissory note payable to one of our directors; interest at 8%;
              due on demand; unsecured.                                                 50,000                 50,000

         Promissory note payable to one of our directors; interest at prime rate (prime rate 4.0% at December 31, 2003); due May, 2003;
              secured by common stock of DutchWest Oil Company, our wholly
              owned subsidiary.                                                      1,375,000              1,200,000

         Promissory note payable to an unrelated party at 8%; due June 2003;
              secured by 4% of the common stock of DutchWest Oil Company, our
              wholly owned subsidiary                                                  100,000

         Promissory note payable to an unrelated party at 8%; due May 2003;
              secured by 8% of the common stock of DutchWest Oil Company, our
              wholly owned subsidiary                                                  200,000

                                      F-17

                                                 GULFWEST ENERGY INC. AND SUBSIDIARIES
                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Notes Payable and Long-Term Debt

          Notes payable is as follows - continued:

                                                                                       2003                 2002
                                                                                   --------------    -------------------
         Line of credit (up to $3,500,000) to a bank; due June 2004; secured by the  guaranty  of a  director;  interest  at prime rate (prime rate
              4.0% at December 31, 2003) with a floor of 4.75% and a ceiling of
              8.0%                                                                   3,497,677
                                                                                   --------------    -------------------
                                                                                   $ 9,647,165       $      6,226,088
                                                                                   ==============    ===================

              The weighted average interest rate for notes payable at December
              31, 2003 and 2002 was 5.0% and 4.7%, respectively.

          Long-term debt is as follows:
                                                                                       2003                 2002
                                                                                  --------------     ------------------
         Line of credit (up to $3,000,000) to a bank; due July, 2003; secured by the guaranty of a director; interest at prime rate (prime rate
              4.0% at  December  31,  2003);  replaced by a  short-term  line of
              credit (up to $3,500,000) from the same bank.                       $                  $      2,999,515

         Subordinated promissory notes to various individuals at 9.5% interest per annum;  amounts include $50,000 due to related  parties; past
              due.                                                                      150,000               150,000

         Notes payable to finance vehicles, payable in aggregate monthly installments of approximately $4,000, including interest of.9% to
              13% per annum; secured by the related equipment; due various
              dates through 2007.                                                        69,500               116,721

         Note payable to related party to finance equipment with monthly installments of $5,200, including interest at 13.76% per annum;
              final payment due October, 2003; secured by related equipment;
              retired June, 2003.                                                                              48,850

         Promissory note to a director; interest at 8.5%; due
              December 31, 2003.                                                         78,941                95,670

         Note payable to a bank with monthly principal payments of $2,300;
              interest at 9.5%; due May, 2003; secured by related equipment;
              retired May, 2003.                                                                               11,630

         Note payable to an energy lender; interest at prime plus 3.5% (prime rate 4.0% at December 31, 2003) payable monthly out of 90%
              net profits from certain oil and gas properties; final payment due
              May, 2004; secured by related oil and gas properties.                  27,574,769            27,907,509
                                                                 F-18

                     GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Notes Payable and Long-Term Debt

         Long-term debt is as follows - continued:

                                                                                       2003                  2002
                                                                                 -----------------     -----------------
         Note payable to a bank with monthly principal payments of $36,000;
              interest at prime plus 1% (prime rate 4.0% at December 31,
              2003) with a minimum prime rate of 5.5%; final payment due
              November, 2003; secured by related oil and gas properties;
              extended to March, 2004.                                                1,564,000             1,996,000

         Note payable to unrelated party to finance saltwater disposal well with monthly  installments of $4,540,  including  interest at 10%
              per annum; final payment due January, 2005; secured by related well.      123,624               123,624

         Note payable to related party to finance equipment with monthly installments of $5,109, including interest at 13.75% per annum;
              final payment due February, 2004; secured by related equipment;
              retired June, 2003.                                                                              65,743

         Note payable to related party to finance equipment with monthly installments of $608, including interest at 11% per annum;
              final payment due February, 2004; secured by related equipment.             1,211                 7,960
                                                                                 -----------------     -----------------
                                                                                     29,562,045            33,523,222
         Less current portion                                                        (29,526,244)         (33,385,414)
                                                                                 -----------------     -----------------
         Total long-term debt                                                    $        35,801              137,808
                                                                                 =================     =================

               Estimated annual maturities for long-term debt are as follows:

                   2004                                                         $     29,526,244
                   2005                                                                   27,292
                   2006                                                                    7,150
                   2007                                                                    1,359
                   2008                                                                    -
                                                                                ------------------
                                                                                $     29,562,045
                                                                                ==================
                                      F-19

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.   Stockholders' Equity

          Common Stock
          ------------
                                                                                     2003                  2002
                                                                               -----------------       --------------
         Par value $.001; 40,000,000 shares authorized; 18,492,541
              shares issued and outstanding as of December 31, 2003 and
              2002, respectively                                              $         18,493         $      18,493

                                                                                  =================    ==============

          Preferred Stock
          ---------------

         Series D, par value $.01; 12,000 shares authorized; 8,000 shares issued and outstanding at December 31, 2003 and 2002.  The
              Series D preferred stock does not pay dividends and is not redeemable.  The liquidation value is $500 per share.  After three years from the date of issue, and thereafter, the shares are convertible to common stock based upon a value of $500
              per Series D share divided by $8 per share of common stock.                   80                   80

         Series E, par value $.01; 9,000 shares authorized; 9,000 shares issued and outstanding at December 31, 2003 and 2002.  The
              Series E preferred  stock pays  dividends,  as declared,  at a rate
              of 2.5% per annum, has a liquidation value of $500 per share, may be redeemed at our option and, if not redeemed after two years, is convertible to common stock based upon a value of
              $500 per Series E share divided by $2 per share of common
              stock.                                                                         90                  90

         Series F, par value $.01; 2,000 shares authorized; 2,000 shares issued and outstanding at December 31, 2003.  The Series F preferred  stock pays  dividends,  as  declared,  at a rate of
         2.5% per
              annum, has a liquidation value of $500 per share, may be
              redeemed at our option and, if not  redeemed  after two years, is convertible to common stock based upon a value of $500 per
              Series E share divided by $1 per share of common stock.                        20
                                                                                    -----------------    --------------
                                                                                    $       190                 170
                                                                                    =================    ==============

                    All  classes  of  preferred  shareholders  have  liquidation preference over common  shareholders of $500 per preferred share, plus accrued dividends. Dividends in arrears at December 31, 2003 we $127,083 (Series E $112,500; Series F $14,583).

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
                                      F-20

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.   Stockholders' Equity - continued

                                               2003                            2002                          2001
                                    ---------------------------    -----------------------------    ------------------------
                                    Wtd Avg                         Wtd Avg                         Wtd Avg
                                    Prices          Number          Prices           Number          Prices        Number
                                    --------    ---------------    ----------    ---------------    ---------    -----------
         Balance, January 1         $   .90         1,067,000      $ 1.03           1,097,000       $    .09        923,000
               Options issued       $   .75            35,000      $  .75              35,000       $    .83        184,000
               Options expired      $     -              -         $ 3.00             (65,000)      $   3.00        (10,000)
                                                ---------------                  ---------------                 -----------
         Balance, December 31       $   .90         1,102,000      $  .90           1,067,000       $   1.03      1,097,000
                                                ===============                  ===============                 ===========

                    All options were exercisable at December 31, 2003. Following is a schedule by year and by exercise  price of the expiration of our stock options issued as of December 31, 2003:

                        2004           2005          2006          2007        Thereafter         Total
                      ----------    -----------    ----------    ----------    ------------     -----------
            $ .75       432,000                                     35,000         185,000         652,000
            $ .83                                    184,000                                       184,000
            $1.13                      100,000                                                     100,000
            $1.20                      106,000                                                     106,000
            $1.81                                                                   60,000          60,000
                      ----------    -----------    ----------    ----------    ------------     -----------
                        432,000        206,000       184,000        35,000         210,000       1,102,000
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

                                               2003                          2002                           2001
                                     --------------------------    --------------------------    ---------------------------
                                     Wtd Avg                       Wtd Avg                       Wtd Avg
                                      Prices         Number         Prices         Number         Prices         Number
                                     ---------    -------------    ---------    -------------    ---------    --------------
         Balance, January 1          $  1.24        2,181,754      $  2.15        1,306,754      $ 2.31          1,392,254
             Warrants issued         $   .75          150,000      $   .75        1,145,000      $  .75            150,000
             Warrants exercised
                  or expired         $(3.61)        (366,754)      $  3.57         (270,000)     $ 2.22           (235,500)
                                                  -------------                 -------------                 --------------

         Balance, December 31        $   .76       1,965,000       $  1.24        2,181,754      $ 2.15          1,306,754
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
                                      F-21

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.   Stockholders' Equity - continued

               Following  is a  schedule  by year and by  exercise  price of the expiration of our stock warrants issued as of December 31, 2003:

                          2004           2005            2006            2007            2008            Total
                          ----           ----            ----            ----            ----            -----
         $  .75                         225,000       1,590,000                                       1,815,000
            .875                        150,000                                                         150,000
                        ----------    ----------    -------------    ------------    -----------     ------------
                            -           375,000       1,590,000           -              -            1,965,000
                        ==========    ==========    =============    ============    ===========     ============

               Warrants outstanding to our officers,  directors and employees at
          December 31, 2003 and 2002 were approximately 1,515,000 and 1,682,000, respectively. The exercise prices on these warrants range from $.75 to
          $.88 and expire various dates through 2006.

Note 7.   Income (Loss) Per Common Share

          The following is a  reconciliation  of the numerators and denominators used in computing income (loss) per share:

                                                         2003                  2002                 2001
                                                   ------------------    -----------------    ------------------
         Net income (loss)                         $   (3,024,426)           (4,502,313)      $       1,044,291
         Preferred stock dividends                       (127,083)             (112,500)                (56,250)
                                                   ------------------    -----------------    ------------------
         Income (loss) available to common
         shareholders (numerator)                  $   (3,151,509)       $   (4,614,813)      $         988,041
                                                   ==================    =================    ==================
         Weighted-average number of shares
            of common stock - basic (denominator)      18,492,541            18,492,541              18,464,343
                                                   ------------------    -----------------    ------------------
         Income (loss) per share - basic           $         (.17)       $         (.25)      $             .05
                                                   ==================    =================    ==================

               Potential dilutive securities (stock options,  stock warrants and convertible preferred stock) in 2003 and 2002 have not been considered since we reported a net loss and, accordingly,  their effects would be antidilutive.  Potential  dilutive  securities  (stock options,  stock warrants and convertible  preferred stock) totaling 2,780,520 weighted average shares in 2001 have been  considered but there is no effect on income per common share.

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
                                      F-22

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

               In a subsequent event on March 5, 2004, we entered into an Option
          Agreement  for  the  Purchase  of Oil  and Gas  Leases  (the  "Addison
          Agreement") with W. L. Addison  Investments  L.L.C., a private company owned by Mr. J. Virgil  Waggoner  and Mr.  John E.  Loehr,  two of our
          directors, (`Addison").  Effective December 1, 200l and amended August
          16, 2002,  we had entered  into an Oil and Gas  Property  Acquisition,
          Exploration and Development  Agreement (the "Summit  Agreement")  with
          Summit Investment Group-Texas, L.L.C., an unrelated party, ("Summit").
          Under the  agreement,  Summit  provided  payments in the  aggregate of
          $1,200,000 in advanced funds for our use in the acquisition of oil and gas leases and other  mineral and royalty  interests,  and  production activities,  and was to recoup and recover those advanced funds. Under the Addison  Agreement,  Addison agreed to pay Summit,  on our behalf,
          the   non-recouped   and  outstanding   advanced  funds  amounting  to
          $1,200,000,  thereby retiring the Summit Agreement.  For consideration of such  payment,  Addison  acquired  certain  oil and gas  leases and wellbores  from  Summit  but  agreed to grant us a 180-day  redemption option (which may be extended by mutual  consent) to purchase the same for  $1,200,000,  plus interest at the prime rate plus 2%. We tendered
          Addison a promissory note in the amount of $600,000,  with interest at the prime rate plus 2%, to  substitute  for an account  payable due to
          Summit, pursuant to the Summit Agreement, in the same amount. The note will be considered  paid in full if we exercise the redemption  option and pay the  $1,200,000,  plus interest.  Summit retained the right to participate up to a 25% working  interest in the drilling of any wells on the  leases  acquired  by  Addison.  In the event we  exercise  the redemption option, Addison may, at its sole option, retain up to a 25%
          working interest in the leases.

               Interest  expensed on related party notes  totaled  approximately
          $76,000,  $53,000 and $128,000 for the years ended  December 31, 2003,
          2002 and 2001 respectively.

Note 9.   Income Taxes

               The  components  of the net  deferred  federal  income tax assets
          (liabilities)  recognized in our  consolidated  balance sheets were as follows::
                                      F-23

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.   Income Taxes - continued

                                                                     December 31,          December 31,
                                                                         2003                  2002
                                                                         ----                  ----
         Deferred tax assets
             Net operating loss carryforwards                      $  6,352,507             5,236,485
             Oil and gas properties                                     610,381               542,131
             Capital loss carryforwards                                   -                    93,211
             Derivative instruments                                     201,099               383,858
             Accretion                                                   26,120
                                                                   -----------------    -------------------

         Net deferred tax assets before
             valuation allowance                                      7,190,107             6,255,685
         Valuation allowance                                         (7,190,107)           (6,255,685)
                                                                   -----------------    -------------------
         Net deferred tax assets (liabilities)                     $     -              $       -
                                                                   =================    ===================

               As of December 31, 2003 and 2002,  we did not believe it was more likely than not that the net  operating  loss  carryforwards  would be realizable  through  generation of future taxable  income;  therefore, they  were  fully  reserved.

               The following table summarizes the difference  between the actual tax provision  and the amounts  obtained by applying the statutory tax rate of 34% to the income  (loss)  before  income  taxes for the years ended December 31, 2003, 2002 and 2001.

                                                                     2003                2002                2001
                                                               -----------------   -----------------    ----------------

         Tax (benefit) calculated at statutory rate            $   (1,028,305)     $   (1,530,786)      $      355,059

         Increase (reductions) in taxes due to:

             Effect on non-deductible expenses                        362,910              65,174               18,157
             Change in valuation allowance                            934,422           1,586,988             (345,754)
             Other                                                   (269,027)           (121,376)             (27,462)
                                                               -----------------   -----------------    ----------------

         Current federal income tax provision                  $        -          $        -           $        -
                                                               =================   =================    ================

               As of December 31, 2003 we had net operating  loss  carryforwards of  approximately  $18,700,000,  which are  available to reduce future taxable income and capital gains, respectively, and the related income tax liability.  The net operating loss carryforward expires at various dates through 2023.

Note 10.  Commitments and Contingencies

          Oil and Gas Hedging Activities

               We entered into an agreement with an energy lender  commencing in
          May,  2000, to hedge a portion of our oil and gas sales for the period of May, 2000 through  April,  2004.  The agreement  called for initial volumes of 7,900  barrels  of oil and  52,400  Mmbtu of gas per month, declining monthly thereafter.  We entered into a second agreement with the energy lender, commencing September,  2001, to hedge an additional portion of our oil and gas sales for the  periods of  September,  2001
          through  July,  2004  and  September,   2001  through  December  2002,
          respectively.  The  agreement  called  for  initial  volumes of 15,000 barrels of oil and 50,000  Mmbtu of gas per month,  declining  monthly thereafter. Volumes at December 31, 2003 had declined to 6,400 barrels of oil and 21,200 Mmbtu of gas. As a result of these  agreements,
                                      F-24

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Commitments and Contingencies - continued

          we  realized a  reduction  in revenues  of  $1,496,303,  $368,776  and
          $762,480 for the  twelve-month  periods ended December 31, 2003,  2002 and 2001, respectively, which is included in oil and gas sales.

          Lease Obligations

               We lease  office space at one  location  under a sixty-four  (64)
          month lease,  which commenced December 1, 2001 and was amended May 30,
          2002 after expansion.  Annual  commitments under the lease are: 2004 -
          $130,050,  2005 - $132,979,  2006 - $135,323 and 2007 - $33,977. Total
          rent expense for the years ended December 31, 2003, 2002 and 2001 were approximately $134,500, $91,000 and $60,000, respectively.

          Litigation

               From time to time, we are involved in  litigation  arising out of our  operations  or from disputes with vendors in the normal course of business.  As of March  29,  2004,  we were not  engaged  in any legal proceedings  that are expected,  individually or in the aggregate,  to have a material effect on our consolidated financial statements.
                                      F-25

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
                                      F-26

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.    Oil and Gas Reserves Information (Unaudited) - continued

               The  following  unaudited  table  sets  forth  proved oil and gas reserves,  all within the United States,  at December 31, 2003,  2002, and 2001, together with the changes therein.

                                                                                      Crude Oil          Natural Gas
                                                                                       (BBls)               (Mcf)
                                                                                   ----------------    ----------------
         QUANTITIES OF PROVED RESERVES:

              Balance December 31, 2000                                                 4,575,179          24,811,919
                   Revisions                                                             (386,078)            238,595
                   Extensions, discoveries and additions                                    5,676             895,333
                   Purchase                                                             2,078,561          14,905,837
                   Sales                                                                 (107,225)              1,122
                   Production                                                            (294,276)         (1,594,899)
                                                                                   ----------------    ----------------

              Balance December 31, 2001                                                 5,871,837          39,257,907
                   Revisions                                                             (125,468)         (4,959,229)
                   Extensions, discoveries and additions                                   22,129           1,090,024
                   Purchase                                                                52,480           1,090,025
                   Sales                                                                  (20,698)           (837,856)
                   Production                                                            (278,374)         (1,487,048)
                                                                                   ----------------    ----------------

              Balance December 31, 2002                                                 5,521,906          34,158,823
                   Revisions                                                             (262,608)           (308,080)
                   Extensions, discoveries and additions                                  -                   -
                   Purchase                                                               -                   -
                   Sales                                                                  -                   -
                   Production                                                            (221,335)         (1,190,624
                                                                                   ----------------    ----------------

              Balance December 31, 2003                                                 5,037,963          32,660,119
                                                                                   ================    ================

         PROVED DEVELOPED RESERVES:
              December 31, 2001                                                         3,939,593          21,203,989
                                                                                   ================    ================
              December 31, 2002                                                         4,025,552          25,374,113
                                                                                   ================    ================
              December 31, 2003                                                         3,772,926          24,642,407
                                                                                   ================    ================
                                      F-27

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Oil and Gas Reserves Information (Unaudited) - continued

          STANDARDIZED MEASURE:

          Standardized  measure of discounted  future net cash flows relating to proved reserves:

                                                                  2003                  2002                 2001
                                                           -------------------    -----------------    -----------------
         Future cash inflows                               $     336,795,385      $  308,381,837        $ 199,162,921

         Future production and development costs
            Production                                           109,468,727         105,629,872           77,526,278
            Development                                           21,460,459          23,350,811           23,610,596
                                                           -------------------    -----------------    -----------------

         Future cash flows before income taxes                   205,866,199         179,401,154           98,026,047
         Future income taxes                                     (46,885,360)        (38,611,577)         (13,281,358)
                                                           -------------------    -----------------    -----------------

         Future net cash flows after income taxes                 158,980,839         140,789,577           84,744,689
         10% annual discount for estimated
           timing of cash flows                                   (70,653,419)        (63,165,742)         (35,895,306)
                                                           -------------------    -----------------    -----------------

         Standardized measure of discounted
           future net cash flows                           $       88,327,420     $    77,623,835      $    48,849,383
                                                           ===================    =================    =================

               The following  reconciles the change in the standardized  measure of discounted future net cash flows:

         Beginning of year                                 $       77,623,835     $    48,849,383      $    90,381,127

         Changes from:
            Purchases                                              -                    3,054,793           27,032,359
            Sales                                                  -                     (953,159)            (443,324)
            Extensions, discoveries and improved
             recovery, less related costs                          -                    2,002,176              427,192
            Sales of oil and gas produced net of
                production costs                                  (5,316,619)          (5,016,964)          (7,270,603)
            Revision of quantity estimates                        (3,751,921)          (9,974,557)          (1,783,276)
            Accretion of discount                                  9,889,881            5,649,945           12,414,073
            Change in income taxes                                (4,793,281)         (13,624,917)          26,109,535
            Changes in estimated future
                development costs                                  2,003,801           (5,254,561)          (6,360,990)
            Development costs incurred that
                reduced future development costs                   2,024,663            5,569,881            5,945,369
            Change in sales and transfer prices,
                net of production costs                           16,470,113           46,903,282          (89,573,528)
            Changes in production rates (timing)
                and other                                         (5,823,052)             418,533           (8,028,551)
                                                           -------------------    -----------------    -----------------
          End of year                                      $      88,327,420      $    77,623,835      $    48,849,383
                                                           ===================    =================    =================
                                      F-28

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Quarterly Results (Unaudited)

               Summary  data  relating  to the  results of  operations  for each quarter for the years ended December 31, 2003 and 2002 follows:

                                                                        Three Months Ended
                                            ----------------------------------------------------------------------------
                                               March 31             June 30          September 30         December 31
                                            ----------------    ----------------    ----------------    ----------------
         2003
              Net sales                     $    3,250,603      $    2,790,124      $    2,436,063      $    2,533,933
              Gross profit                         862,683             406,576              81,573            (433,321)
              Net income (loss)                    120,659          (1,231,883)           (399,457)         (1,640,828)
              Income (loss) per common
                 share - basic and diluted  $          .01      $         (.07)     $         (.02)     $         (.09)

         2002
              Net sales                     $    2,648,873      $    2,951,798      $    2,641,626      $    2,597,500
              Gross profit                         239,912             450,255             100,527             136,961
              Net income (loss)                 (1,964,010)           (305,060)           (924,750)         (1,420,993)
              Income (loss) per common
                 share - basic and diluted  $        (0.11)     $        (0.02)     $        (0.05)     $        (0.07)
                                      F-29

                          INDEPENDENT AUDITOR'S REPORT

    Stockholders and Board of Directors
    GULFWEST ENERGY INC.

     Our report on the consolidated financial statements of GulfWest Energy Inc.
     and Subsidiaries as of December 31, 2003 and 2002 and for each of the three years in the period ended  December  31, 2003,  is included on page F-1. In connection with our audit of such  consolidated  financial  statements,  we have also audited the related  financial  statement  schedule for the years ended December 31, 2003, 2002 and 2001 on page F-31.

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
    March 19, 2004

                                      F-30

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                             BALANCE                                                       BALANCE
                                               AT                                                            AT
                                            BEGINNING          PROVISIONS/          RECOVERIES/              END
DECRIPTION                                  OF PERIOD           ADDITIONS            DEDUCTIONS           OF PERIOD
-------------------------------------    ----------------    -----------------    -----------------     --------------
For the year ended

     December 31, 2001

       Accounts and notes receivable
               related parties           $      740,478      $                    $                     $     740,478
                                         ================    =================    =================     ==============

       Valuation allowance for
               deferred tax assets       $    5,014,451      $      (345,754)     $                     $   4,668,697
                                         ================    =================    =================     ==============

For the year ended

     December 31, 2002

       Accounts and notes receivable
               related parties           $      740,478      $                    $     (740,478)       $
                                         ================    =================    =================     ==============

       Valuation allowance for
               deferred tax assets       $    4,668,697      $     1,586,988      $                     $   6,255,685
                                         ================    =================    =================     ==============

For the year ended

     December 31, 2003

       Valuation allowance for
               deferred tax assets       $    6,255,685      $       934,422      $                     $   7,190,107
                                         ================    =================    =================     ==============
                                      F-31