Form 10-Q
period 2004-03-31
GULFWEST ENERGY INC
filed 2004-05-14
CIK 813779

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     for the transition period from to ____

                         Commission file number 1-12108

                              GULFWEST ENERGY INC.
                              --------------------
             (Exact name of Registrant as specified in its charter)

          Texas
(State or other jurisdiction                                    87-0444770
     of incorporation)                                         (IRS Employer
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

                                  YES X NO ____

The  number of shares  outstanding  of each of the  issuer's  classes  of common stock, as of the latest practicable date, May 13, 2004, was 18,492,541 shares of
Class A Common Stock, $.001 par value.

                              GULFWEST ENERGY INC.

                         FORM 10-Q FOR THE QUARTER ENDED
                                 MARCH 31, 2004

                                                                     Page of
                                                                    Form 10-Q
                                                                    ---------

Part I: Financial Statements

Item 1. Financial Statements
          Consolidated Balance Sheets, March 31, 2004,
            and December 31, 2003                                        3
          Consolidated Statements of Operations-for the three
            months ended March 31, 2004, and 2003                        5
          Consolidated Statements of Cash Flows-for the three
            months ended March 31, 2004, and 2003                        6
          Notes to Consolidated Financial Statements                     7

Item 2. Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations                                                  9

Item 3. Quantitative and Qualitative Disclosures about Market Risk      11

Item 4. Controls and Procedures                                         11

Part II: Other Information

Item 4. Submission of Matters to a Vote of Security Holders             12

Item 6. Exhibits and Reports on 8-K                                     12

Signatures                                                              13

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
------- ---------------------

                              GULFWEST ENERGY INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2004 AND DECEMBER 31, 2003

                                     ASSETS

                                                                      March 31,             December 31,
                                                                        2004                    2003
                                                                     (Unaudited)              (Audited)
                                                                 --------------------    --------------------

CURRENT ASSETS
     Cash and cash equivalents                                   $           238,102     $           483,618
     Accounts receivable - trade, net of allowance
          for doubtful accounts of $-0- in 2004 and 2003                   1,369,190               1,099,802
     Prepaid expenses                                                        396,221                 159,269
                                                                 --------------------    --------------------
               Total current assets                                        2,003,513               1,742,689
                                                                 --------------------    --------------------

OIL AND GAS PROPERTIES,
     using the successful efforts method of accounting                    58,556,968              58,472,886

OTHER PROPERTY AND EQUIPMENT                                               2,132,220               2,132,220
     Less accumulated depreciation, depletion and
          Amortization                                                   (10,409,872)            (10,017,931)
                                                                 --------------------    --------------------

     Net oil and gas properties and other property and
          Equipment                                                       50,279,316              50,587,175
                                                                 --------------------    --------------------

OTHER ASSETS
     Deposits                                                                 20,142                  20,142
     Debt issue cost, net                                                     31,507                  78,768
                                                                 --------------------    --------------------
               Total other assets                                             51,649                  98,910
                                                                 --------------------    --------------------

TOTAL ASSETS                                                     $        52,334,478     $        52,428,774
                                                                 ====================    ====================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST ENERGY INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2004 AND DECEMBER 31, 2003

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               March 31,             December 31,
                                                                                 2004                    2003
                                                                              (Unaudited)              (Audited)
                                                                          --------------------    --------------------
CURRENT LIABILITES
Notes payable                                                             $      8,782,165        $      8,182,165
Notes payable - related parties                                                  1,540,000               1,465,000
Current portion of long-term debt                                               29,340,799              29,396,092
Current portion of long-term debt - related parties                                125,878                 130,152
Accounts payable - trade                                                         4,765,429               5,002,675
Accrued expenses                                                                   515,244                 443,568
                                                                          --------------------    --------------------
Total current liabilities                                                       45,069,515              44,619,652
                                                                          --------------------    --------------------

NONCURRENT LIABILITIES
  Long-term debt, net of current portion                                            27,759                  35,801
  Asset retirement obligations                                                   1,377,564               1,357,206
                                                                          --------------------    --------------------
           Total noncurrent liabilities                                          1,405,323               1,393,007
                                                                          --------------------    --------------------

OTHER LIABILITES
  Derivative instruments                                                           303,620                 591,467
                                                                          --------------------    --------------------
       Total Liabilities                                                        46,778,458              46,604,126
                                                                          --------------------    --------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock                                                                        190                     190
Common stock                                                                        18,493                  18,493
Additional paid-in capital                                                      29,283,692              29,283,692
Retained deficit                                                               (23,746,355)            (23,477,727)
                                                                          --------------------    --------------------
Total stockholders' equity                                                       5,556,020               5,824,648
                                                                          --------------------    --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $     52,334,478        $     52,428,774
                                                                          ====================    ====================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST ENERGY INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                                              2004                   2003
                                                                       -------------------    --------------------

OPERATING REVENUES
  Oil and gas sales                                                     $     2,500,640        $      3,204,863
  Operating overhead and other income                                            38,089                  45,740
                                                                       -------------------    --------------------
          Total Operating Revenues                                            2,538,729               3,250,603
                                                                       -------------------    --------------------

OPERATING EXPENSES
  Lease operating expenses                                                    1,314,284               1,369,935
  Depreciation, depletion and amortization                                      439,202                 603,944
  Accretion expense                                                              20,358
  General administrative                                                        401,192                 414,041
                                                                       -------------------    --------------------
          Total Operating Expenses
                                                                              2,175,036               2,387,920
                                                                       -------------------    --------------------

INCOME FROM OPERATIONS                                                          363,693                 862,683
                                                                       -------------------    --------------------

OTHER INCOME AND EXPENSE
     Interest expense                                                          (920,168)              (760,880)
     Unrealized gain (loss) on derivative instruments                           287,847                 18,856
                                                                       -------------------    --------------------
          Total Other Income and (Expense)                                     (632,321)              (742,024)
                                                                       ------------------- -- --------------------

INCOME (LOSS) BEFORE INCOME TAXES                                              (268,628)               120,659

INCOME TAXES
                                                                       -------------------    --------------------

NET INCOME (LOSS)                                                               (268,628)              120,659

DIVIDENDS ON PREFERRED STOCK (Paid 2004 - 0; Paid 2003 - 0)                      (34,375)
                                                                       -------------------    --------------------

NET INCOME (LOSS) AVAILABE TO COMMON SHAREHOLDERS                      $        (303,003)     $        120,659
                                                                       ===================    ====================

NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED                         $            (.02)     $           0.01
                                                                       ===================    ====================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST ENERGY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                                                     2004                   2003
                                                                              -------------------    --------------------
                                                                              -------------------    --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                             $      (268,628)       $        120,659
Adjustments to reconcile net income (loss) to net cash
  Provided by operating activities:
    Depreciation, depletion and amortization
                                                                                      439,202                 603,944
    Accretion expense                                                                  20,358
    Common stock and warrants issued and charged to operations                                                 25,500
    Note payable issued and charged to interest                                        61,046
    Unrealized gain on derivative instruments
                                                                                     (287,847)                (18,856)
    (Increase) decrease in accounts receivable - trade, net                          (269,388)               (688,860)
    (Increase) decrease in prepaid expenses                                          (236,952)                 54,744
     Increase in accounts payable and accrued expenses                                373,384                 101,882
                                                                              -------------------    --------------------
       Net  cash   provided  by  (used  in)   operating  activities                  (168,825)                199,013
                                                                              -------------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                               (84,082)               (270,383)
                                                                              -------------------    --------------------
                 Net cash used in investing activities                                (84,082)               (270,383)
                                                                              -------------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on debt                                                                (122,867)               (262,146)
     Proceeds from debt issuance                                                      130,258                 300,000
                                                                              -------------------    --------------------
                 Net cash provided by financing activities                              7,391                  37,854
                                                                              -------------------    --------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                (245,516)                (33,516)

CASH AND CASH EQUIVALENTS,
     Beginning of period                                                              483,618                 687,694
                                                                              -------------------    --------------------

CASH AND CASH EQUIVALENTS,
     End of period                                                            $       238,102        $        654,178
                                                                              ===================    ====================

CASH PAID FOR INTEREST                                                        $       778,889        $        548,641
                                                                              ===================    ====================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003
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
     Development  Company formed November 9, 2000;  and,  GulfWest Oil & Gas
     Company  (Louisiana)  LLC formed July 31, 2001.  All material  intercompany
     transactions  and  balances  are  eliminated  upon  consolidation.   3.  In
     management's opinion, the accompanying interim financial statements contain all material  adjustments,  consisting only of normal recurring adjustments necessary  to  present  fairly  the  financial  condition,  the  results of operations,  and the cash flows of  GulfWest  Energy  Inc.  for the interim periods.  4. Non-cash  Investing and Financing  Activities During the three month period ended March 31, 2004, we issued a note payable for $600,000 in exchange  for an account  payable  for  $538,954  and  $61,046 in  interest expense was  recorded.  During the three month period ended March 31, 2003, we acquired  $48,224 of other property and equipment  through notes payable to  financial  institutions.  We also  acquired  $182,742 of oil  producing properties in exchange of accounts receivable from a related party. 5. As a result of a financing  agreement with an energy lender, we were required to enter into an oil and gas hedging  agreement  with the lender.  It has been determined  this agreement meets the definition of SFAS 133 "Accounting for
     Derivative  Instruments  and Hedging  Activities" and is accounted for as a derivative instrument.

     We entered into the  agreement,  commencing in May 2000, to hedge a portion of our oil and gas sales for the period of May 2000 through April 2004. The agreement  calls for initial volumes of 7,900 barrels of oil and 52,400 Mcf of gas per month,  declining monthly  thereafter.  We entered into a second agreement with the energy lender,  commencing  September  2001, to hedge an additional  portion of our oil and gas sales for the  periods of  September
     2001  through  July  2004  and  September   2001  through   December  2003,
     respectively.  The agreement calls for initial volumes of 15,000 barrels of oil and 50,000 Mmbtu of gas per month,  declining monthly thereafter.  As a result of these agreements, we realized a reduction in revenues of $376,270 for the three-month period ended March 31, 2004 and a reduction in revenues of $550,378  for the  three-month  period  ended March 31,  2003,  which is included in oil and gas sales.

     The estimated  change in fair value of the derivatives is reported in Other
     Income and Expense as unrealized (gain) loss on derivative instruments. The estimated  fair value of the  derivatives  is reported in Other  Assets (or
     Other Liabilities) as derivative instruments.

6.   Stock  Based  Compensation  In October  1995,  SFAS No. 123,  "Stock  Based
     Compensation,"  (SFAS 123) was  issued.  This  statement  requires  that we choose  between two different  methods of accounting  for stock options and warrants. The statement defines a fair-value-based method of accounting for stock  options  and  warrants  but allows an entity to  continue to measure compensation  cost for stock  options  and  warrants  using the  accounting prescribed by APB Opinion No. 25 (APB 25),  "Accounting for Stock Issued to
     Employees." Use of the APB 25 accounting  method results in no compensation cost being  recognized  if options are granted at an exercise  price at the current  market value of the stock or higher.  We will  continue to use the intrinsic  value  method  under APB 25 but are required by SFAS 123 to make pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair value  method had been  applied in our 2004 and 2003  financial statements.

     There  were  no  options  or  warrants   issued  as  stock-based   employee
     compensation in the three month period ended March 31, 2004 and 2003.

7.   As shown in the financial  statements,  we had a working capital deficiency of $43,066,002 at March 31, 2004 and $42,876,963 at December 31, 2003. This
     and other conditions raise  substantial doubt about our ability to continue as a going concern.

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

     3.   Well  servicing  revenues that are earnings from the operation of well servicing  equipment  under  contract to other  operators.  During the period ended March 31, 2004,  we worked only for our own account.  The following is a discussion  of our  consolidated  financial  condition, results of operations,  financial condition and capital resources. You should  read this  discussion  in  conjunction  with our  Consolidated
          Financial Statements and the Notes thereto contained elsewhere herein.
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

Three-Month  Period  Ended March 31, 2004  compared to Three Month  Period Ended
March 31, 2003.

Revenues

     Oil and Gas Sales.  Revenues from the sale of crude oil and natural gas for the first quarter  decreased 22% from  $3,204,900 in 2003 to $2,500,600 in 2004.
This was due to a decrease in oil and natural gas sales volumes. The lower sales volumes were due to (1) the natural  decline in  production  from our Gulf Coast fields;  (2) the  temporary  shut-in of some natural gas wells in the Grand Lake and  Madisonville  Fields,  as a result of gas  compressor  and  sales  pipeline maintenance and operational  changes;  and (3) the  non-availability  of capital funds needed to restore  production in certain wells with  down-hole  mechanical problems.

     Operating  Overhead  and  Other  Income.  Revenues  from  these  activities decreased  17% from  $45,700  in 2003 to  38,100  in 2004,  due  primarily  to a decrease  in sales  volumes  in fields  where we  transport  for  other  working interest owners..

Costs and Expenses

     Lease  Operating  Expenses.  Lease  operating  expenses  decreased  4% from
$1,369,900 in 2003 to $1,314,300 in 2004.

     Depreciation, Depletion and Amortization (DD and A). DD and A decreased 27%
from $603,900 in 2003 to $439,200 in 2004 due to lower sales volumes.

     General  and  Administrative  (G  and  A)  Expenses.  Our G and A  expenses decreased 3% from $414,000 in 2003 to 401,200 in 2004.

     Interest  Expense.  Interest expense increased 21% from $760,900 in 2003 to
920,200 in 2004,  primarily due to penalty  interest charged in January 2004, by our largest debt holder..

Financial Condition and Capital Resources
-----------------------------------------

     At March 31, 2004, our current  liabilities  exceeded our current assets by
$43,066,002.  We had a loss available to common shareholders of $303,003 for the quarter compared to an income of $120,659 for the period in 2003.

     During the first quarter of 2004,  our sales volumes were 45,184 barrels of crude oil and 253,756 Mcf of natural gas compared to 61,209 barrels of crude oil and 317,547 Mcf of natural gas in the first  quarter of 2003.  Revenue for crude oil sales for the quarter was  $1,263,863 in 2004 compared to $1,501,723 in 2003 and for natural gas sales was $1,236,777 in 2004 compared to $1,703,140 in 2003.

     In a  subsequent  event on April 27,  2004,  we  completed  an  $18,000,000 financing  package  with a new  energy  lender.  We used  $15,700,000  to retire existing debt of  $27,584,145,  resulting in forgiveness of debt of $11,884,145.
This taxable gain will be  completely  offset by available  net  operating  loss carryforwards.  The term of the note is eighteen months and it bears interest at the prime rate plus 11%.  This rate  increases  by .75% per month  beginning  in month ten.  We paid the new lender  $1,180,000  in cash fees and also issued the new lender  warrants  to  purchase  2,035,621  shares of our common  stock at an exercise  price of $.01 per share,  expiring in five  years.  The  warrants  are subject to demand registration and anti-dilution provisions.
                                       10

     Simultaneously,   our  wholly-owned  subsidiary,  GulfWest  Oil  &  Gas
Company,  completed  the  initial  phase of a private  offering  of its Series A
Preferred  Stock for  $3,900,000.  The Series A Preferred  Stock is exchangeable four our Common Stock based on a liquidation value of $500 per share of Series A
Preferred  Stock divided by $.35 per share of our Common Stock. As part of a fee and  commission,  we  issued  $500,000  of the  Series  A  Preferred  Stock to a financial  advisor.  One of our  directors  acquired  $1,500,000 of the Series A
Preferred Stock.

     Pursuant to an agreement  with a financial  advisor who provided  access to the lender and raised $1,900,000 of the Series A preferred stock, we paid a cash commission of $400,000, in addition to the $500,000 issued in Series A Preferred
Stock.  The advisors  contends that additional fees are due, however we disagree and, at this time, do not know what the outcome of the disagreement will be.

     Of the $21,400,000  total cash raised,  we used $15,700,000 to pay existing debt and $1,580,000 to pay fees and commissions,  leaving  $4,120,000  available for capital expenditures and working capital.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

     The following  market rate  disclosures  should be read in conjunction with the  quantitative  disclosures  about  market risk  contained in our 2003 annual report on Form 10-K, as well as with the consolidated  financial  statements and notes thereto included in this quarterly report on Form 10-Q.

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
At March 31, 2004, we carried variable rate debt of $38,577,592.  Assuming a one percentage  point change at March 31, 2004 on our variable rate debt, the annual pretax income would change by $385,776.

Commodity Price Risk

     We hedge a portion of price risks  associated  with our oil and natural gas sales which are  classified  as  derivative  instruments.  As of March 31, 2004, these  derivative  instruments'  liabilities  had a fair  value of  $303,620.  A hypothetical  change in oil and gas  prices  could have an effect on oil and gas futures  prices,  which are used to  estimate  the fair value of our  derivative instrument.  However, it is not practicable to estimate the resultant change, if any, in the fair value of our derivative instrument.

ITEM 4.  PROCEDURES AND CONTROLS
-------  -----------------------

     As of September 30, 2003, an evaluation was performed under the supervision and  with  the  participation  of our  management,  including  the CEO and  Vice
President of Finance,  of the  effectiveness  of the design and operation of our disclosure  controls and procedures.  Based on that evaluation,  our management, including the CEO and Vice  President of Finance,  concluded that our disclosure
                                       11

controls and procedures were effective as of March 31, 2004.  There have been no significant  changes in our  internal  controls or in other  factors  that could significantly affect internal controls subsequent to March 31, 2004.

PART II.  OTHER INFORMATION
-------   -----------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

     No matter was submitted to a vote of our security  holders during the first quarter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
-------  ---------------------------------

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

     (b)  Form 8-K - None.

                                   SIGNATURES

Pursuant to the requirements of Securities  Exchange Act of 1934, the registrant has duly  caused  this  report  to be signed  on its  behalf by the  undersigned thereunto duly authorized.

                                                     GULFWEST ENERGY INC.
                                                        (Registrant)

Date:  May 13, 2004                      By: /s/ Thomas R. Kaetzer
                                         ---------------------------------
                                         Thomas R. Kaetzer
                                         President

Date:  May 13, 2004                      By: /s/ Jim C. Bigham
                                         ---------------------------------
                                         Jim C. Bigham
                                         Executive Vice President and Secretary

Date:  May 13, 2004                      By: /s/ Richard L. Creel
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

         Date:  May 13, 2004

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

         Date:  May 13, 2004

                                            /s/  Richard L. Creel
                                            -----------------------------------
                                            Richard L. Creel
                                            Vice President of Finance

                                       ii

May 13, 2004

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Re:  Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002

In  connection  with the  accompanying  report on Form 10-Q for the period ended
March 31, 2004 and filed with the Securities and Exchange Commission on the date hereof (the  "Report"),  We,  Thomas R.  Kaetzer,  President and CEO of GulfWest
Energy Inc. (the "Company"),  and Richard L. Creel, Vice President of Finance of
the Company hereby certify that:

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