Form 10-Q
period 2004-06-30
GULFWEST ENERGY INC
filed 2004-08-13
CIK 813779

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

                                  YES X   NO
                                     ---     ---

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, August 12, 2004, was 18,492,541 shares of Class A Common Stock, $.001 par value.


                              GULFWEST ENERGY INC.

                         FORM 10-Q FOR THE QUARTER ENDED
                                  JUNE 30, 2004


                                                                                     Page of
                                                                                    Form 10-Q
                                                                                    ---------
Part I:  Financial Statements
Item 1.           Financial Statements
                    Consolidated Balance Sheets, June 30, 2004
                       and December 31, 2003                                                3
                    Consolidated Statements of Operations-for the three
                       months and six months ended June 30, 2004, and 2003                  5
                    Consolidated Statements of Cash Flows-for the six
                       months ended June 30, 2004, and 2003                                 6
                  Notes to Consolidated Financial Statements                                7

Item 2.           Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                                          10

Item 3.           Quantitative and Qualitative Disclosures about Market Risk               12

Item 4.           Controls and Procedures                                                  13

Part II:          Other Information

Item 4.           Submission of Matters to a Vote of Security Holders                      13

Item 6.           Exhibits and Reports on 8-K                                              13

Signatures                                                                                 14



                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
------------------------------

                                                         GULFWEST ENERGY INC.
                                                      CONSOLIDATED BALANCE SHEETS
                                                  JUNE 30, 2004 AND DECEMBER 31, 2003

                                                                ASSETS

                                                                                              June 30,     December 31,
                                                                                                2004          2003
                                                                                             (Unaudited)     (Audited)
                                                                                           --------------- -------------

CURRENT ASSETS:
  Cash and cash equivalents                                                                      $782,463      $483,618
  Accounts Receivable - trade, net of allowance for
    doubtful accounts of -0- in 2004 and 2003                                                   1,549,265     1,099,802
  Prepaid expenses                                                                                100,823       159,269
                                                                                           --------------- -------------
          Total current assets                                                                  2,432,551     1,742,689
                                                                                           --------------- -------------

OIL AND GAS PROPERTIES,
  Using the successful efforts method of accounting                                            58,830,871    58,472,886

OTHER PROPERTY AND EQUIPMENT                                                                    2,132,220     2,132,220
  Less accumulated depreciation, depletion
     and amortization                                                                         (10,751,200)  (10,017,931)
                                                                                           --------------- -------------

  Net oil and gas properties, and
     other property and equipment                                                              50,211,891    50,587,175
                                                                                           --------------- -------------

OTHER ASSETS
  Deposits                                                                                         20,142        20,142
  Debt issue cost, net                                                                          2,608,909        78,768
                                                                                           --------------- -------------
          Total other assets                                                                    2,629,051        98,910
                                                                                           --------------- -------------

TOTAL ASSETS                                                                                  $55,273,493   $52,428,774
                                                                                           =============== =============




                                                         GULFWEST ENERGY INC.
                                                      CONSOLIDATED BALANCE SHEETS
                                                  JUNE 30, 2004 AND DECEMBER 31, 2003

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                              June 30,     December 31,
                                                                                                2004           2003
                                                                                            (Unaudited)     (Audited)
                                                                                           -------------- --------------

CURRENT LIABILITIES
  Notes payable                                                                              $ 4,686,568    $ 8,182,165
  Notes payable - related parties                                                              2,140,000      1,465,000
  Current portion of long-term debt                                                              635,946     29,396,092
  Current portion of long-term debt - related parties                                            119,847        130,152
  Accounts payable - trade                                                                     3,484,438      5,002,675
  Accrued expenses                                                                               684,701        443,568
                                                                                           -------------- --------------
          Total current liabilities                                                           11,751,500     44,619,652
                                                                                           -------------- --------------

NONCURRENT LIABILITIES
  Long-term debt, net of current portion                                                      21,187,404         35,801
  Asset retirement obligations                                                                 1,397,922      1,357,206
                                                                                           -------------- --------------
          Total noncurrent liabilities                                                        22,585,326      1,393,007
                                                                                           -------------- --------------

OTHER LIABILITIES
Derivative instruments                                                                         1,150,402        591,467
                                                                                           -------------- --------------

Total Liabilities                                                                             35,487,228     46,604,126
                                                                                           -------------- --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock                                                                                    270            190
  Common stock                                                                                    18,493         18,493
  Additional paid-in capital                                                                  34,093,242     29,283,692
  Retained deficit                                                                           (14,325,740)   (23,477,727)
                                                                                           -------------- --------------
          Total stockholders' equity                                                          19,786,265      5,824,648
                                                                                           -------------- --------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                                         $55,273,493   $ 52,428,774
                                                                                           ============== ==============

The Notes to Consolidated Financial Statements are an integral part of these statements.



                                                         GULFWEST ENERGY INC.
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                               FOR THE THREE MONTHS AND SIX MONTHS ENDED
                                                        JUNE 30, 2004 AND 2003
                                                              (UNAUDITED)

                                                                             Three Months              Six Months
                                                                            Ended June 30,           Ended June 30,
                                                                         2004         2003         2004         2003
                                                                       ----------- ------------ ----------- ------------

OPERATING REVENUES
  Oil and gas sales                                                    $2,494,347   $2,770,156  $4,994,987   $5,975,019
  Operating overhead and other income                                      40,919       19,968      79,008       65,708
                                                                       ----------- ------------ ----------- ------------
         Total operating revenues                                       2,535,266    2,790,124   5,073,995    6,040,727
                                                                       ----------- ------------ ----------- ------------

OPERATING EXPENSES
  Lease operating expenses                                              1,284,972    1,392,440   2,599,256    2,762,375
  Depreciation, depletion and amortization                                437,043      570,665     876,245    1,174,609
  Accretion expense                                                        20,358                   40,716
  General and administrative                                              472,441      420,443     873,633      834,484
                                                                       ----------- ------------ ----------- ------------
          Total operating expenses                                      2,214,814    2,383,548   4,389,850    4,771,468
                                                                       ----------- ------------ ----------- ------------

INCOME FROM OPERATIONS                                                    320,452      406,576     684,145    1,269,259
                                                                       ----------- ------------ ----------- ------------

OTHER INCOME AND EXPENSE
  Interest expense                                                     (1,014,609)    (811,770) (1,934,777)  (1,572,650)
  Other financing costs                                                  (369,270)  (1,000,000)   (369,270)  (1,000,000)
  Loss on sale of assets                                                 (226,809)                (226,809)
  Unrealized gain (loss) on derivative instruments                       (846,782)     173,311    (558,935)     192,167
  Abandoned property                                                     (326,512)                (326,512)
  Forgiveness of debt                                                  11,884,145               11,884,145
                                                                       ----------- ------------ ----------- ------------
       Total other income and expense                                   9,100,163   (1,638,459)  8,467,842   (2,380,483)
                                                                       ----------- ------------ ----------- ------------

INCOME (LOSS) BEFORE INCOME TAXES                                       9,420,615   (1,231,883)  9,151,987   (1,111,224)

INCOME TAXES
                                                                       ----------- ------------ ----------- ------------

NET INCOME (LOSS)                                                       9,420,615   (1,231,883)  9,151,987   (1,111,224)

DIVIDENDS ON PREFERRED STOCK (Paid 2004 - 0 ; 2003 - 0)                    97,334                  131,709
                                                                       ----------- ------------ ----------- ------------

NET INCOME (LOSS) AVAILABLE TO
  COMMON SHAREHOLDERS                                                  $9,323,281  $(1,231,883) $9,020,278  $(1,111,224)
                                                                       =========== ============ =========== ============

NET INCOME (LOSS) PER COMMON SHARE, BASIC                                   $ .50       $ (.07)      $ .49       $ (.06)
                                                                       =========== ============ =========== ============
  DILUTED                                                                    $.29        $(.07)       $.34        $(.06)
                                                                       =========== ============ =========== ============

The Notes to Consolidated Financial Statements are an integral part of these statements.


                                                         GULFWEST ENERGY INC.
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                                           (UNAUDITED 2004)




                                                                                                  2004         2003
                                                                                               ------------ ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                             $9,151,987  $(1,111,224)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
          Depreciation, depletion, and amortization                                                876,245    1,174,609
          Accretion expense                                                                         40,716
          Discount on note payable                                                                 107,177
          Common stock warrants issued and charged to earnings                                                   25,500
          Other financing costs                                                                               1,000,000
          Notes payable issued and charged to earnings                                              61,046
          Loss on sale of assets                                                                   226,809
          Abandoned property                                                                       326,512
          Unrealized (gain) loss on derivative instruments                                         558,935     (192,167)
          Forgiveness of debt                                                                  (11,884,145)
          (Increase) decrease in accounts receivable - trade, net                                 (449,463)     (63,534)
          (Increase) decrease in prepaid expenses                                                   58,446      (36,664)
          Increase (decrease) in accounts payable and accrued expenses                          (1,098,150)      74,894
                                                                                               ------------ ------------
               Net cash provided by (used in) operating activities                              (2,023,885)     871,414
                                                                                               ------------ ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of property and equipment                                                      (975,513)    (691,497)
                                                                                               ------------ ------------
               Net cash used in investing activities                                              (975,513)    (691,497)
                                                                                               ------------ ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds on sale of preferred stock, net                                               3,393,601
          Payments on debt                                                                     (17,176,706)    (526,459)
          Proceeds from debt issuance                                                           18,830,258      300,000
          Debt issue cost                                                                       (1,748,910)
                                                                                               ------------ ------------
               Net cash provided by (used) in financing activities                               3,298,243     (226,459)
                                                                                               ------------ ------------

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  298,845      (46,542)

CASH AND CASH EQUIVALENTS, beginning of period                                                     483,618      687,694
                                                                                               ------------ ------------

CASH AND CASH EQUIVALENTS, end of period                                                          $782,463     $641,152
                                                                                               ============ ============

CASH PAID FOR INTEREST                                                                          $1,506,352   $1,491,948
                                                                                               ============ ============
The Notes to Consolidated Financial Statements are an integral part of these statements.

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

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

4.   Non-cash Investing and Financing

     During the six month period ended June 30, 2004 we issued a note payable for $600,000 in exchange for an account payable for $538,954 and $61,046 of interest expense was recorded. Also, as a result of refinancing debt we issued common stock warrants valued at $916,029 which were recorded as a note discount, issued $500,000 of preferred stock of a wholly owned subsidiary as a commission to a financial advisor, recorded a $360,000 payable for a loan termination fee and had $11,884,145 in debt forgiven by the prior lender.

     During the six month period ended June 30, 2003, we applied $17,300 in deposits and added $176,324 in accrued interest to notes payable. Also during the quarter, $1,000,000 in preferred stock was issued to an energy lender as required by an agreement that expired on May 29, 2003.

5. As a result of financing agreements with energy lenders, we were required to enter into oil and gas hedging agreements. It has been determined these agreements meet the definition of SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" and are accounted for as derivative instruments.

     We entered into an agreement, commencing in May 2000, to hedge a portion of our oil and gas sales for the period of May 2000 through April
     2004. The agreement calls for initial volumes of 7,900 barrels of oil and 52,400 Mcf of gas per month, declining monthly thereafter. We entered into an additional agreement with the energy lender, commencing September 2001, to hedge an additional portion of our oil and gas sales for the periods of September 2001 through July 2004 and September 2001 through December 2003, respectively. The agreement calls for the initial volumes of 15,000 barrels of oil and 50,000
     Mmbtu of gas per month, declining monthly thereafter. These agreements were terminated in April 2004 with the refinancing of the related debt. We entered into a second agreement, as a result of refinancing the debt, commencing May 2004, to hedge a portion of our oil and gas sales for the period of May 2004 through October 2005. The agreement calls for 10,000 barrels of oil and 60,000 Mmbtu of gas per month. As a result of these agreements, we realized a decrease in revenues of $702,648 for the six month period ended June 30, 2004 and a decrease in revenues of $884,045 for the six month period ended June 30, 2003, which is included in oil and gas sales.

     The estimated change in fair value of the derivatives is reported in Other Income and Expense as unrealized (gain) loss on derivative instruments. The estimated fair value of the derivatives is reported in Other Assets (or Other Liabilities) as derivative instruments.

6.   Stock Based Compensation

     In October 1995, SFAS No. 123, "Stock Based Compensation," (SFAS 123) was issued. This statement requires that we choose between two different methods of accounting for stock options and warrants. The statement defines a fair-value-based method of accounting for stock options and warrants but allows an entity to continue to measure compensation cost for stock options and warrants using the accounting prescribed by APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees."
     Use of the APB 25 accounting method results in no compensation cost being recognized if options are granted at an exercise price at the current market value of the stock or higher. We will continue to use the intrinsic value method under APB 25 but are required by SFAS 123 to make pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair value method had been applied in its 2004 and 2003 financial statements.

     If we had used the fair value method required by SFAS 123, our net loss and per share information would approximate the following amounts:

Three months                                                                   2004                      2003
------------                                                          --------------------    --------------------------
                                                                       As Reported  Proforma    As Reported     Proforma
SFAS 123
compensation cost                                                      $           $    5,250  $            $     7,350
APB 25
compensation cost                                                      $           $           $            $
Net income (loss)                                                      $9,323,281  $9,318,031  $(1,231,883) $(1,239,233)
Income (loss) per
common share
   Basic                                                               $      .50  $      .50  $      (.07) $      (.07)
   Diluted                                                             $      .29  $      .29  $      (.07) $      (.07)

Six months                                                                    2004                      2003
------------                                                          --------------------    --------------------------
                                                                       As Reported  Proforma    As Reported     Proforma
SFAS 123
compensation cost                                                      $            $   5,250   $            $     7,350
APB 25
compensation cost                                                      $            $           $            $
Net income (loss)                                                      $9,020,278  $9,015,028   $(1,111,224) $(1,118,574)
Income (loss) per
common share
    Basic                                                              $      .49   $     .49   $     (.06)  $      (.06)
    Diluted                                                            $      .34   $     .34   $     (.06)  $      (.06)

7. As shown in the financial statements, we had a working capital deficiency of $9,318,949 at June 30, 2004 and $ 42,876,963 for the year ended December 31, 2003. This and other conditions raise substantial doubt about our ability to continue as a going concern.

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

Three-Month Period Ended June 30, 2004 compared to Three Month Period Ended June 30, 2003.

Revenues

     Oil and Gas Sales. Revenues from the sale of crude oil and natural gas for the quarter decreased 10% from $2,770,200 in 2003 to $ 2,494,300 in 2004. This was due to a decrease in sales volumes, partially offset by an increase in oil and gas prices.

     Operating Overhead and Other Income. Revenues from these activities increased 105% from $20,000 in 2003 to $ 40,900 in 2004. This was due to fluctuation in prices of natural gas in our imbalance accounts.

Costs and Expenses

     Lease Operating Expenses. Lease operating expenses decreased 8% from $1,392,400 in 2003 to $1,285,000 in 2004, due to decreased field activities.

     Depreciation, Depletion and Amortization (DD and A). DD and A decreased 23% from $570,700 in 2003 to $437,000 in 2004. This was due to a decrease in sales volumes.

     General and Administrative (G and A) Expenses. G and A expenses increased 12% for the period from $420,400 in 2003 to $ 472,400 in 2004. This was mainly due to increased expenses related to our refinancing activities.

     Interest Expense. Interest expense increased 25% from $811,800 in 2003 to $1,014,600 in 2004, primarily due to increased interest rates resulting from the refinancing of the major component of our debt even though the amount of our debt decreased.

Six-Month Period Ended June 30, 2004 compared to Six-Month Period Ended June 30, 2003.

Revenues

     Oil and Gas Sales. Revenues from the sale of crude oil and natural gas for the period decreased 16% from $5,975,000 in 2003 to $4,995,000 in 2004. This was due to a decrease in sales volumes, partially offset by an increase in oil and gas prices.

     Operating Overhead and Other Income. Revenues from these activities increased 20% from $65,700 in 2003 to $79,000 in 2004. This was due to fluctuation in prices of natural gas in our imbalance accounts.

Costs and Expenses

     Lease Operating Expenses. Lease operating expenses decreased 6% from $2,762,400 in 2003 to $2,599,300 in 2004, due to decreased field activity.

     Depreciation, Depletion and Amortization (DD and A). DD and A decreased 25% from $1,174,600 in 2003 to $876,200 in 2004. This was due to a decrease in sales volumes.

     General and Administrative (G and A) Expenses. G and A expenses increased 5% for the period from $834,500 in 2003 to $873,600 in 2004. This was mainly due to increased expenses related to our refinancing activities.

     Interest Expense. Interest expense increased 23% from $1,572,600 in 2003 to $1,934,800 in 2004.This was due to increased interest rates resulting from the refinancing of the major component of our debt, even though the amount of the debt decreased, and penalty interest changed by the previous lender.

Financial Condition and Capital Resources
-----------------------------------------

     At June 30, 2004, our current liabilities exceeded our current assets by $9,318,949. We had a net income available to common shareholders of $9,323,281 for the quarter compared to a loss of $1,231,883 for the period in 2003.

     During the second quarter of 2004, we sold 41,613 barrels of crude oil and 230,247 Mcf of natural gas compared to 59,414 barrels of crude oil and 307,238 Mcf of natural gas in the second quarter of 2003. Revenue for crude oil sales for the quarter was $1,265,285 in 2004 compared to $1,397,770 in 2003 and for natural gas sales was $1,229,062 in 2004 compared to $1,372,386 in 2003.

     On April 27, 2004, in our wholly-owned subsidiary, GulfWest Oil and Gas Company, we completed an $18,000,000 financing package with a new energy lender. We used $15,700,000 to retire existing debt of $27,584,145, resulting in forgiveness of debt of $11,884,145. This taxable gain will be completely offset by available net operating loss carryforwards. The term of the note is eighteen months and it bears interest at the prime rate plus 11%. This rate increases by ..75% per month beginning in month ten. We paid the new lender $1,180,000 in cash fees and also issued the new lender warrants to purchase 2,035,621 shares of our common stock at an exercise price of $.01 per share, expiring in five years. The warrants are subject to demand registration and anti-dilution provisions.

     Simultaneously, our wholly-owned subsidiary, GulfWest Oil & Gas Company, completed the initial phase of a private offering of its Series A Preferred Stock for $4,000,000. The Series A Preferred Stock is exchangeable for our Common Stock based on a liquidation value of $500 per share of Series A Preferred Stock divided by $.35 per share of our Common Stock. As part of a fee and commission, we issued $500,000 of the Series A Preferred Stock to a financial advisor. One of our directors acquired $1,500,000 of the Series A Preferred Stock.

     Of the $21,500,000 total cash raised, we used $15,700,000 to pay existing debt and $1,580,000 to pay fees and commissions, leaving $4,220,000 available for capital expenditures and working capital.

     As of August 11, 2004 we have incurred $2,613,687 in loan fees. This includes lender fees of $1,180,000, financial advisor fees of $1,150,000, which includes the $500,000 of Series A Preferred Stock, and $283,687 for other professional fees. These costs are being amortized over the term of the loan and are included in other financing costs.

In addition we issued the lender warrants valued at $916,029. The value of the warrants is recorded as a note discount and is being expensed over the term of the loan and included in interest expense. Also, the lender charges a quarterly administrative fee of $25,000 and is due a $360,000 fee upon termination of the loan. The termination fee is being amortized over the term of the loan. These additional costs are included in other financing costs.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

     The following market rate disclosures should be read in conjunction with the quantitative disclosures about market risk contained in the Company's 2003 annual report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

     All of our financial instruments are for purposes other than trading. We only enter derivative financial instruments in conjunction with its oil and gas hedging activities.

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

Interest Rate Risk

     We are exposed to interest rate risk on debt with variable interest rates. At June 30, 2004, we carried variable rate debt of $28,375,455. Assuming a one percentage point change at June 30, 2004 on our Company's variable rate debt, the annual pretax income would change by $283,755.

Commodity Price Risk

     We hedge a portion of its price risks associated with its oil and natural gas sales which are classified as derivative instruments. As of June 30, 2004, these derivative instruments' liabilities had a fair value of $1,150,402. A hypothetical change in oil and gas prices could have an effect on oil and gas futures prices, which are used to estimate the fair value of our derivative instrument. However, it is not practicable to estimate the resultant change, in any, in the fair value of our derivative instrument.

ITEM 4.  CONTROLS AND PROCEDURES
-------  -----------------------

     As of September 30, 2003, an evaluation was performed under the supervision and with the participation of our management, including the CEO and Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and Vice President of Finance, concluded that our disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2004.


                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

         No matter was submitted to a vote of our security holders during the second quarter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
-------  ---------------------------------

         (a)      Exhibits -

                       Number       Description
                       ------       -----------

                         *3.1       Articles of Incorporation of the Registrant
                                    and Amendments thereto.
                        **3.2       Amendment to the Articles of  Incorporation
                                    of the Registrant  changing the name of the
                                    Registrant to  "GulfWest  Energy  Inc.",
                                    approved  by the  Shareholders  on May 18,
                                    2001 and filed  with the Secretary of Texas
                                    on May 21, 2001.
                       ***3.3       Amendment to the Company's  Articles of
                                    Incorporation  to increase the number of
                                    shares of Class A Common Stock that the
                                    Company will have authority to issue from
                                    20,000,000 to 40,000,000 shares, approved
                                    by the  Shareholders on November 19, 1999
                                    and filed with the Secretary of State of
                                    Texas on December 3, 1999.
                         *3.4       Bylaws of the Registrant.
                       **10.1       GulfWest Oil Company 1994 Stock Option and
                                    Compensation  Plan, amended and restated as
                                    of April 1, 2001, and approved by the
                                    shareholders on May 18, 2001.
                         31.1       Certification  of Chief  Executive  Officer
                                    pursuant to Exchange  rule  13a-14(a)  as
                                    adopted  pursuant to Section 302 of the
                                    Sarbanes-Oxley Act of 2002; filed herewith.
                         31.2       Certification  of Chief  Financial  Officer
                                    pursuant to Exchange  rule  13a-14(a)  as
                                    adopted  pursuant to Section 302 of the
                                    Sarbanes-Oxley Act of 2002; filed herewith.
                           32       Certification pursuant to 18. U.S.C Section
                                    1350 pursuant to Section 906 of the
                                    Sarbanes-Oxley Act of 2002; filed herewith.
                  _______________

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

(b)      Reports on Form 8-K-

               On May 10, 2004 we filed a report on form 8-K announcing the closing on April 29, 2004 of a $22 million financial transaction, which included $18 million of debt with Petrobridge Investment Management LLC ("Petrobridge") and the completion of an initial $4 million of equity from a private offering of cumulative exchangeable preferred stock of our wholly-owned subsidiary, GulfWest Oil and Gas Company ("GWOG") designated Series A ("The "Series A")



                                   SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    GULFWEST ENERGY INC.
                                       (Registrant)



Date:  August 13, 2004              By: /s/ John E. Loehr
                                        ------------------
                                        John E. Loehr
                                        Chief Executive Officer

Date:  August 13, 2004              By: /s/ Jim C. Bigham
                                        -----------------
                                        Jim C. Bigham
                                        Executive Vice President and Secretary

Date:  August 13, 2004              By: /s/ Richard L. Creel
                                        --------------------
                                        Richard L. Creel
                                        Vice President of Finance