Form 10-Q
period 2004-09-30
GULFWEST ENERGY INC
filed 2004-11-12
CIK 813779

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, November 10, 2004, was 18,593,969 shares of Class A Common Stock, $.001 par value.

                              GULFWEST ENERGY INC.

                         FORM 10-Q FOR THE QUARTER ENDED
                               SEPTEMBER 30, 2004



                                                                                          Page of
                                                                                         Form 10-Q
                                                                                         ---------
Part I:           Financial Information

Item 1.           Financial Statements
                  Consolidated Balance Sheets, September 30, 2004
                   and December 31, 2003                                                         3
                  Consolidated Statements of Operations for the three months
                    and nine months ended September 30, 2004 and 2003                            5
                  Consolidated Statements of Cash Flows for the nine
                    months ended September 30, 2004 and 2003                                     6
                  Notes to Consolidated Financial Statements                                     7

Item 2.           Management's Discussion and Analysis
                    of Financial Condition and Results of Operations                            10

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                    13

Item 4.           Procedures and Controls                                                       13

Part II:          Other Information

Item 4.           Submission of Matters to a Vote of Security Holders                           14

Item 6.           Exhibits and Reports on 8-K                                                   15

Signatures                                                                                      16



                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
-------  ---------------------

                              GULFWEST ENERGY INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003


                                     ASSETS

                                                                                              September 30,  December 31,
                                                                                                   2004         2003
                                                                                               (Unaudited)   (Audited)
                                                                                               ------------ ------------

CURRENT ASSETS:
  Cash and cash equivalents                                                                       $991,555     $483,618
  Accounts Receivable - trade, net of allowance for
     doubtful accounts of -0- in 2004 and 2003                                                   1,445,879    1,099,802
  Prepaid expenses                                                                                 244,684      159,269
                                                                                               ------------ ------------
          Total current assets                                                                   2,682,118    1,742,689
                                                                                               ------------ ------------

OIL AND GAS PROPERTIES
  Using the successful efforts method of accounting                                             55,960,490   58,472,886

OTHER PROPERTY AND EQUIPMENT                                                                     1,828,769    2,132,220
  Less accumulated depreciation, depletion
     and amortization                                                                           (9,452,293) (10,017,931)
                                                                                               ------------ ------------

  Net oil and gas properties, and
     other property and equipment                                                               48,336,966   50,587,175
                                                                                               ------------ ------------

OTHER ASSETS:
  Deposits                                                                                          20,142       20,142
  Debt issue cost, net                                                                           2,124,289       78,768
                                                                                               ------------ ------------
          Total other assets                                                                     2,144,431       98,910
                                                                                               ------------ ------------

TOTAL ASSETS                                                                                   $53,163,515  $52,428,774
                                                                                               ============ ============

The Notes to Consolidated Financial Statements are an integral part of these statements.


                              GULFWEST ENERGY INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                              September 30,   December 31,
                                                                                                   2004         2003
                                                                                               ------------ ------------
                                                                                               (Unaudited)   (Audited)
                                                                                               ------------ ------------

CURRENT LIABILITIES
  Notes payable                                                                                 $5,106,568   $8,182,165
  Notes payable - related parties                                                                2,140,000    1,465,000
  Current portion of long-term debt                                                                686,147   29,396,092
  Current portion of long-term debt - related parties                                              115,284      130,152
  Accounts payable - trade                                                                       4,077,890    5,002,675
  Accrued expenses                                                                                 521,987      443,568
                                                                                               ------------ ------------
          Total current liabilities                                                             12,647,876   44,619,652
                                                                                               ------------ ------------

NONCURRENT LIABILITIES
  Long-term debt, net of current portion                                                        21,374,396       35,801
  Asset retirement obligations                                                                   1,083,036    1,357,206
                                                                                               ------------ ------------
          Total noncurrent liabilities                                                          22,457,432    1,393,007
                                                                                               ------------ ------------

OTHER LIABILITIES
  Derivative instruments                                                                         3,013,131      591,467
                                                                                               ------------ ------------

Total liabilities                                                                               38,118,439   46,604,126
                                                                                               ------------ ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock                                                                                      270          190
  Common stock                                                                                      18,493       18,493
  Additional paid-in capital                                                                    34,063,386   29,283,692
  Retained deficit                                                                             (19,037,073) (23,477,727)
                                                                                               ------------ ------------
          Total stockholders' equity                                                            15,045,076    5,824,648
                                                                                               ------------ ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                                           $53,163,515  $52,428,774
                                                                                               ============ ============

The Notes to Consolidated Financial Statements are an integral part of these statements.


                              GULFWEST ENERGY INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                             Three Months             Nine Months
                                                                         Ended September 30,      Ended September 30,
                                                                           2004        2003        2004         2003
                                                                       ------------ ----------- ----------- ------------

OPERATING REVENUES
  Oil and gas sales                                                     $2,816,386  $2,400,967  $7,811,373   $8,375,986
  Operating overhead and other income                                      (13,440)     35,096      65,568      100,804
                                                                       ------------ ----------- ----------- ------------
          Total Operating Revenues                                       2,802,946   2,436,063   7,876,941    8,476,790
                                                                       ------------ ----------- ----------- ------------

OPERATING EXPENSES
  Lease operating expenses                                               1,149,771   1,434,002   3,749,027    4,196,377
  Depreciation, depletion and amortization                                 526,277     540,312   1,402,522    1,714,921
  Accretion expense                                                         16,287                  57,003
  General and administrative                                               498,189     380,176   1,371,822    1,214,660
                                                                       ------------ ----------- ----------- ------------
          Total Operating Expenses                                       2,190,524   2,354,490   6,580,374    7,125,958
                                                                       ------------ ----------- ----------- ------------

INCOME FROM OPERATIONS                                                     612,422      81,573   1,296,567    1,350,832
                                                                       ------------ ----------- ----------- ------------

OTHER INCOME AND EXPENSE
  Interest expense                                                      (1,036,591)   (756,212) (2,971,368)  (2,328,862)
  Other financing costs                                                   (532,728)               (901,998)  (1,000,000)
  Loss on sale of assets                                                (1,891,707)    (19,848) (2,118,516)     (19,848)
  Unrealized gain (loss) on derivative Instruments                      (1,862,729)    295,030  (2,421,664)     487,197
  Abandoned property                                                                              (326,512)
  Forgiveness of debt                                                                           11,884,145
                                                                       ------------ ----------- ----------- ------------
          Total Other Income and Expense                                (5,323,755)   (481,030)  3,144,087   (2,861,513)
                                                                       ------------ ----------- ----------- ------------

INCOME (LOSS) BEFORE INCOME TAXES                                       (4,711,333)   (399,457)  4,440,654   (1,510,681)

INCOME TAXES
                                                                       ------------ ----------- ----------- ------------

NET INCOME (LOSS)                                                       (4,711,333)   (399,457)  4,440,654   (1,510,681)

DIVIDENDS ON PREFERRED STOCK (Paid 2004 - 0; 2003 - 0)                     124,375                 256,084
                                                                       ------------ ----------- ----------- ------------

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS                     $(4,835,708)  $(399,457) $4,184,570  $(1,510,681)
                                                                       ============ =========== ========================

NET INCOME (LOSS) PER SHARE,
  BASIC                                                                      $(.26)      $(.02)       $.23        $(.08)
                                                                       ============ =========== =========== ============
  DILUTED                                                                    $(.26)      $(.02)       $.14        $(.08)
                                                                       ============ =========== =========== ============

The Notes to Consolidated Financial Statements are an integral part of these statements.


                              GULFWEST ENERGY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                                                   2004         2003
                                                                                               ------------ ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                             $4,440,654  $(1,510,681)
  Adjustments to reconcile net income  to net cash
     provided by operating activities:
          Depreciation, depletion, and amortization                                              1,402,522    1,714,921
          Accretion expense                                                                         57,003
          Debt issue cost expense                                                                  859,498
          Discount on note payable                                                                 261,238
          Common stock warrants issued and charged to operations                                                 25,500
          Other financing costs                                                                               1,000,000
          Notes payable issued and charged to earnings                                              61,046
          Loss on sale of assets                                                                 2,118,516       19,848
          Abandoned property                                                                       326,512
          Unrealized (gain) loss on derivate instruments                                         2,421,664     (487,197)
          Forgiveness of debt                                                                  (11,884,145)
          (Increase) decrease in accounts receivable - trade, net                                  (46,077)      97,612
          (Increase) decrease in prepaid expenses                                                  (85,415)     (70,230)
          Increase (decrease) in accounts payable and accrued expenses                            (667,412)     346,230
                                                                                               ------------ ------------
               Net cash provided by (used in) operating activities                                (734,396)   1,136,003
                                                                                               ------------ ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Sale of property and equipment                                                         1,200,350          561
          Purchase of property and equipment                                                    (3,272,059)    (911,201)
                                                                                               ------------ ------------
               Net cash used in investing activities                                            (2,071,709)    (910,640)
                                                                                               ------------ ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds on sale of preferred stock, net                                               3,363,745
          Payments on debt                                                                     (17,806,173)  (1,441,235)
          Proceeds from debt issuance                                                           19,880,258      823,164
          Debt issue cost                                                                       (2,123,788)
                                                                                               ------------ ------------
               Net cash provided by (used in) financing activities                               3,314,042     (618,071)
                                                                                               ------------ ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                   507,937     (392,708)

CASH AND CASH EQUIVALENTS, beginning of period                                                     483,618      687,694
                                                                                               ------------ ------------

CASH AND CASH EQUIVALENTS, end of period                                                          $991,555     $294,986
                                                                                               ============ ============

CASH PAID FOR INTEREST                                                                          $2,821,404   $2,183,842
                                                                                               ============ ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)


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

4.   Non-cash Investing and Financing

     During the nine month period ended September 30, 2004, we issued a note payable for $600,000 in exchange for an account payable for $538,954 and $61,046 of interest expense was recorded. Also, as a result of refinancing debt we issued common stock warrants valued at $916,029 which were recorded as a note discount, issued $500,000 of preferred stock of a wholly owned subsidiary as a commission to a financial advisor, recorded a $360,000 payable for a loan termination fee and had $11,884,145 in debt forgiven by the prior lender. We also financed field trucks for $78,036,

     During the nine month period ended September 30, 2003, we decreased the current portion of long term debt - related parties by applying
     $17,300 in deposits and reclassified $176,324 from accrued expenses to current portion of long term debt. Also during the period, $1 million in preferred stock was issued to an energy lender as required by an agreement that expired on May 29,2003.

5. As a result of a financing agreement with an energy lender, we were required to enter into an oil and gas hedging agreement with the lender. It has been determined this agreement meets the definition of SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" and is accounted for as a derivative instrument.

     We entered into an agreement, commencing in May 2000, to hedge a portion of our oil and gas sales for the period of May 2000 through April
     2004. The agreement calls for initial volumes of 7,900 barrels of oil and 52,400 Mcf of gas per month, declining monthly thereafter. We entered into an additional agreement with the energy lender, commencing September 2001, to hedge an additional portion of our oil and gas sales for the periods of September 2001 through July 2004 and September 2001 through December 2003, respectively. The agreement calls for the initial volumes of 15,000 barrels of oil and 50,000
     Mmbtu of gas per month, declining monthly thereafter. These agreements were terminated in April 2004 with the refinancing of the related debt. We entered into a second agreement, as a result of refinancing the debt, commencing May 2004, to hedge a portion of our oil and gas sales for the period of May 2004 through October 2005. The agreement calls for 10,000 barrels of oil and 60,000 Mmbtu of gas per month. As a result of these agreements, we realized a decrease in revenues of $1,154,349 for the nine month period ended September 30, 2004 and a decrease in revenues of $1,209,982 for the nine month period ended September 30, 2003, which is included in oil and gas sales.

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

     If we had used the fair value method required by SFAS 123, our net loss and per share information would approximate the following amounts:

         Three months                                   2004                                    2003
         ---------------------------    -------------------------------------   -------------------------------------
                                          As Reported           Proforma           As Reported          Proforma
         SFAS 123 compensation cost     $                   $    420,250        $                    $
         APB 25
         compensation cost              $                   $                   $                    $
         Net income (loss)              $ (4,835,708)       $ (5,255,958)       $    (399,457)       $    (399,457)
         Income (loss) per
         common share,
           Basic                        $       (.26)       $       (.28)       $        (.04)       $        (.04)
           Diluted                      $       (.26)       $       (.28)       $        (.04)       $        (.04)



         Nine months                                   2004                                     2003
         ---------------------------    ------------------------------------    -------------------------------------
                                          As Reported             Proforma       As Reported            Proforma
         SFAS 123
         compensation cost              $                   $    425,500        $                    $       7,350
         APB 25
         compensation cost              $                   $                   $                    $
         Net income (loss)              $  4,184,570        $  3,759,070        $  (1,510,681)       $  (1,518,031)
         Income (loss) per
         common share,
           Basic                        $        .23        $        .20        $        (.08)       $        (.08)
           Diluted                      $        .14        $        .12        $        (.08)       $        (.08)

7. As shown in the financial statements, we had a working capital deficiency of $9,965,758 at September 30, 2004 and $42,876,963 for the year ended December 31, 2003. This and other conditions raise substantial doubt about our ability to continue as a going concern.

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

Three-Month Period Ended September 30, 2004 compared to Three Month Period Ended September 30, 2003.

Revenues

     Oil and Gas Sales. Revenues from the sale of crude oil and natural gas for the quarter increased 17% from $2,401,000 in 2003 to $2,816,400 in 2004 due to higher commodity prices offset by lower production volumes and the sale of two properties in West Texas and one property in Oklahoma. The lower production volumes were due to the natural decline in production from our Gulf Coast fields. We have implemented a development plan which should result in increased production in future quarters.

     Operating Overhead and Other Income. Revenues from these activities decreased from $35,100 in 2003 to $(13,400) in 2004. This was due to fluctuations in prices of natural gas in our imbalance accounts.

Costs and Expenses

     Lease Operating Expenses. Lease operating expenses decreased 20% from $1,434,000 in 2003 to $1,149,800 in 2004 due to lower production volumes and the sale of two properties in West Texas and one property in Oklahoma.

     Depreciation, Depletion and Amortization (DD&A). DD&A decreased 3% from $540,300 in 2003 to $526,300 in 2004, due to lower commodity sales volumes.

     General and Administrative (G&A) Expenses. G&A expenses increased 31% for the period from $380,200 in 2003 to $498,200 in 2004, due to increased costs related to our financing activities.

     Interest Expense. Interest expense increased 37% from $756,200 in 2003 to $1,036,600 in 2004, primarily due to a significant increase in our interest rate following our refinancing.

Nine-Month Period Ended September 30, 2004 compared to Nine-Month Period Ended September 30, 2003.

Revenues

     Oil and Gas Sales. Revenues from the sale of crude oil and natural gas for the period decreased 7% from $8,376,000 in 2003 to $7,811,400 in 2004 due to lower production volumes and the sale of two properties in West Texas and one property in Oklahoma. Our development plan to increase production did not start until May 2004.

     Operating Overhead and Other Income. Revenues from these activities decreased 35% from $100,800 in 2003 to $65,600 in 2004. This was due to fluctuations in prices of natural gas in our imbalance accounts.

Costs and Expenses

     Lease Operating Expenses. Lease operating expenses decreased 11% from $4,196,400 in 2003 to $3,749,000 in 2004 due to lower production volumes and the sale of two properties in West Texas and one property in Oklahoma.

     Depreciation, Depletion and Amortization (DD&A). DD&A decreased 18% from $1,714,900 in 2003 to $1,402,500 in 2004, due to lower commodity sales volumes.

     General and Administrative (G&A) Expenses. G&A expenses increased 13% for the period from $1,214,700 in 2003 to $1,371,800 in 2004, due to increased costs related to our financing activities.

     Interest Expense. Interest expense increased 28% from $2,328,900 in 2003 to $2,971,400 in 2004, due to a significant increase in our interest rate following our refinancing.

Financial Condition and Capital Resources
-----------------------------------------

     At September 30, 2004, our current liabilities exceeded our current assets by $9,965,758. We had a loss of $4,835,708 for the quarter compared to a loss of $399,457 for the period in 2003. The loss for 2004 included a non-cash loss of approximately $1.9 million associated with the change in our estimate of the fair value of our hedge, approximately $1.9 million loss on the sale of assets and approximately $500,000 of amortization of expenses associated with our refinancing.

     During the third quarter of 2004, our sales volumes were 40,733 barrels of crude oil and 272,611 Mcf of natural gas compared to 49,330 barrels of crude oil and 263,561 Mcf of natural gas in the third quarter of 2003. Revenue for crude oil sales for the period was $1,332,744 in 2004 compared to $1,176,604 in 2003 and for natural gas sales was $1,483,642 in 2004 compared to $1,224,363 in 2003.

     During the nine-month period ended September 30, 2004 our sales volumes were 127,530 barrels of oil and 756,614 Mcf of natural gas compared to 169,953 barrels of oil and 908,346 Mcf of natural gas for the period in 2003. Revenue for crude oil sales for the period was $3,861,893 in 2004 compared to $4,076,097 in 2003 and for natural gas sales was $3,949,480 in 2004 compared to $4,299,889 in 2003.

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

     As of September 30, 2004 we have incurred $2,983,787 in loan fees. This includes lender fees of $1,540,000 ($1,180,000 paid in cash and a $360,000 fee due at the termination of the loan), financial advisor fees of $1,150,000, which includes the $500,000 of Series A Preferred Stock, and $293,787 for other professional fees. Also, the lender charges a quarterly administrative fee of $25,000. These costs are being amortized over the term of the loan and are included in other financing costs.

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

Interest Rate Risk

     The Company is exposed to interest rate risk on debt with variable interest rates. At September 30, 2004, the Company carried variable rate debt of $28,885,455. Assuming a one percentage point change at September 30, 2004 on the Company's variable rate debt, the annual pretax income would change by $288,855.

Commodity Price Risk

     The Company hedges a portion of its price risks associated with its oil and natural gas sales which are classified as derivative instruments. As of September 30, 2004, these derivative instruments' liabilities had a fair value of $3,013,131. A hypothetical change in oil and gas prices could have an effect on oil and gas futures prices, which are used to estimate the fair value of our derivative instrument. However, it is not practicable to estimate the resultant change, in any, in the fair value of our derivative instrument.

ITEM 4.  PROCEDURES AND CONTROLS
-------  -----------------------

     As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and Vice President of Finance, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and Vice President of Finance, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2004.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

     The annual meeting of shareholders was held on July 8, 2004 to consider:
Proposal 1 which was the election of five persons to the board of directors of the Company (the "Board"); Proposal 2 which was the approval of the amendment of the Company's Articles of Incorporation to increase the number of shares of Class A Common Stock, par value $.001 per share ("Common Stock") that the Company will have authority to issue from 40,000,000 to 80,000,000 shares; and, to transact such other business as might properly come before the meeting. Of the 18,492,541 outstanding shares of Common Stock, there were present, in person or by proxy, shareholders holding a total of 15,651,898 (84.6%) of the shares.

     Five candidates for director were presented by the Board: J. Virgil Waggoner, Marshall A. Smith III, Thomas R. Kaetzer, John E. Loehr and M. Scott Manolis. Of the 15,651,898 shares of Common Stock present in person or by proxy and entitled to be voted at the meeting, 15,651,650 votes were cast for each of the nominees for director of the Corporation (except for 2,000 votes withheld for Mr. Waggoner, 2,900 votes withheld for Mr. Kaetzer, 2,900 votes withheld for Mr. Loehr and 29,300 votes withheld for Mr. Smith). No votes were cast against the nominees. All five candidates were declared duly and validly elected members of the Board, each to serve until the next annual meeting of shareholders or until his respective successor has been elected and qualified. Following the shareholders' meeting, the Board elected Mr. J. Virgil Waggoner as Chairman of the Board.

     Of the 15,651,898 shares of Common Stock present in person or by proxy and entitled to be voted at the meeting, 15,574,033 votes (99.5%) were cast for Proposal 2, 11,365 votes were cast against and 66,500 votes were cast as abstentions. Proposal 2 passed and was approved.

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

                  32         Certification  pursuant to 18. U.S.C Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; filed herewith.

-----------------------------------
                  *          Previously filed with the  Registrant's  Registration  Statement (on Form S-1, Reg. No.  33-53526),
                             filed with the Commission on October 21, 1992.

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



                                    GULFWEST ENERGY INC.
                                    (Registrant)


Date:  November 10, 2004            by: /s/ Thomas R. Kaetzer
                                        ------------------------------
                                        Thomas R. Kaetzer
                                        President

Date:  November 10, 2004            by: /s/ Jim C. Bigham
                                        -------------------------------
                                        Jim C. Bigham
                                        Executive Vice President and Secretary

Date:  November 10, 2004            By: /s/ Richard L. Creel
                                        -------------------------------
                                        Richard L. Creel
                                        Vice President of Finance