Form 10-Q/A
period 2005-02-25
GULFWEST ENERGY INC
filed 2005-02-25
CIK 813779

FORM 10-Q/A

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        for the transition period from ________ to_______

                         Commission file number 1-12108



                              GULFWEST ENERGY INC.
                              --------------------
             (Exact name of Registrant as specified in its charter)



             Texas                                     87-0444770
  ----------------------------                     -------------------
  (State or other jurisdiction                        (IRS Employer
      of incorporation)                            Identification No.)


               480 North Sam Houston Parkway East
                           Suite 300
                        Houston, Texas                     77060
         ----------------------------------------       ----------
         (Address of principal executive offices)       (zip code)



                                 (281) 820-1919
                                 ---------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES __X__    NO ____

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, November 10, 2004, was 18,593,969 shares of Class A Common Stock, $.001 par value.

                                EXPLANATORY NOTE

         This Quarterly Report on Form 10-Q/A is intended to amend and restate in its entirety the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004, which was filed on November 12, 2004 (the "Original Form 10-Q"), to ensure that the information contained in the report is true, accurate and complete as of the date of the filing of this Amended Quarterly Report on Form 10-Q/A, February 25, 2004. Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A contains the complete text of items 1, 2, 4 and 6 of Part I and items 4 and 6 of Part II, as amended, as well as certain currently dated certifications. Unaffected items have not been repeated in this Amendment No. 1.

         In February 2004, we determined that 281,000 options we issued should have been classified as variable options rather than intrinsic value options. As a result, we accrued $70,250 in additional compensation expense. This amendment reflects the results of the classification in the financial statements and notes thereto. The net effect of these revisions was to decrease total liabilities and stockholders' equity at, or for the quarter ended September 30, 2004 by $70,250 and $70,250, respectively. Such revisions had minimal impact on our consolidated statements of income, cash flows, comprehensive income or changes in stockholders' equity.

         All other information in the report remains as previously filed with the Commission in the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004 and is incorporated by reference herein.

         This amendment does not reflect events occurring after the filing of the Original Form 10-Q, and does not modify or update the disclosures therein in any way other than as required to reflect the amendments as described above and set forth below.

                              GULFWEST ENERGY INC.
                        FORM 10-Q/A FOR THE QUARTER ENDED
                               SEPTEMBER 30, 2004


                                                                      Page of
                                                                    FORM 10-Q/A
Part I:    Financial Information


Item 1.    Financial Statements
           Consolidated Balance Sheets, September 30, 2004
            and December 31, 2003                                        3
           Consolidated Statements of Operations for the three months
             and nine months ended September 30, 2004 and 2003           5
           Consolidated Statements of Cash Flows for the nine
             months ended September 30, 2004 and 2003                    6
           Notes to Consolidated Financial Statements                    7

Item 2.    Management's Discussion and Analysis
             of Financial Condition and Results of Operations           10

Part II:   Other Information

Item 6.    Exhibits and Reports on 8-K                                  14

Signatures                                                              15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                              GULFWEST ENERGY INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003



                                     ASSETS

                                                       September 30,  December 31,
                                                           2004           2003
                                                       (Unaudited)     (Audited)
                                                      --------------  ------------
                                                         (Restated)
CURRENT ASSETS:
  Cash and cash equivalents                           $    991,555    $    483,618
  Accounts Receivable - trade, net of allowance for
     doubtful accounts of -0- in 2004 and 2003           1,445,879
                                                                         1,099,802
  Prepaid expenses                                         244,684         159,269
                                                      ------------    ------------
          Total current assets                           2,682,118       1,742,689
                                                      ------------    ------------
OIL AND GAS PROPERTIES
  Using the successful efforts method of accounting     55,960,490      58,472,886

OTHER PROPERTY AND EQUIPMENT                             1,828,769       2,132,220
  Less accumulated depreciation, depletion
     and amortization                                   (9,452,293)    (10,017,931)
                                                      ------------    ------------
  Net oil and gas properties, and
     other property and equipment                       48,336,966      50,587,175
                                                      ------------    ------------
OTHER ASSETS:
  Deposits                                                  20,142          20,142
  Debt issue cost, net                                   2,124,289          78,768
                                                      ------------    ------------
          Total other assets                             2,144,431          98,910
                                                      ------------    ------------
TOTAL ASSETS                                          $ 53,163,515    $ 52,428,774
                                                      ============    ============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST ENERGY INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                        September 30,    December 31,
                                                            2004            2003
                                                        ------------    ------------
                                                         (Unaudited)      (Audited)
                                                        ------------    ------------
                                                         (Restated)
CURRENT LIABILITIES
  Notes payable                                         $  5,106,568    $  8,182,165
  Notes payable - related parties                          2,140,000       1,465,000
  Current portion of long-term debt                          686,147      29,396,092
  Current portion of long-term debt - related parties        115,284         130,152
  Accounts payable - trade                                 4,077,890       5,002,675
  Accrued expenses                                           592,237         443,568
                                                        ------------    ------------
           Total current liabilities                      12,718,126      44,619,652
                                                        ------------    ------------

NONCURRENT LIABILITIES
  Long-term debt, net of current portion                  21,374,396          35,801
  Asset retirement obligations                             1,083,036       1,357,206
                                                        ------------    ------------
          Total noncurrent liabilities                    22,457,432       1,393,007
                                                        ------------    ------------

OTHER LIABILITIES
  Derivative instruments                                   3,013,131         591,467
                                                        ------------    ------------
Total liabilities                                         38,118,689      46,604,126
                                                        ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock                                                270             190
  Common stock                                                18,493          18,493
  Additional paid-in capital                              34,063,386      29,283,692
  Retained deficit                                       (19,107,323)    (23,477,727)
                                                        ------------    ------------
          Total stockholders' equity                      14,974,826       5,824,648
                                                        ------------    ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                    $ 53,163,515    $ 52,428,774
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

                              GULFWEST ENERGY INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)



                                                                  Three Months                    Nine Months
                                                              Ended September 30,             Ended September 30,
                                                             2004             2003           2004            2003
                                                         -----------     ------------    ------------    ------------
                                                           (Restated)                     (Restated)
OPERATING REVENUES
  Oil and gas sales                                      $  2,816,386    $  2,400,967    $  7,811,373    $  8,375,986
  Operating overhead and other income                         (13,440)         35,096          65,568         100,804
                                                         ------------    ------------    ------------    ------------
          Total Operating Revenues                          2,802,946       2,436,063       7,876,941       8,476,790
                                                         ------------    ------------    ------------    ------------
OPERATING EXPENSES
  Lease operating expenses                                  1,149,771       1,434,002       3,749,027       4,196,377
  Depreciation, depletion and amortization                    526,277         540,312       1,402,522       1,714,921
  Accretion expense                                            16,287                          57,003
  General and administrative                                  568,439         380,176       1,442,072       1,214,660
                                                         ------------    ------------    ------------    ------------
          Total Operating Expenses                          2,260,774       2,354,490       6,650,624       7,125,958
                                                         ------------    ------------    ------------    ------------
INCOME FROM OPERATIONS                                        542,172          81,573       1,226,317       1,350,832
                                                         ------------    ------------    ------------    ------------

OTHER INCOME AND EXPENSE
  Interest expense                                         (1,036,591)       (756,212)     (2,971,368)     (2,328,862)
  Other financing costs                                      (532,728)                       (901,998)     (1,000,000)
  Loss on sale of assets                                   (1,891,707)        (19,848)     (2,118,516)        (19,848)
  Unrealized gain (loss) on derivative Instruments         (1,862,729)        295,030      (2,421,664)        487,197
  Abandoned property                                                                         (326,512)
  Forgiveness of debt                                                                      11,884,145
                                                         ------------    ------------    ------------    ------------
          Total Other Income and Expense                   (5,323,755)       (481,030)      3,144,087      (2,861,513)
                                                         ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES                          (4,781,583)       (399,457)      4,370,404      (1,510,681)

INCOME TAXES                                             ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                          (4,781,583)       (399,457)      4,370,404      (1,510,681)

DIVIDENDS ON PREFERRED STOCK (Paid 2004 - 0; 2003 - 0)        124,375                         256,084
                                                         ------------    ------------    ------------    ------------

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS       $ (4,905,958)   $   (399,457)   $  4,114,320    $ (1,510,681)
                                                         ============    ============    ============    ============
NET INCOME (LOSS) PER SHARE, BASIC                       $       (.27)   $       (.02)   $        .22    $       (.08)
                                                         ============    ============    ============    ============
  DILUTED                                                $       (.27)   $       (.02)   $        .14    $       (.08)
                                                         ============    ============    ============    ============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST ENERGY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)




                                                                             2004             2003
                                                                          -----------     -----------
                                                                          (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                      $  4,370,404    $ (1,510,681)
  Adjustments to reconcile net income  to net cash
     provided by operating activities:
          Depreciation, depletion, and amortization                         1,402,522       1,714,921
          Accretion expense                                                    57,003
          Debt issue cost expense                                             859,498
          Discount on note payable                                            261,238
          Common stock warrants issued and charged to operations                               25,500
          Other financing costs                                                             1,000,000
          Notes payable issued and charged to earnings
                                                                               61,046
          Loss on sale of assets                                            2,118,516          19,848
          Abandoned property                                                  326,512
          Unrealized (gain) loss on derivate instruments                    2,421,664        (487,197)
          Forgiveness of debt                                             (11,884,145)
          (Increase) decrease in accounts receivable - trade, net             (46,077)         97,612
          (Increase) decrease in prepaid expenses                             (85,415)        (70,230)
          Increase (decrease) in accounts payable and accrued expenses       (597,162)        346,230
                                                                         ------------    ------------
               Net cash provided by (used in) operating activities           (734,396)      1,136,003
                                                                         ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Sale of property and equipment                                    1,200,350             561
          Purchase of property and equipment                               (3,272,059)       (911,201)
                                                                         ------------    ------------
               Net cash used in investing activities                       (2,071,709)       (910,640)
                                                                         ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds on sale of preferred stock, net                          3,363,745
          Payments on debt                                                (17,806,173)     (1,441,235)
          Proceeds from debt issuance                                      19,880,258         823,164
          Debt issue cost                                                  (2,123,788)
                                                                         ------------    ------------
               Net cash provided by (used in) financing activities          3,314,042        (618,071)
                                                                         ------------    ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              507,937        (392,708)

CASH AND CASH EQUIVALENTS, beginning of period                                483,618         687,694
                                                                         ------------    ------------
CASH AND CASH EQUIVALENTS, end of period                                 $    991,555    $    294,986
                                                                         ============    ============
CASH PAID FOR INTEREST                                                   $  2,821,404    $  2,183,842
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

         If we had used the fair value method required by SFAS 123, our net loss and per share information would approximate the following amounts:


         Three months                                   2004                                    2003
         ---------------------------    -------------------------------------   -------------------------------------
                                        As Reported         Proforma            As Reported          Proforma
         SFAS 123 compensation cost     $                   $    420,250        $                    $
         APB 25 compensation cost       $                   $                   $                    $
         Net income (loss)              $ (4,905,958)       $ (5,326,208)       $   (399,457)        $   (399,457)
         Income (loss) per
           common share,
           Basic                        $       (.27)       $       (.29)       $       (.04)        $       (.04)
           Diluted                      $       (.27)       $       (.29)       $       (.04)        $       (.04)



         Nine months                                   2004                                     2003
         ---------------------------    ------------------------------------    -------------------------------------
                                        As Reported         Proforma            As Reported          Proforma
         SFAS 123 compensation cost     $                   $    425,500        $                    $      7,350
         APB 25 compensation cost       $                   $                   $                    $
         Net income (loss)              $  4,114,320        $  3,688,820        $ (1,510,681)        $ (1,518,031)
         Income (loss) per
         common share,
           Basic                        $        .22        $        .20        $       (.08)        $       (.08)
           Diluted                      $        .14        $        .12        $       (.08)        $       (.08)


7. In February 2005, we determined that many of the 1,525,000 options we issued on July 15, 2004 were improperly characterized as incentive stock options. In addition 281,000 of these options were improperly expensed as options entitled to fixed accounting treatment rather than as options subject to variable award accounting treatment. In connection with the correction of these errors, we adopted the GulfWest Energy Inc. 2004 Stock Option and Compensation Plan to govern the terms of the options that were granted on July 15, 2004 and obtained the consent of the employees granted such options to the change in their characterization to being non-qualified stock options.

         As a result of the change in the option accounting characterization, we accrued $70,250 in compensation expense. The significant effects of the revisions on our statement of income, cash flows consolidated balance sheet from the amounts previously reported are summarized in the following table:

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Three Months Ended September 30, 2004
                                     ------------------------------------------------------------
                                       As Reported                Adjustment           Restated
                                     -------------              --------------        ----------
General and administrative           $     498,189              $       70,250        $   568,439
Total operating expenses             $   2,190,524              $       70,250        $ 2,260,774
Net income (loss)                    $  (4,835,708)             $      (70,250)       $(4,905,958)


                                                Nine Months Ended September 30, 2004
                                     ------------------------------------------------------------
                                       As Reported                Adjustments           Restated
                                     -------------              --------------         ----------
General and administrative           $   1,371,822              $       70,250         $1,442,072
Total operating expenses             $   6,580,374              $       70,250         $6,650,624
Net income (loss)                    $   4,184,570              $      (70,250)        $4,114,320





                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine Months Ended September 30, 2004
                               ---------------------------------------------------------------------------------
                                    As Reported                      Adjustment                  Restated
                               -----------------------        -------------------------   ----------------------
Increase (decrease) in
accounts payable and accrued
expenses                       $     (667,412)                  $          70,250          $        (597,162)

                                                 CONSOLIDATED BALANCE SHEET

                                                                  September 30, 2004
                               ---------------------------------------------------------------------------------
                                   As Reported                      Adjustment                  Restated
                               -----------------------        -------------------------   ----------------------
Accrued expenses               $      521,987                 $            70,250          $         592,237
Total current liabilities      $   12,647,876                 $            70,250          $      12,718,126
Retained deficit               $  (19,037,073)                $           (70,250)         $     (19,107,323)


8. As shown in the financial statements, we had a working capital deficiency of $10,036,008 at September 30, 2004 and $42,876,963 for the year ended December 31, 2003. This and other conditions raise substantial doubt about our ability to continue as a going concern.

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

         General and Administrative (G&A) Expenses. G&A expenses increased 50% for the period from $380,200 in 2003 to $568,400 in 2004, due to increased costs related to our financing activities.

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

         General and Administrative (G&A) Expenses. G&A expenses increased 19% for the period from $1,214,700 in 2003 to $1,442,100 in 2004, due to increased costs related to our financing activities.

         Interest Expense. Interest expense increased 28% from $2,328,900 in 2003 to $2,971,400 in 2004, due to a significant increase in our interest rate following our refinancing.

FINANCIAL CONDITION AND CAPITAL RESOURCES

         At September 30, 2004, our current liabilities exceeded our current assets by $10,036,008. We had a loss of $4,905,958 for the quarter compared to a loss of $399,457 for the period in 2003. The loss for 2004 included a non-cash loss of approximately $1.9 million associated with the change in our estimate of the fair value of our hedge, approximately $1.9 million loss on the sale of assets and approximately $500,000 of amortization of expenses associated with our refinancing.

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

(b)       Form 8-K - None. 14

                                   SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         GULFWEST ENERGY INC.
                                         (Registrant)


Date: February 24, 2005

                                         by: /S/ THOMAS R. KAETZER
                                         --------------------------------
                                         Thomas R. Kaetzer
                                         President

Date: February 24, 2005


                                         by: /S/ JIM C. BIGHAM
                                         --------------------------------------
                                         Jim C. Bigham
                                         Executive Vice President and Secretary

Date: February 24, 2005


                                         by: /S/ RICHARD L. CREEL
                                         --------------------------------------
                                         Richard L. Creel
                                         Vice President of Finance