Form 10-K
period 2004-12-31
GULFWEST ENERGY INC
filed 2005-03-31
CIK 813779

As filed with the Securities and Exchange Commission on __________, 2005

                                                    Registration No. 333 _______
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____ TO ____.
                         COMMISSION FILE NUMBER 1-12108.

                              GULFWEST ENERGY INC.
             (Exact Name of Registrant as Specified in Its Charter)

           TEXAS                                         87-0444770
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

480 N. SAM HOUSTON PARKWAY EAST, SUITE 300
           HOUSTON, TEXAS 77060
(Address of Principal Executive Offices)     (Name, Address, Including Zip Code,
                                               and Telephone Number, Including
                                               Area Code, of Agent for Service)

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

                                Yes __X__  No ___

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

                                Yes ___    No __X__

     The aggregate market value of voting stock of the Registrant held by non-affiliates, computed by reference to the closing price of such stock on March 29, 2005, was approximately $16,267,423. For purposes of this computation, all executive officers, directors and ten percent (10%) beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and ten percent (10%) beneficial owners are affiliates.

     Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock: Class A Common Stock $.001 par value: 24,897,893 shares on March 29, 2005.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     The registrant's definitive Proxy Statement pertaining to the 2005 Annual Meeting of Shareholders (the "Proxy Statement") and filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A is incorporated herein by reference into Part III.

                                    PART I

     This summary highlights selected information contained elsewhere in this Annual Report. The following summary does not contain all of the information that may be important. You should read the detailed information appearing elsewhere in this Annual Report before making an investment decision. Certain terms that we use in our industry are italicized and defined in the "Glossary of Industry Terms and Abbreviations". Unless otherwise indicated, all references to "GulfWest", the "Company", "we", "us" and "our" refer to GulfWest Energy Inc. and our subsidiaries.

     We make forward-looking statements throughout this Annual Report. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we "believe," "expect" or "anticipate" will occur, and other similar statements), you must remember that our expectations may not be correct, even though we believe they are reasonable. We do not guarantee that the transactions and events described in this Annual Report will happen as described (or that they will happen at all). The forward-looking information contained in this Annual Report is generally located in the material set forth under the headings "Summary," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" but may be found in other locations as well. These forward-looking statements generally relate to our plans and objectives for future operations and are based upon our management's reasonable estimates of future results and trends.

ITEM 1. Business.

Our Business.

     We are primarily engaged in the acquisition, development, exploitation and production of crude oil and natural gas, primarily in the onshore producing regions of the United States. Our focus is on increasing production from our existing properties through further exploitation, development and exploration, and on acquiring additional interests in undeveloped and underdeveloped crude oil and natural gas properties.

     Since we made our first significant acquisition in 1993, we have substantially increased our ownership in producing properties and our crude oil and natural gas reserves through a combination of acquisitions and the further exploitation and development of our properties. At December 31, 2004, our part of the estimated proved reserves these properties contained was approximately
3.0 million barrels (MBbl) of oil and 29.1 billion cubic feet (Bcf) of natural gas with an estimated Net Present Value discounted at 10% (PV-10) of $114.1 million. At present, all of our properties are located on land in Texas, Colorado, Louisiana and Mississippi, except for the property in the shallow inland boundaries of Grand Lake, Louisiana. In the future, we plan to expand by acquiring additional properties in those areas, and in similar properties located in other producing regions of the United States, including the shallow waters of the Gulf of Mexico.

     Our gross revenues are derived from the following sources:

     1. Oil and gas sales that are proceeds from the sale of crude oil and natural gas production to midstream purchasers;

     2. Operating overhead and other income that consists of administrative fees received for operating crude oil and natural gas properties for other working interest owners, and for marketing and transporting natural gas for those owners. This also includes earnings from other miscellaneous activities.

     3. Well servicing revenues that are earnings from the operation of well servicing equipment under contract to other operators. During 2004, our well servicing equipment was used only for our own account.

     Our operations are considered to fall within a single industry segment, which is the acquisition, development, production and servicing of crude oil and natural gas properties. See Item 7. " Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Our Common Stock, designated Class A Common Stock ("Common Stock") is traded over-the-counter (OTC) under the symbol "GULF.OB".

Our Company.

     We were formed as a corporation under the laws of the State of Utah in 1987 as Gallup Acquisitions, Inc., and subsequently changed our name to First Preference Fund, Inc in 1992. We became a Texas corporation by a merger effected in July 1992, through which our name became GulfWest Oil Company. On May 21, 2001, we changed our name to GulfWest Energy Inc.

     Our principal office is located at 480 North Sam Houston Parkway East, Suite 300, Houston, Texas 77060 and our telephone number is (281) 820-1919.

     GulfWest Energy Inc. has six active and three inactive, direct or indirect, wholly owned subsidiaries. The active subsidiaries are:

     1. GulfWest Oil and Gas Company, a Texas corporation, was organized February 18, 1999 and is the owner of record of interests in certain crude oil and natural gas properties located in Colorado and Texas. It has one wholly owned subsidiary, GulfWest Oil and Gas Company (Louisiana) LLC.

     2. GulfWest Oil and Gas Company (Louisiana) LLC, a Louisiana company, was formed July 31, 2001 and is the owner of record of interests in certain crude oil and natural gas properties in Louisiana.

     3. SETEX Oil and Gas Company, a Texas corporation, was organized August 11, 1998 and is the operator of crude oil and natural gas properties in which we own a majority working interest.

     4. RigWest Well Service, Inc., a Texas corporation, was organized September 5, 1996 and operates well servicing equipment for our own account and for others when not being utilized for our own account..

     5. DutchWest Oil Company, a Texas corporation, was organized July 28, 1997 and is the owner of record of interests in certain crude oil and natural gas properties located along the Gulf Coast of Texas.

     6. GulfWest Development Company, a Texas corporation, was organized November 9, 2000 and is the owner of record of interests in certain crude oil and natural gas properties located in Texas and Mississippi.

     Balance. At December 31, 2004, our proved reserves were comprised of 38% crude oil and 62% natural gas. We will continue to expand our role in the domestic natural energy industry by (i) acquiring additional interests in crude oil and natural gas properties, (ii) increasing the production and reserve base of our existing producing properties, and (iii) acquiring ownership of more natural gas gathering systems and pipelines. Our goal is to have greater control of our natural gas transportation and marketing, and an expanded role in the transportation of natural gas produced by other parties in our area of operations. We are presently focusing our workover and development efforts on both crude oil and natural gas reserves to take advantage of the higher prices of both commodities.

Financial Recapitalization

     On April 27, 2004, we completed an $18,000,000 financing package with new energy lenders. We used $15,700,000 in net proceeds from the financing to retire existing debt of $27,584,145, resulting in forgiveness of debt of $12,475,612, the elimination of a hedging liability and the return to the Company of Series F Preferred Stock, par value $.01 per share and liquidation value $500 per share (the "Series F Preferred Stock"), with an aggregate liquidation preference of $1,000,000 (this preferred stock, at our request was transferred by the previous lender to a financial advisor of ours and to two companies affiliated with two of our directors in satisfaction of our obligation to them. (See "Certain Relationships and Related Transactions.") The taxable gain resulting from these transactions will be completely offset by available net operating loss carryforwards. The term of the note was eighteen months and it bore interest at the prime rate plus 11%. This rate increased by .75% per month beginning in month ten. We paid the new lenders $1,180,000 in cash fees and also issued them warrants to purchase 2,035,621 shares of our Common Stock at an exercise price of $.01 per share, expiring in five years. The warrants are subject to anti-dilution provisions. In connection with the February 2005 transactions described below, the anti-dilution provisions were amended such that additional issuances of stock (other than issuances to all holders) would not trigger an adjustment to the number of shares issuable upon exercise of the warrants.

     Simultaneously,  our  wholly-owned  subsidiary,  GulfWest Oil & Gas Company
("GOGC"), completed the initial phase of a private offering of its Series A Preferred Stock, par value $.01 and liquidation value $500 per share (the "Series A Preferred Stock") for $4,000,000. The Series A Preferred Stock is exchangeable into our Common Stock based on a liquidation value of $500 per share of Series A Preferred Stock divided by $.35 per share of our Common Stock, or 11,428,571 shares. As part of an advisory fee, we issued $500,000 of the Series A Preferred Stock to a financial advisor. One of our directors acquired $1,500,000 of the Series A Preferred Stock.

     On January 7, 2005, we amended our April 2004 credit agreement to extend the target date for repayment to February 28, 2005. We exercised this option on January 26, 2005. We issued 29,100 shares of our common stock in connection with this amendment.

     In a subsequent event, on February 28, 2005, we sold in a private placement, 81,000 shares of our Series G Preferred Stock, par value $0.01 per share and liquidation value $500 per share, (the "Series G Preferred Stock") to OCM GW Holdings, LLC ("OCMGW" or "Holdings"), an affiliate of Oaktree Capital Management, LLC for an aggregate offering price of $40.5 million. In addition, GOGC issued, in a private placement, 2,000 shares of its Series A Preferred Stock, having an aggregate liquidation preference of $1.0 million, to OCMGW for $1.5 million. Net proceeds of the offerings of approximately $38 million after expenses are being used for the repayment of substantially all of our debt, other past due liabilities and for general corporate purposes.

     The Series G Preferred Stock bears a coupon of 8% per year, has an aggregate liquidation preference of $40.5 million, is convertible to the Common Stock at $0.90 per share of Common Stock and is senior to all of our outstanding capital stock. For the first four years after issuance, we may defer the payment of dividends on the Series G Preferred Stock and these deferred dividends will also be convertible into our Common Stock at $0.90 per share. In addition, the Series G Preferred Stock is entitled to nominate and elect a majority of the members of our Board of Directors.

     In connection with these transactions, the terms of the Series A Preferred Stock have been amended such that by March 15, 2005, all such stock would either convert into a newly created Series H Preferred Stock, par value $.01 and liquidation value $500 per share (the "Series H Preferred Stock") on a one for one basis or into Common Stock at a conversion price of $0.35 per share of Common Stock. The Series H Preferred Stock is required to be paid a dividend of 40 shares of Common Stock per share of Series H Preferred Stock per year. In addition, the Series H Preferred Stock is convertible into Common Stock at a conversion price of $0.35 per share. At March 15, 2005, holders of 6,700 shares of Series A Preferred Stock converted to Series H Preferred Stock and holders of 3,250 shares of Series A Preferred Stock converted to an aggregate 4,642,859 shares of Common Stock. One holder of the Series H Preferred Stock also converted its shares to 285,715 shares of Common Stock. The outstanding Series H Preferred Stock has an aggregate liquidation preference of $3.25 million. The Series H Preferred Stock is senior to all of our outstanding capital stock except Series G Preferred Stock.

     In addition, we amended the terms of our 9,000 shares of Series E Preferred Stock, par value $.01 and liquidation value $500 per share (the "Series E Preferred Stock"), such that the coupon of 6% per year they bear may be deferred for the next four years and these deferred dividends will be convertible into Common Stock at conversion price of $0.90 per share. The initial liquidation preference of the Series E Preferred Stock of $500 per share remains convertible into Common Stock at $2.00 per share. The Series E Preferred Stock has an aggregate liquidation preference of $4.5 million, is senior to our Common Stock, of equal preference with respect to liquidation with our Series D Preferred Stock, par value $.01 and liquidation value $500 per share (the "Series D Preferred Stock") and junior to our Series G Preferred Stock and Series H Preferred Stock.

Our Business Strategy

     We have pursued a business strategy of acquiring interests in crude oil and natural gas producing properties where production and reserves can be increased through exploitation activities. Such activities include workovers, development drilling, recompletions, replacement or addition of equipment and waterflood or other secondary recovery techniques. Key elements of our business strategy include:

     Development and Exploitation of Existing Properties. Our strategy is to increase crude oil and natural gas production and reserves of our existing assets through relatively low-risk development activities, such as performing workovers, recompletions and horizontal drilling from existing wellbores, infield drilling and more efficiently using production facilities.

     Continued Acquisition Program. We acquired properties in four crude oil and natural gas fields in Texas and Louisiana in the year 2001. Though capital constrained since 2001, to the extent financial resources are available, we intend to continue to pursue the acquisition of interests in crude oil and natural gas properties (i) held by small, under-capitalized operators and (ii) being divested by larger independent and major oil and gas companies.

     Significant Operating Control. Currently, we are the operator of all but two of the wells in which we own working interests. This operating control enables us to better manage the nature, timing and costs of developing and servicing such wells, and the timing and marketing of the resulting production.

     Ownership of Workover Rigs. We currently own two workover service rigs and one swabbing unit that we operate for our own account. By owning and operating this equipment, we are better able to control costs, quality of operations and availability of equipment and services.

     Expanded Exploration and Exploitation Role. Historically, we have not drilled exploratory wells due to the cost and risk associated with drilling prospective locations. However, since the end of 1998, we have acquired producing properties that have included significant acreage for prospective oil and gas exploration. These include producing wells and acreage in Grimes, Hardin, Jim Wells, Madison, Palo Pinto, Refugio, Wharton and Zavala, Counties, Texas; Adams, Arapaho, Elbert and Weld Counties, Colorado; Cameron Parish, Louisiana; and Jones County, Mississippi. These acquisitions have added existing natural gas and crude oil production to our asset base and, as importantly, have provided us with immediate geological databases for development drilling opportunities as well as the potential for generating exploratory opportunities on the acquired acreage. We have expanded our evaluation efforts in these fields and intend to increase our development of reserves through workovers of existing wells and by drilling additional wells. As we develop exploration opportunities on these properties or see high-quality prospects generated by others, as capital resources are available, we will complement our development activities with capital for exploratory or exploitation projects.

Our Employees.

     At December 31, 2004, we had 26 full time employees,  of whom 13 were field
personnel.   None  of  our  employees  are  covered  by  collective   bargaining
agreements.

Our Executive Officers.

     See Item 10 of this report, which information is incorporated herein by reference.

ITEM 2. Our Properties.

     At December 31, 2004, we owned a total of 250 gross wells, of which 137 were producing, 95 were shut-in or temporarily abandoned and 18 were injection or saltwater wells. We owned an average 89% working interest in the 137 gross (120 net) producing wells. Gross wells are the total wells in which we own a working interest. Net wells are the sum of the fractional working interests we own in gross wells. Our part of the estimated proved reserves these properties contain was approximately 3 million barrels (MMBL) of oil and 29.1 billion cubic feet (Bcf) of natural gas at December 31, 2004. Substantially all of our properties are located onshore or shallow inland waters in Texas, Colorado and Louisiana.

Proved Reserves.

     The following table reflects our estimated proved reserves at December 31 for each of the preceding three years.

                                       2004             2003             2002
                                     --------         --------         --------
           Crude Oil (MBBL)
                  Developed            2,575            3,773            4,026
                Undeveloped              388            1,265            1,496
                                     --------         --------         --------
                      Total            2,963            5,038            5,552
                                     ========         ========         ========

         Natural Gas (MMCF)
                  Developed           20,966           24,642           25,374
                Undeveloped            8,125            8,018            8,785
                                     --------         --------         --------
                      Total           29,091           32,660           34,159
                                     ========         ========         ========
               Total (MBOE)            7,812           10,481           11,215
                                     ========         ========         ========

     (a) Approximately 78% of our total PROVED RESERVES were classified as proved developed at December 31, 2004.

     (b) Barrel of Oil Equivalent (BOE) is based on a ratio of 6,000 cubic feet of natural gas for each barrel of oil.

Standardized Measure of Discounted Future Net Cash Flows.

     The following table sets forth as of December 31 for each of the preceding three years, the estimated future net cash flow from and standardized measure of discounted future net cash flows of our proved reserves, which were prepared in accordance with the rules and regulations of the SEC and the Financial Accounting Standard Board. Future net cash flow represents future gross cash flow from the production and sale of proved reserves, net of crude oil and natural gas production costs (including production taxes, ad valorem taxes and operating expenses) and future development costs. The calculations used to produce the figures in this table are based on current cost and price factors at December 31 for each year. We cannot assure you that the proved reserves will all be developed within the periods used in the calculations or that prices and costs will remain constant.

                                                2004             2003             2002
                                           --------------   --------------   --------------

Future cash inflows                        $ 290,998,312    $ 336,795,385    $ 308,381,837

Future production and development costs-
  Production                                  80,880,330      109,468,727      105,629,872
  Development                                 24,141,982       21,460,459       23,350,811
                                           --------------   --------------   --------------

Future net cash flows before income taxes    185,976,000      205,866,199      179,401,154
Future income taxes                          (49,871,272)     (46,885,360)     (38,611,577)
                                           --------------   --------------   --------------

Future net cash flows after income taxes     136,104,728      158,980,839      140,789,577
10% annual discount for estimated timing
 of cash flows                               (52,602,351)     (70,653,419)     (63,165,742)
                                           --------------   --------------   --------------

Standardized measure of discounted
 future net cash flows(1)                  $  83,502,377    $  88,327,420    $  77,623,835
                                           ==============   ==============   ==============

------------------
(1)  The average sales prices  utilized in the estimation of our proved reserves were  $40.41  per Bbl and $5.89 per MCF,  $29.51 per Bbl and $5.82 per MCF,
     and $28.72 per Bbl and $4.43 per MCF at December 31,  2004,  2003 and 2002,
     respectively.

Significant Properties.

     Summary information on our properties with proved reserves is set forth below as of December 31, 2004.

                                                                       Present
                 Productive Wells              Proved Reserves         Value(1)
            -------------------------   ----------------------------  ----------
               Gross          Net
             Productive    Productive    Crude    Natural
               Wells         Wells        Oil       Gas       Total     Amount
            ------------   ----------   -------   --------   -------  ----------
                                         (MBbl) (MMcf) (MBOE) ($M)

Texas                80        75.91     1,295     15,663     3,906   $  57,706
Colorado             37        24.81       278      5,550     1,203      13,676
Louisiana            19        18.88     1,383      7,878     2,696      42,549
Mississippi           1         0.37         7          -         7         126
            ------------   ----------   -------  ----    ----------   ----------
    Total           137       119.97     2,963     29,091     7,812   $ 114,057
            ============   ==========   =======  ====    ==========   ==========

------------------
(1) The average sales prices used in the estimation of our proved reserves were $40.41 per Bbl and $5.89 per Mcf at December 31, 2004.

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

Production, Revenue and Price History.

     The following table sets forth information (associated with our proved reserves) regarding production volumes of crude oil and natural gas, revenues and expenses attributable to such production (all net to our interests) and certain price and cost information for the years ended December 31, 2004, 2003 and 2002.

                                      2004           2003            2002
                                 -------------   -------------   -------------

Production
  Oil (Bbl)                           173,865         221,433         278,374
  Natural gas (Mcf)                 1,033,433       1,191,350       1,487,048
                                 -------------   -------------   -------------
     Total (BOE)                      346,104         419,991         526,215

Revenue
  Oil production                   $5,498,598    $  5,362,657    $  5,859,568
  Natural gas production            5,602,516       5,481,803       4,587,601
                                 -------------   -------------   -------------
     Total                       $ 11,101,114    $ 10,844,460    $ 10,447,169

Operating Expenses               $  4,879,754    $  5,527,841    $  5,430,205

Production Data
  Average sales price (1)
   Per barrel of oil             $      31.63    $      24.22    $      21.05
  Per Mcf of natural gas         $       5.42    $       4.60            3.09
   Per BOE                       $      32.07    $      25.82           19.85

  Average expenses per BOE
   Lease operating               $      14.10    $      13.16    $      10.32
   Depreciation, depletion and
    Amortization                 $       6.31    $       5.30    $       5.13
   General and administrative    $       5.83    $       5.39    $       3.28

-------------------------
(1) Average sales prices are shown net of the settled amounts of our oil and gas hedge contracts. Average sales prices per BOE, before adjustments for the hedge contracts, were $37.39, $29.38 and $20.55 in 2004, 2003 and 2002, respectively.


Productive Wells at December 31, 2004:

     The following table shows the number of productive wells we own by location:

                     Gross        Net        Gross        Net
                   Oil Wells   Oil Wells   Gas Wells   Gas Wells
                   ---------   ---------   ---------   ---------

     Texas               31       29.99          49       45.92
     Colorado            21       13.45          16       11.36
     Louisiana           14       13.88           5        5.00
     Mississippi          1        0.37           -           -
                   ---------   ---------   ---------   ---------
       Total             67       57.69          70       62.28
                   =========   =========   =========   =========

Developed Acreage at December 31, 2004.

     The following table shows the developed acreage that we own, by location, which is acreage spaced or assigned to productive wells. Gross acres are the total acres in which we own a working interest. Net acres are the sum of the fractional working interests we own in gross acres.

                    Gross Acres      Net Acres
                   -------------    -----------
     Texas             9,055           8,439
     Colorado          6,000           4,020
     Louisiana         1,320           1,315
                   -------------    -----------
       Total          16,375          13,774
                   =============    ===========

Undeveloped Acreage at December 31, 2004.

     The following table shows the undeveloped acreage that we own, by location. Undeveloped acreage is acreage on which wells have not been drilled or completed to a point that would form the basis to determine whether the property is capable of production of commercial quantities of crude oil and natural gas.

                    Gross Acres      Net Acres
                   -------------    -----------
     Texas            20,420          17,920
     Colorado         11,000           8,250
     Louisiana           375             375
                   -------------    -----------
       Total          31,795          26,545
                   =============    ===========

Drilling Results.

     In 2004, we drilled one well that was completed as a successful gas well. The well was located in Grimes County, Texas and was drilled during the fourth quarter of 2004. The well was completed, brought on-line in mid-January 2005 and has produced at any average rate of 600 Mcf per day (net to our interest) for the first 60 days. We did not drill any wells in 2003. In 2002, we drilled one exploratory well, in which we own an 18% working interest, that resulted in a dry hole and one development well, in which we own 100% working interest, that is currently productive.

Costs Incurred

     The following table shows the costs incurred in our oil and gas producing activities for the past three years:

                                       2004          2003           2002
                                   ------------  ------------   ------------
Property Acquisitions
   Proved                          $     6,742             -    $   562,760
   Unproved                             17,347       110,119         14,401
Development Costs                    6,117,899     2,024,663      5,141,075
                                   ------------  ------------   ------------
                                   $ 6,141,988   $ 2,134,782    $ 5,718,236
                                   ============  ============   ============

Property Dispositions

     The following table shows oil and gas property dispositions:

                                       2004          2003           2002
                                   ------------  ------------   ------------
Oil and gas  properties            $ 5,425,040   $    31,979    $   464,806
Accumulated DD&A                    (1,659,001)      (11,569)       (21,375)
                                   ------------  ------------   ------------
Net oil and gas properties         $ 3,766,039        20,410    $   443,431
                                   ============  ============   ============

     As a result of these sales we recorded a loss of $2,029,932 in 2004 and $20,409 in 2003 and a gain of $21,569 in 2002.

Marketing

     We sell substantially all of our crude oil and natural gas production to purchasers pursuant to sales contracts that typically have a thirty-day primary term, although occasionally we enter into longer term contracts when it is advantageous to do so. The sales prices for crude oil and condensate are tied to industry standard posted prices plus negotiated premiums. The sales prices for natural gas are based upon published index prices, subject to negotiated price deductions.

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

     We may borrow funds to finance capital expenditures and for other purposes which could possibly have important consequences to our shareholders, including the following:

      (i) Our indebtedness, acquisitions, working capital, capital expenditures or other purposes may be impaired;

     (ii) Funds available for our operations and general corporate purposes or for capital expenditures will be reduced as a result of the dedication of a portion of our consolidated cash flow from operations to the payment of the principal and interest on our indebtedness;

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

     (vi) Certain of the borrowings under our debt agreements could have floating rates of interest, which would cause us to be vulnerable to increases in interest rates; and

    (vii) Our degree of leverage could make us more vulnerable to a downturn in general economic conditions.

     We have incurred net losses in the past and there can be no assurance that we will be profitable in the future.

     We have incurred net losses in three of the last five fiscal years. We cannot assure you that our current level of operating results will continue or improve. Our activities could require additional debt or equity financing on our part. Since the terms and availability of this financing depend to a large degree upon general economic conditions and third parties over which we have no control, we can give no assurance that we will obtain the needed financing or that we will obtain such financing on attractive terms. In addition, our ability to obtain financing depends on a number of other factors, many of which are also beyond our control, such as interest rates and national and local business conditions. If the cost of obtaining needed financing is too high or the terms of such financing are otherwise unacceptable in relation to the opportunity we are presented with, we may decide to forego that opportunity. Additional indebtedness could increase our leverage and make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures. Additional equity financing could result in dilution to our shareholders. Our future operating results may fluctuate significantly depending upon a number of factors, including industry conditions, prices of crude oil and natural gas, rates of production, timing of capital expenditures and drilling success. These variables could have a material adverse effect on our business, financial condition, results of operations and the market price of our Common Stock.

     Estimates of crude oil and natural gas reserves depend on many assumptions that may turn out to be inaccurate.

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

     Approximately 22% of our total estimated proved reserves at December 31, 2004 were proved undeveloped reserves, which are by their nature less certain.

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

     You should not interpret the present value referred to in this annual report as the current market value of our estimated crude oil and natural gas reserves.

     In accordance with Securities and Exchange Commission requirements, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower.

     The estimates of our proved reserves and the future net revenues from which the present value of our properties is derived were calculated based on the actual prices of our various properties on a property-by-property basis at December 31, 2004. The average sales prices of all properties were $40.41 per barrel of oil and $5.89 per thousand cubic feet (Mcf) of natural gas at that date.

     Actual future net cash flows will also be affected by increases or decreases in consumption by crude oil and natural gas purchasers and changes in governmental regulations or taxation. The timing of both the production and the incurring of expenses in connection with the development and production of crude oil and natural gas properties affect the timing of actual future net cash flows from proved reserves. In addition, the 10% discount factor, which is required by the Securities and Exchange Commission to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor. The effective interest rate at various times and the risks associated with our business or the oil and gas industry in general will affect the accuracy of the 10% discount factor.

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

     We generally acquire interests in properties on an "as is" basis with limited remedies for breaches of representations and warranties, and in these situations we cannot assure you that we will identify all areas of existing or potential exposure. In those circumstances in which we have contractual indemnification rights for pre-closing liabilities, we cannot assure you that the seller will be able to fulfill its contractual obligations. In addition, the competition to acquire producing crude oil and natural gas properties is intense and many of our larger competitors have financial and other resources substantially greater than ours. We cannot assure you that we will be able to acquire producing crude oil and natural gas properties that have economically recoverable reserves for acceptable prices.

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

     We will need additional financing in the future to continue to fund our development and exploitation activities.

     We have made and will continue to make substantial capital expenditures in our exploitation and development projects. We intend to finance these capital expenditures with cash flow from operations, existing financing arrangements or new financing. We cannot assure you that such additional financing will be available. If it is not available, our development and exploitation activities may have to be curtailed, which could adversely affect our business, financial condition and results of operations, as was the case in 2004 and 2003.

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

     Competition is particularly intense with respect to the acquisition of desirable producing properties, the acquisition of crude oil and natural gas prospects suitable for enhanced production efforts, the obtaining of goods and services from industry providers, and the hiring of experienced personnel. Our competitors in crude oil and natural gas acquisition, development, and production include the major oil companies, in addition to numerous independent crude oil and natural gas companies, individual proprietors and drilling programs.

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

     We have "blank check" preferred stock.

     Our Articles of Incorporation authorize the Board of Directors to issue preferred stock without further shareholder action in one or more series and to designate the dividend rate, voting rights and other rights preferences and restrictions. The issuance of preferred stock could have an adverse impact on holders of Common Stock. Preferred stock is senior to Common Stock. Additionally, preferred stock could be issued with dividend rights senior to the rights of holders of Common Stock. Finally, preferred stock could be issued as part of a "poison pill", which could have the effect of deterring offers to acquire the Company. See "Description of Securities"

     We do not pay dividends on our Common Stock.

     Our board of directors presently intends to retain all of our earnings for the expansion of our business; therefore we do not anticipate distributing cash dividends on our Common Stock in the foreseeable future. Any decision of our board of directors to pay cash dividends will depend upon our earnings, financial position, cash requirements and other factors.

     One investor controls us.

     As a result of the February 2005 preferred stock offerings, OCMGW Holdings ("OCMGW") acquired a controlling interest in us. OCMGW has the right to acquire 45,468,253 shares of our Common Stock pursuant to conversion of Series G Preferred Stock and Series H Preferred Stock owned by it which represents approximately 65% of the currently outstanding Common Stock, assuming the conversion of preferred stock held by it. Pursuant to the terms of Series G Preferred Stock, the holders of the Series G Preferred Stock, voting as a class, have the right to elect a majority of our board of directors. OCMGW currently owns approximately 95% of the Series G Preferred Stock.

     Mr. J. Virgil Waggoner, Chairman of the Board, owns 9,545,229 shares of our Common Stock, which represents approximately 38% of the currently outstanding Common Stock. Additionally, Mr. Waggoner has the right to acquire an additional 7,180,715 shares pursuant to conversion of preferred stock and exercise of currently exercisable warrants and options. Mr. Waggoner has entered into a Share Transfer Restriction Agreement, dated February 28, 2005, with OCMGW, restricting his transfer of shares of capital stock, and an Irrevocable Proxy with respect to his stock thereby allowing OCMGW to vote such shares at any time in favor of our Delaware reincorporation or, if the reincorporation is not consummated by December 31, 2005, in favor of the conversion of certain of the Series G into new preferred stock. The Irrevocable Proxy also grants OCM GW Holdings a proxy with additional rights with respect to his Series H until such time as all the Series H has converted into Common Stock.

     Additionally, OCMGW and all current directors and officers as a group represent approximately 67% of the outstanding voting power (assuming they convert all preferred stock other than the Series G Preferred Stock and Series H Preferred Stock, which vote on an as converted basis, and exercise all currently exercisable warrants and options held by them). For as long as OCMGW, Mr. Waggoner and the other directors and officers continue to own over a majority of the outstanding voting power, they will be able to control elections to the board of directors that common shareholders are entitled to vote on and other matters submitted to shareholders. The percentage ownership of OCMGW, directors and officers could be reduced by the issuance of Common Stock on conversion of preferred stock and the exercise of warrants, although it is impossible to say how many shares will be actually issued.

     The holders of our Common Stock do not have cumulative voting rights, preemptive rights or rights to convert their Common Stock to other securities.

     We are authorized to issue 80,000,000 shares of Common Stock, $.001 par value per share. As of March 29, 2005 there were 24,897,893 shares of Common Stock issued and outstanding. Since the holders of our Common Stock do not have cumulative voting rights, the holder(s) of a majority of the shares of Common Stock, and Series G Preferred Stock and Series H Preferred Stock (on an as converted basis) present, in person or by proxy, will be able to elect all of the remaining members of our board of directors that the holders of the Series G Preferred Stock are not entitled to elect as a class. The holders of shares of our Common Stock do not have preemptive rights or rights to convert their Common Stock into other securities.

     The  number  of  shares  of   outstanding   Common  Stock  could   increase
significantly as a result of the recent sale of Series G Preferred Stock sold to OCMGW and Affiliates.

     If all of the Common Stock underlying our various convertible and derivative securities, including warrants and granted employee stock options, is issued by us, the number of our outstanding shares of Common Stock would increase to approximately 103.8 million shares. Currently, we are only authorized to issue 80,000,000 shares of our Common Stock, 24,897,893 shares of which are outstanding as of March 29, 2005. It is impossible to say how many shares, if any, we will issue and how many shares, in turn, will be resold. However, it is possible that our stock price could decline significantly as a result of an increased number of shares being offered into the market.

ITEM 3. Legal Proceedings.

     From time to time, we are involved in litigation relating to claims arising out of our operations or from disputes with vendors in the normal course of business. As of March 29, 2005, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

ITEM 4. Submission of Matters to a Vote of Security Holders.

     We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2004.

                                     PART II

ITEM 5. Market for Our Common Stock and Related Stockholder Matters.

     The high and low trading prices for the Common Stock for each quarter in 2004, 2003 and 2002 are set forth below. The trading prices represent prices between dealers, without retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.

                                                  High        Low
                                                 ------      ------
        2004
        ----
        First Quarter                            $ .45       $ .32
        Second Quarter                             .56         .33
        Third Quarter                              .85         .45
        Fourth Quarter                             .94         .66

        2003
        ----
        First Quarter                            $ .45       $ .42
        Second Quarter                             .47         .35
        Third Quarter                              .47         .43
        Fourth Quarter                             .47         .32

        2002
        ----
        First Quarter                            $ .66       $ .55
        Second Quarter                             .60         .46
        Third Quarter                              .51         .20
        Fourth Quarter                             .44         .32

Common Stock.

     We are authorized to issue up to 80,000,000 shares of Common Stock, par value $.001 per share. As of March 29, 2005, there were 24,897,893 shares of Common Stock issued and outstanding and held by approximately 620 beneficial owners. Our Common Stock is traded over-the-counter (OTC) under the symbol "GULF.OB". Fidelity Transfer Company, 1800 South West Temple, Suite 301, Box 53, Salt Lake City, Utah 84115, (801) 484-7222 is the transfer agent for the Common Stock.

     Holders of Common Stock are entitled, among other things, to one vote per share on each matter submitted to a vote of shareholders and, in the event of liquidation, to share ratably in the distribution of assets remaining after payment of liabilities (including preferential distribution and dividend rights of holders of preferred stock). Holders of Common Stock have no cumulative rights. The holders of a majority of the outstanding shares of the Common Stock and Series G and H (on an as converted basis) have the ability to elect all of the directors that the Series G does not elect. As of February 28, 2005, the holders of the Series G Preferred Stock were granted the right to elect a majority of our Board of Directors.

     Holders of Common Stock have no preemptive or other rights to subscribe for shares. Holders of Common Stock are entitled to such dividends as may be declared by the Board out of funds legally available therefore. We have never paid cash dividends on the Common Stock and do not anticipate paying any cash dividends in the foreseeable future.

Preferred Stock.

     Our board of directors is authorized, without further shareholder action, to issue preferred stock in one or more series and to designate the dividend rate, voting rights and other rights, preferences and restrictions of each such series. Our preferred stock is senior to our Common Stock regarding liquidation. The holders of the preferred stock do not have voting rights (except for the Series G and Series H Preferred Stock holders as discussed below) or preemptive rights, nor are they subject to the benefits of any retirement or sinking fund.

     As of December 31, 2004, there was a total of 25,290 shares of preferred stock issued and outstanding in four series: Series A, D, E and F Preferred Stock.

     In a subsequent event, the holders of 340 shares our Series F Preferred Stock converted to an aggregate 170,000 shares of Common Stock.

     The Series D Preferred Stock is not entitled to dividends, nor is it redeemable, however it is convertible to Common Stock at anytime based on $8.00 per share of Common Stock. The 8,000 outstanding shares of Series D Preferred Stock are held by a former director and none has been converted. On a fully converted basis, the 8,000 shares of Series D Preferred Stock would convert to 500,000 shares of Common Stock.

     The Series E Preferred Stock is entitled to receive dividends at the rate of 6% per share per annum, which may be deferred for the next four years and those deferred dividends will be convertible into Common Stock at the conversion price of $.90 per share of Common Stock. The conversion price for the Series E Preferred Stock is based on $2.00 per share of Common Stock. The Series E Preferred Stock is held by a director and none of the 9,000 outstanding shares has been redeemed or converted. On a fully converted basis, the 9,000 shares of Series E Preferred Stock would convert to 2,250,000 shares of Common Stock. The Series E Preferred Stock has an aggregate liquidation preference of $4.5 million, and is senior to all of our Common Stock and of equal preference with our Series D Preferred Stock and junior to our Series G Preferred Stock and Series H Preferred Stock.

     In a subsequent event, on February 28, 2005, we sold 81,000 shares of our Series G Preferred Stock to OCMGW for an aggregate offering price of $40.5 million in a private placement. In addition, our subsidiary, GOGC sold 2,000 shares of its Series A Preferred Stock, having a liquidation preference of $1.0 million, to OCMGW for $1.5 million in a private placement.

     The Series G Preferred Stock bears a coupon of 8% per year and has an aggregate liquidation preference of $40.5 million. For the first four years after issuance, we may defer the payment of dividends on the Series G Preferred Stock and these deferred dividends will also be convertible into our Common Stock at $0.90 per share. In addition, the Series G Preferred Stock is entitled to vote on an as-converted basis with the holders of our Common Stock and, as a class, is entitled to nominate and elect a majority of the members of the Board of Directors of GulfWest. The Series G Preferred Stock is senior to all of GulfWest's outstanding capital stock in liquidation preference.

     In connection with the above transactions, the terms of our Series A Preferred Stock have been amended such that by March 15, 2005, all such stock would either convert into a newly created Series H Preferred Stock on a one for one basis or into Common Stock at a conversion price of $0.35 per share. The Series H Preferred Stock is required to be paid a dividend of 40 shares of Common Stock per Series H Preferred Stock share per year. In addition, the Series H Preferred Stock is convertible into Common Stock at a conversion price of $0.35 per share. At March 15, 2005, holders of 6,700 shares of Series A Preferred Stock converted to Series H Preferred Stock, one of which subsequently converted his 200 shares to 285,715 shares of Common Stock, and holders of 3,250 shares of Series A Preferred Stock converted to an aggregate 4,642,859 shares of Common Stock. The Series H Preferred Stock has an aggregate liquidation value of $3.35 million and is senior to all of GulfWest's outstanding capital stock in liquidation preference other than its Series G Preferred Stock. (See discussion in Note 2 "Operations and Management Plans" on page F-16 of the Financial Statements).

Outstanding Options and Warrants.

     At December 31, 2004, we had outstanding employee stock options, fully vested under our 1994 and 2004 Stock Option and Compensation Plans, to purchase 1,949,000 shares of Common Stock at prices ranging from $.45 to $1.81 per share and warrants to purchase 4,000,621 shares of Common Stock at prices ranging from $.01 to $.75 per share. In conjunction with the subsequent financing event on February 28, 2005, we established our 2005 Stock Incentive Plan and authorized the issuance of 27 million shares of Common Stock pursuant to awards under the plan, 16,200,000 shares of which were granted on that date.

Recent Sales of Unregistered Securities.

     As shown in the table that follows, during 2004 and to March 29, 2005, we sold preferred stock convertible to Common Stock not registered under the Securities Act of 1933, as amended, and exempt under Section 4(2) of the Act. No underwriters were used, and no underwriting discounts or commissions were paid in connection with the sales.

                                                Exercise/
                                                ---------
                                   Underlying   Conversion
                                   ----------   ----------
  Date    Derivative   Holder(s)     Shares       Price      Consideration
--------  ----------  ----------     ------       -----      -------------
04/27/04  Preferred   Accredited
          Stock       Investors    11,428,571      $ .35     $  4,000,000
 1/10/05  Warrants    Accredited
                      Investors        50,000      $ .01     $    200,000 Loan
 1/21/05  Common      Accredited
          Stock       Investors        29,100        N/A     Loan Extension
02/28/05  Preferred   Accredited
          Stock       Investors    47,857,143      $ .90     $ 42,000,000

     Please see item 1. Business- Financial Recapitalization for additional information.

ITEM 6. Selected Financial Data.

     The following table sets forth selected historical financial data of our company as of December 31, 2004, 2003, 2002, 2001 and 2000, and for each of the periods then ended. See "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The income statement data for the years ended December 31, 2004, 2003 and 2002 and the balance sheet data at December 31, 2004 and 2003 are derived from our audited financial statements contained elsewhere herein. The income statement data for the years ended December 31, 2001 and 2000 and the balance sheet data at December 31, 2002, 2001 and 2000 are derived from our Annual Report on Form 10-K for those periods. You should read this data in conjunction with our consolidated financial statements and the notes thereto included elsewhere herein.

                               ------------------------------------------------------------------------
                                                       Year Ended December 31,
                                   2004           2003           2002           2001           2000
                               -------------  -------------  -------------  -------------  ------------
Income Statement Data
---------------------

Operating Revenues             $ 11,207,673   $ 11,010,723   $ 10,839,797   $ 12,990,581   $ 8,984,175
Net income (loss) from
 operations                       1,557,815        558,774        310,290      3,451,875     2,464,017
Net income (loss)                 8,072,221     (3,024,426)    (4,502,313)     1,044,291       352,774
Dividends on preferred stock       (455,612)      (127,083)      (112,500)       (56,250)            -
Net income (loss) available to
 common shareholders              7,761,863     (3,151,509)    (4,614,813)       988,401       352,774
Net income (loss), per share
 of Common Stock               $        .41   $       (.17)  $       (.25)  $        .05   $       .02
Weighted average number
 of shares of common
 stock outstanding               18,535,022     18,492,541     18,492,541     18,464,343    17,293,848

Balance Sheet Data
------------------

Current assets                 $  2,214,542   $  1,742,689   $  2,353,046   $  2,205,862   $ 2,934,804
Total assets                     57,700,891     52,428,774     53,088,941     51,379,209    32,374,128
Current liabilities              35,568,417     44,619,652     43,998,566     12,492,365     7,594,986
Long-term obligations             1,950,300      1,393,607        137,808     26,541,957    18,077,371
Other liabilities                 1,505,527        591,467      1,128,993              -             -
Stockholders' Equity           $ 18,676,643   $  5,824,648   $  7,823,574   $ 12,344,887   $ 6,701,771

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview.

     We are primarily engaged in the acquisition, development, exploitation and production of crude oil and natural gas, primarily in the onshore producing regions of the United States. Our focus is on increasing production from our existing properties through further exploitation, development and exploration, and on acquiring additional interests in undeveloped crude oil and natural gas properties. Our gross revenues are derived from the following sources:

     1. Oil and gas sales that are proceeds from the sale of crude oil and natural gas production to midstream purchasers;

     2. Operating overhead and other income that consists of administrative fees received for operating crude oil and natural gas properties for other working interest owners, and for marketing and transporting natural gas for those owners. This also includes earnings from other miscellaneous activities.

     3. Well servicing revenues that are earnings from the operation of well servicing equipment under contract to other operators. During 2004, our well servicing equipment was used only for our own account.

     The following is a discussion of our consolidated results of operations, financial condition and capital resources. You should read this discussion in conjunction with our Consolidated Financial Statements and the Notes thereto contained elsewhere herein.

Results of Operations.

     The factors which most  significantly  affect our results of operations are
(1) the sales price of crude oil and natural gas, (2) the level of total sales volumes of crude oil and natural gas, (3) the cost and efficiency of operating our own properties, (4) depletion and depreciation of oil and gas property costs and related equipment (5) the level of and interest rates on borrowings, (6) the level and success of acquiring or finding new reserves, and the acquisition, finding and development costs incurred in adding these reserves, and (7) the adoption of changes in accounting rules.

     We consider depletion and depreciation of oil and gas properties and related support equipment to be critical accounting estimates, based upon estimates of total recoverable oil and gas reserves.

     The estimates of oil and gas reserves utilized in the calculation of depletion and depreciation are estimated in accordance with guidelines established by the (engineering standards reference), the Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations over prices and costs existing at year end, except by contractual arrangements.

     We emphasize that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. Our policy is to amortize capitalized oil and gas costs on the unit of production method, based upon these reserve estimates. It is reasonably possible that the estimates of future cash inflows, future gross revenues, the amount of oil and gas reserves, the remaining estimated lives of the oil and gas properties, or any combination of the above may be increased or reduced in the near term. If reduced, the carrying amount of capitalized oil and gas properties may be reduced materially in the near term.

     Comparative results of operations for the periods indicated are discussed below.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues

     Oil and Gas Sales. Our operating revenues from the sale of crude oil and natural gas increased by 2% from $10,844,000 in 2003 to $11,101,000 in 2004.
Revenue increases due to higher oil and natural gas sales prices were substantially offset by a 17% decrease in sales volumes, 12% of which was due to normal oil and gas production declines and 5% due to property sales.

     Operating Overhead and Other Income. Revenues from these activities decreased 36% from $166,000 in 2003 to $107,000 in 2004, primarily due to (1) a one time $58,000 contract settlement received in 2003, and (2) lower pipeline volumes resulting in less transportation revenue.

Costs and Expenses

     Lease Operating Expenses. Lease operating expenses decreased 12% from $5,528,000 in 2003 to $4,880,000 in 2004, 5% was due to lower variable costs on lower production volumes and 7% due to property sales. On a per BOE basis, costs increased from $13.16 in 2003 to $14.10 per BOE in 2004 because of lower volume and higher vendor prices.

     Depreciation, Depletion and Amortization (DD & A). DD & A decreased 2% from $2,226,000 in 2003 to $2,185,000 in 2004, due to lower production volumes. On a per BOE basis, the DD & A rate increased from $5.30 in 2003 to $6.31 per BOE in 2004 due to higher than anticipated development costs.

     The cost of Dry Holes, Abandoned Property and Impaired Assets expense in 2004 was $453,000 (abandoned- $391,000; impaired- $62,000), compared to $359,000
(dry holes- $70,000; abandoned $289,000) in 2003. The abandoned property was due to a lack of capital to complete projects resulting in the loss of leases.

     General and Administrative (G & A) Expenses. G & A expenses decreased 11% from $2,262,000 in 2003 to $2,019,000 in 2004 due to expenses incurred in 2003 associated with financing efforts that were not culminated.

     Interest Income and Expense. Interest expense increased 24% from $3,363,000 in 2003 to $4,154,000 in 2004. In April 2004 we retired debt of approximately $27.6 million carrying an interest rate of prime plus 3.5% and replaced it with debt of approximately $18.0 million that carries an interest rate of prime plus 11.0%. Also, included in 2004 is non cash interest expense of approximately $.4 million resulting from the discounting on a note payable issued in 2004.

     Other Financing Costs. Other financing costs increased 47% from $1,000,000 in 2003 to $1,472,000 in 2004. In 2003, we recorded an expense of $1,000,000 to account for the issuance of 2,000 shares of our preferred stock in conjunction with the financial agreement on the retired debt referred to above. The expense in 2004 represents the amortized portion of loan fees associated with the refinancing of debt referred to above.

     Unrealized Gain (Loss) on Derivative Instruments. The estimated future fair value of derivative instruments at December 31, 2004 resulted in an estimated unrealized loss of $1,506,000 in 2004 compared to an unrealized gain of $537,000 in 2003. Estimated unrealized gain/ loss on oil and gas price hedges in place on a particular balance sheet date is based on a "mark to market" calculation based on a market price forecast on the balance sheet date compared to the prices provided for in the derivative instruments.

     Loss on Sale of Property and Equipment. We recorded a loss on sale of property and equipment of $2,034,000 in 2004 as compared to $20,000 in 2003. See
Note 3 to the Financial Statements.

     Accretion Expense. Accretion expense decreased 6% from $77,000 in 2003 to $72,000 in 2004 due to sales of oil and gas properties.

     Forgiveness of Debt. In 2004 we had $12,476,000 in debt forgiven as the result of debt refinancing in April, 2004.

     Dividends on Preferred Stock. In 2004, a dividend on preferred stock due was $456,000. In 2003 dividends on preferred stock due was $127,000. The board of directors did not declare any dividends be paid.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues

     Oil and Gas Sales. Our operating revenues from the sale of crude oil and natural gas increased by 4% from $10,447,000 in 2002 to $10,844,000 in 2003.
This increase was due to higher sales prices, offset by normal oil and gas production declines and resulting in lower production volumes. We were unable to offset those declines and maintain or increase production through development efforts because of limited development capital.

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

     Depreciation, Depletion and Amortization (DD & A). DD & A decreased 17% from $2,698,000 in 2002 to $2,226,000 in 2003, due to lower production volumes. We also recorded in other income $262,000 related to the cumulative effect of adopting SFAS 143 "Asset Retirement Obligations".

     Dry Holes, Abandoned Property and Impaired Assets. The cost of abandoned property in 2003 was $359,000 because the lack of capital to complete projects resulted in the loss of leases. This compared to combined costs of dry holes, abandoned property and impaired assets of $617,000 in 2002.

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

     Other Financing Costs. In 2003, we recorded an expense of $1,000,000 to account for the failed issuance of 2,000 shares of our preferred stock to our largest lender under a financial agreement.

     Unrealized Gain (Loss) on Derivative Instruments. The estimated future fair value of derivative instruments at December 31, 2003 resulted in an unrealized gain of $537,000 in 2003 compared to an unrealized loss of $1,597,000 in 2002.

     Loss on Sale of Property and Equipment. We recorded a loss on sale of property and equipment of $20,000 in 2003 as compared to $57,000 in 2002. See
Note 3 to the Financial Statements.

     Accretion Expense. We recorded accretion expenses of $77,000 as a result of adapting SPAS 143 "Asset Retirement Obligations", effective January 1, 2003.

     Dividends on Preferred Stock. In 2003, dividends due on preferred stock due was $127,000, however the board of directors did not declare any dividends to be paid. In 2002, dividends on preferred stock due was $112,000, and paid was $112,000.

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

     Depreciation, Depletion and Amortization (DD & A). DD & A increased 8% from $2,491,000 in 2001 to $2,698,000 in 2002, due to our proved reserves being calculated slightly lower at the end of 2001.

     Dry Holes, Abandoned Property, Impaired Assets. The costs of a dry hole in Louisiana of $339,000, abandoned property in Oklahoma of $222,000 and impaired assets in Mississippi of $55,000 totaled $617,000 in 2002 compared to none in 2001.

     General and Administrative (G & A) Expenses. G & A expenses increased only slightly from $1,710,000 in 2001 to $1,728,000 in 2002.

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

     Loss on Sale of Property and Equipment. We recorded a loss on sale of property and equipment of $57,000 in 2002 as compared to $118,000 in 2001. See
Note 3 to the Financial Statements.

     Dividends on preferred stock due was $112,000 and paid was $112,000 in 2002. Dividends on preferred stock due was $56,000 and paid was $28,000 in 2001.

Contractual Obligations

     Our obligations as of December 31, 2004, under contractual obligations with maturities exceeding one year, were as follows:

                                                                                        More than 5
                    Total          2005          2006        2007        2008    2009      years
                -------------  -------------  ----------  ----------  ---------  -----  ------------
Long-term debt
 obligations    $ 23,603,897   $ 22,798,447   $ 506,565   $ 286,673   $ 12,212   $  -   $         -
Operating lease
 obligations         302,279        132,979     135,323      33,977          -      -             -
Asset retirement
 obligations       1,144,854              -           -      49,034     20,989      -     1,074,831
                -------------  -------------  ----------  ----------  ---------  -----  ------------
                $ 25,051,030   $ 22,931,426   $ 641,888   $ 369,684   $ 33,201   $  -   $ 1,074,831
                =============  =============  ==========  ==========  =========  =====  ============

Financial Condition and Capital Resources.

     At December 31, 2004, our current liabilities exceeded our current assets by $33,353,875, primarily because of the classification of approximately $29.6 million of Company debt as current. Substantially all of that debt was paid off in conjunction with the February 28, 2005 investment by Oaktree Capital
Management (see below). We had income available to common shareholders of $7,616,609 compared to a loss available to common shareholders of $3,151,509 at December 31, 2003.

     On April 27, 2004, we completed an $18,000,000 financing package with new energy lenders. We used $15,700,000 in net proceeds from the financing to retire existing debt of $27,584,145, resulting in forgiveness of debt of $12,475,612, the elimination of a hedging liability and the return to the Company of Series F Preferred Stock with an aggregate liquidation preference of $1,000,000 (this preferred stock, at the request of the Company, was transferred by the previous lender to a financial advisor to the Company and to two companies affiliated with two directors of the Company in satisfaction of Company obligations to them. (See "Certain Relationships and Related Transactions.") This taxable gain resulting from these transactions will be completely offset by available net operating loss carryforwards. The term of the note is eighteen months and it bears interest at the prime rate plus 11%. This rate increases by .75% per month beginning in month ten. We paid the new lenders $1,180,000 in cash fees and also issued them warrants to purchase 2,035,621 shares of our Common Stock at an exercise price of $.01 per share, expiring in five years. The warrants are subject to anti-dilution provisions. In connection with the February 2005 transactions described below, the anti-dilution provisions were amended such that additional issuances of stock (other than issuances to all holders) would not trigger an adjustment to the number of shares issuable upon exercise of the warrants.

     On January 7, 2005, we amended our April 2004 credit agreement to extend the target date for repayment to February 28, 2005. We exercised this option on January 26, 2005. We issued 29,100 shares of our common stock in connection with this amendment.

     In a subsequent event, on February 28, 2005, we sold in a private placement, 81,000 shares of our Series G Preferred Stock to OCMGW for an aggregate offering price of $40.5 million. GOGC issued, in a private placement, 2,000 shares of our Series A Preferred Stock, having a liquidation preference of $1.0 million, to OCMGW for $1.5 million. Net proceeds of the offerings of approximately $38 million after expenses are being used for the repayment of substantially all of our outstanding debt and other past due liabilities and for general corporate purposes.

     The Series G Preferred Stock bears a coupon of 8% per year, has an aggregate liquidation preference of $40.5 million, is convertible in the Common Stock at $0.90 per share and is senior to all of our capital stock. For the first four years after issuance, we may defer the payment of dividends on the Series G Preferred Stock and these deferred dividends will also be convertible into our Common Stock at $0.90 per share. In addition, the Series G Preferred Stock is entitled to nominate and elect a majority of the members of the Board of Directors of GulfWest.

     In connection with these transactions, the terms of the Series A Preferred Stock have been amended such that by March 15, 2005, all such stock would either convert into a newly created Series H Preferred Stock on a one for one basis or into Common Stock at a conversion price of $0.35 per share. The Series H Preferred Stock is required to be paid a dividend of 40 shares of Common Stock per share of Series H Preferred Stock per year. In addition, the Series H Preferred Stock is convertible into Common Stock at a conversion price of $0.35 per share. At March 15, 2005, holders of 6,700 shares of Series A Preferred Stock converted to Series H Preferred Stock and holders of 3,250 shares of Series A Preferred Stock converted to an aggregate 4,642,859 shares of Common Stock. One Series H Preferred Stock holder converted its shares of Series H Preferred Stock to 285,715 shares of Common Stock. The outstanding Series H Preferred Stock has an aggregate liquidation preference of $3.250 million. The Series H Preferred Stock is senior to all of our capital stock other than Series G Preferred Stock.

     In addition, we amended the terms of our 9,000 shares of Series E Preferred Stock such that the coupon of 6% per year they bear may be deferred for the next four years and these deferred dividends will be convertible into Common Stock at conversion price of $0.90 per share. The initial liquidation preference of the Series E Preferred Stock of $500 per share remains convertible into Common Stock at $2.00 per share. The Series E Preferred Stock has an aggregate liquidation preference of $4.5 million, and is senior to all of our Common Stock, of equal preference with our Series D Preferred Stock as to liquidation and junior to our Series G Preferred Stock and H.

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

                                    Average Prices(1)
                         ------------------------------------
                                  Crude Oil Per
                            And        Natural     Equivalent
                          Liquids        Gas         Barrel
                         ---------    ---------    ----------
                         (per Bbl)    (per Mcf)
2004
----
First                     $ 27.97      $  4.87      $ 28.59
Second                      30.41         5.34        31.18
Third                       32.72         5.44        33.36
Fourth                      35.32         5.97        35.58

2003
----
First                     $ 24.53      $  5.36      $ 28.08
Second                      23.53         4.47        25.04
Third                       23.85         4.32        24.86
Fourth                      24.99         4.56        25.02

2002
----
First                     $ 19.40      $  2.81      $ 18.31
Second                      20.75         3.16        19.83
Third                       22.04         2.87        19.67
Fourth                      22.38         3.56        22.11

------------------
(1) Average sales price are shown net of the settled amounts of our oil and gas hedge contracts.

ITEM 7a. Qualitative and Quantitative Disclosures About Market Risk.

     The following market rate disclosures should be read in conjunction with our financial statements and notes thereto beginning on Page F-1 of this Annual Report. All of our financial instruments are for purposes other than trading. We only enter into derivative financial instruments in conjunction with our oil and gas sales price hedging activities. Hypothetical changes in interest rates and prices chosen for the following stimulated sensitivity effects are considered to be reasonably possible near-term changes generally based on consideration of past fluctuations for each risk category. It is not possible to accurately predict future changes in interest rates and product prices. Accordingly, these hypothetical changes may not be an indicator of probable future fluctuations.

Interest Rate Risk

     We are exposed to interest rate risk on debt with variable interest rates. At December 31, 2004, we carried variable rate debt of $30,189,455. Assuming a one percentage point change at December 31, 2004 on our variable rate debt, the annual pretax net income or loss would change by $301,895.

Commodity Price Risk

     In the past we have entered into, and may in the future enter into, certain derivative arrangements with respect to portions of our oil and natural gas production to reduce our sensitivity to volatile commodity prices. During 2004, 2003, and 2002, we entered into price swaps and put agreements with financial institutions. We believe that these derivative arrangements, although not free of risk, allow us to achieve a more predictable cash flow and to reduce exposure to price fluctuations. However, derivative arrangements limit the benefit to us of increases in the prices of crude oil and natural gas sales. Moreover, our derivative arrangements apply only to a portion of our production and provide only partial price protection against declines in price. Such arrangements may expose us to risk of financial loss in certain circumstances. We expect that the monthly volume of derivative arrangements will vary from time to time. We continuously reevaluate our price hedging program in light of market conditions, commodity price forecasts, capital spending and debt service requirements. The following hedges were in place at December 31, 2004 or were added subsequent to that date and are effective for the periods shown.

          Crude Oil                         Volume/ Month         Average Price/ Unit
          ---------                         -------------         -------------------
January 2005 thru October 2005     Swap      10,000 Bbls                $32.00
April  2005 thru June 2005         Swap       2,000 Bbls                $56.50
July 2005 thru October 2005        Swap       1,000 Bbls                $56.50
November & December 2005           Swap      11,000 Bbls                $56.50
January 2006 thru March 2006      Collar     10,000 Bbls      Floor $50.00-$59.00 Ceiling
April 2006 thru December 2006     Collar      9,000 Bbls      Floor $50.00-$59.00 Ceiling
January 2007 thru December 2007   Collar      3,000 Bbls      Floor $45.00-$59.45 Ceiling

          Natural Gas                       Volume/ Month         Average Price/ Unit
          -----------                       -------------         -------------------
January 2005 thru October 2005     Swap      60,000 MMBTU                $5.15
April  2005 thru June 2005         Swap      20,000 MMBTU                $7.45
July 2005 thru October 2005        Swap      10,000 MMBTU                $7.45
November & December 2005           Swap      70,000 MMBTU                $7.45
January 2006 thru December 2006   Collar     70,000 MMBTU      Floor $6.00-$8.25 Ceiling
January 2007 thru December 2007   Collar     20,000 MMBTU      Floor $6.00-$6.95 Ceiling

     These volumes represent approximately 75% of the estimated production (for both oil and natural gas) on currently producing properties for the remainder of 2005 and for 2006 and approximately 30% of estimated production for 2007.

     We also had, at December 31, 2004, the following puts options in place for the months reflected. These contracts were terminated in conjunction with the new swap and cost-less collars added in March 2005.

          Crude Oil                     Monthly Volume           Price per Bbl
          ---------                     --------------           -------------
November 1, 2005 to April 30, 2006        7,000 Bbls               $25.75 put
May 1, 2006 to October 31, 2006           6,000 Bbls               $25.75 put
November 1, 2006 to April 30, 2007        5,000 Bbls               $25.75 put

          Natural Gas                   Monthly Volume          Price per MMBTU
          -----------                   --------------          ---------------
November 1, 2005 to April 30, 2006       50,000 MMBTU               $4.50 put
May 1, 2006 to October 31, 2006          40,000 MMBTU               $4.50 put
November 1, 2006 to April 30, 2007       30,000 MMBTU               $4.50 put

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

     The estimated change in fair value of the derivatives is reported in Other Income and Expense as unrealized (gain) loss on derivative instruments. The estimated fair value of the derivatives as of the balance sheet dates is reported in Other Assets (or Other Liabilities) as derivative instruments.

     Oil and gas sales are adjusted for gains or losses related to the effective portion of hedging transactions as the underlying hedged production is sold. Changes in fair value of the ineffective portion of designated hedges or for derivative arrangements that do not qualify as hedges are recognized in the consolidated statement of income as derivative gain or loss. Adjustments to oil and gas sales realized from our hedging activities resulted in a reduction in revenues of $1,841,209, $1,496,303 and $368,776 in 2004, 2003 and 2002,
respectively. In addition, we accrued an unrealized gain/(loss) on derivatives of ($1,505,527), $537,526 and ($1,596,575) in 2004, 2003 and 2002, respectively, for the fair value of the hedges at each balance sheet date. See Note 1 to our Consolidated Financial Statements included in this Annual Report for additional discussion on derivative instruments.

     All hedges which were in existence at March 31, 2004 were canceled as part of our debt restructuring on April 27, 2004. As of December 31, 2004, new derivative instruments in place had an estimated liability fair value of $1,505,527. A hypothetical change in oil and gas prices could have an effect on oil and gas futures prices, which are used to estimate the fair value of our derivative instruments. However, it is not practicable to estimate the resultant change, if any, in the future fair value of our derivative instruments.

     More generally, dramatic price volatility in the natural gas and oil markets has existed the past several years. In fact, the average quoted prices for natural gas hovered around the low levels of $2.10 per MCf in January 2002, with the expectation of further decreases. However, the market prices dramatically reversed in the summer months of 2002 and have continued to increase

ITEM 8. Financial Statements and Supplementary Data.

     Information with respect to this Item 8 is contained in our financial statements beginning on Page F-1 of this Annual Report.

ITEM 9. Changes In and Disagreements With Accountants and Accounting and Financial Disclosure.

     None

ITEM 9A. Controls and Procedures

     At the end of 2004, our President, Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 (b) under the Securities Exchange Act of 1934, as amended ("the Exchange Act"). Based upon this evaluation, they concluded that, subject to the limitations described below, the Company's disclosure controls and procedures offer reasonable assurance that the information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission.

     During the period covered by this report, there has been no change in the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, these controls.

     Limitations on the Effectiveness of Controls. Our management, including the President, Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and procedures will prevent all error and all fraud. A well conceived and operated control system is based in part upon certain assumptions about the likelihood of future events and can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.


                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant.

     Information regarding directors and executive officers of the registrant is incorporated herein by reference to our Proxy Statement that is expected to be filed prior to April 30, 2005.

ITEM 11. Executive Compensation.

     Information regarding executive compensation is incorporated herein by reference to our Proxy Statement that is expected to be filed prior to April 30, 2005

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to our Proxy Statement that is expected to be filed prior to April 30, 2005

ITEM 13. Certain Relationships and Related Transactions.

     Information regarding certain relationships and related transactions is incorporated herein by reference to our Proxy Statement that is expected to be filed prior to April 30, 2005.

ITEM 14. Principal Accountant Fees and Services.

     Information   regarding   principal   accountant   fees  and   services  is
incorporated herein by reference to our Proxy Statement that is expected to be filed prior to April 30, 2005.

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

c. Crude oil, natural gas, and natural gas liquids that may occur in undrilled prospects; and

d. Crude oil, natural gas, and natural gas liquids that may be recovered from oil sales and other sources.

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

                                     PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

     (a) The following documents are filed as part of this Report: (1) Financial Statements:

               Consolidated Balance Sheets at December 31, 2004 and 2003. Consolidated Statements of Operations for the years ended
                December 31, 2004, 2003 and 2002.
               Consolidated  Statements  of  Stockholders'  Equity for the years ended December 31, 2004, 2003 and 2002.
               Consolidated  Statements  of  Cash  Flows  for  the  years  ended
                December 31, 2004, 2003 and 2002.

               Notes to Consolidated  Financial  Statements,  December 31, 2004,
                2003 and 2002.

          (2)  Financial Statement Schedule:
               Schedule II - Valuation and Qualifying Accounts

          (3)  Exhibits:

          Number    Description
          ------    -----------

            3.1 Articles of Incorporation of the Registrant and Amendments thereto. (Previously filed with our Registration Statement on Form S-1, Reg. No. 33-53526, filed with the Commission on October 21, 1992.)

            3.2 Amendment to the Company's Articles of Incorporation to increase the number of shares of Class A Common Stock that the Company will have authority to issue from 20,000,000 to 40,000,000 shares, approved by the Shareholders on November 19, 1999 and filed with the Secretary of State of Texas on December 3, 1999. (Previously filed with our Definitive Proxy Statement, filed with the Commission on October 20, 1999.)

            3.3 Amendment to the Articles of Incorporation of the Registrant changing the name of the Registrant to "GulfWest Energy Inc.", approved by the Shareholders on May 18, 2001 and filed with the Secretary of Texas on May 21, 2001. (Previously filed with our Definitive Proxy Statement, filed with the Commission on April 16, 2001.)

            3.4 Bylaws of the Registrant. (Previously filed with our Registration Statement on Form S-1, Reg. No. 33-53526, filed with the Commission on October 21, 1992.)

            3.5 Statement of Resolution Establishing Series H Convertible Preferred Stock, dated February 28, 2005. (Previously filed with our Form 8-K, Reg. No. 001-12108, filed with the Commission on March 4, 2005.)

            3.6 Statement of Resolution Establishing Series G Convertible Preferred Stock, dated February 28, 2005. (Previously filed with our Form 8-K, Reg. No. 001-12108, filed with the Commission on March 4, 2005.)

           *3.7 Certificate of Correction to the Statement of Resolution Establishing Series G Convertible Preferred Stock, dated March 16, 2005.

            3.8 Articles of Amendment amending Statement of Resolution Establishing Series E Preferred Stock, dated February 28, 2005. (Previously filed with our Form 8-K, Reg. No. 001-12108, filed with the Commission on March 4, 2005.)

            3.9 Articles of Amendment amending Statement of Resolution Establishing Series A Preferred Stock, dated February 28, 2005. (Previously filed with our Form 8-K, Reg. No. 001-12108, filed with the Commission on March 4, 2005.)

           3.10 Statement of Resolution Establishing and Designating a Series of Shares of GulfWest Oil & Gas Company Series A Preferred Stock, as filed with the Secretary of State of Texas on April 26, 2004. (Previously filed with our Current Report on Form 8-K dated April 29, 2004 and filed with the Commission on May 10, 2004.)

           3.11 Statement of Resolution Establishing and Designating a Series of Shares of GulfWest Energy Inc. Series D Preferred Stock, as filed with the Secretary of State of Texas on June 11, 2000. (Previously filed with our Registration Statement on Form S-1, Reg. No. 333-116048, filed with the Commission on June 1, 2004.)

           3.12 Statement of Resolution Establishing and Designating a Series of Shares of GulfWest Energy Inc. Series E Preferred Stock, as filed with the Secretary of State of Texas on August 14, 2001. (Previously filed with our Current Report on Form 8-K dated August 16, 2001 and filed Commission on August 31, 2001.)

           3.13 Statement of Resolution Establishing and Designating a Series of Shares of GulfWest Energy Inc. Series F Preferred Stock, as filed with the Secretary of State of Texas on June 18, 2003. (Previously filed with our Registration Statement on Form S-1, Reg. No. 333-116048, filed with the Commission on June 1, 2004.)

            4.1 Letter Agreement by and among GulfWest Energy Inc., a Texas corporation, GulfWest Oil & Gas Company and the investors listed on the signature page thereof, dated April 22, 2004. (Previously filed with our Current Report on Form 8-K, dated April 29, 2004 and filed with the Commission on May 10, 2004.)

            4.2 Warrant Agreement made by and between GulfWest Energy Inc., and Highbridge/Zwirn Special Opportunities FUND, L.P., and Drawbridge Special Opportunities Fund LP, Grantees, dated and effective April 29, 2004. (Previously filed with our Current Report on Form 8-K dated April 29, 2004 and filed with the Commission on May 10, 2004.)

            4.3 Shareholders Rights Agreement between GulfWest Energy Inc. and OCM GW Holdings, LLC dated February 28, 2005. (Previously filed with our Form 13D, Reg. No. 005-54301, filed with the Commission on March 10, 2005.)

           *4.4 Omnibus and Release Agreement among GulfWest Energy Inc., OCM GW Holdings, LLC and those signatories set forth on the signature page thereto, dated as of February 28, 2004. (Previously filed with our Form 13D, Reg. No. 005-54301, filed with the Commission on March 10, 2005.)

            4.5 Share Transfer Restriction Agreement between J. Virgil Waggoner and OCM GW Holdings, LLC, dated February 28, 2005.

           *4.6 Irrevocable Proxy executed by J. Virgil Waggoner dated February 28, 2005.

           *4.7 Exchange Agreement between GulfWest Energy Inc. and GulfWest Oil & Gas Company, dated February 28, 2005.

           *4.8 Letter Agreement among OCM GW Holdings, LLC, OCM Principal Opportunities Fund III, L.P., OCM Principal Opportunities Fund III GP, LLC, Oaktree Capital Management, LLC, GulfWest Energy Inc., GuflWest Oil & Gas Company and J. Virgil Waggoner dated February 28, 2005

            4.9 Subscription Agreement among OCM GW Holdings, LLC, Allan D. Keel and those individuals listed on the signature page thereto, dated February 28, 2005. (Previously filed with our Form 13D, Reg. No. 005-54301, filed with the Commission on March 10, 2005.)

          *4.10 First Amendment to Warrant Agreement among GulfWest Energy Inc., D.B. Zwirn Special Opportunities Fund, L.P. and Drawbridge Special Opportunities Fund, dated February 28, 2005.

          *10.1     Employment Agreement between Allan D. Keel and GulfWest
                     Energy, Inc., dated February 28, 2005.

          *10.2     Employment Agreement between E. Joseph Grady and GulfWest
                     Energy, Inc., dated February 28, 2005.

          10.3 GulfWest Oil Company 1994 Stock Option and Compensation Plan,amended and restated as of April 1, 2001 and approved by the shareholders on May 18, 2001. (Previously filed with our Proxy Statement on Form DEF 14A, filed with the Commission on April 16, 2001.)

          *10.4     GulfWest Energy Inc. 2004 Stock Option Incentive Plan

          *10.5     GulfWest Energy Inc. 2005 Stock Option Incentive Plan.

          *10.6 Form of GulfWest Energy Inc. 2005 Stock Incentive Plan Stock Option Agreement.

          *10.7     Form of Warrant Agreement.

          *10.8     Indemnification Agreement between GulfWest Energy Inc. and
                    J. Virgil Waggoner, dated February 28, 2005.

          *10.9     Indemnification Agreement between GulfWest Energy Inc. and
                    B. James Ford, dated February 28, 2005.

         *10.10 Indemnification Agreement between GulfWest Energy Inc. and Skardon F. Baker, dated February 28, 2005.

         *10.11     Indemnification Agreement between GulfWest Energy Inc. and
                      John Loehr, dated February 28, 2005.

         *10.12     Indemnification Agreement between GulfWest Energy Inc. and
                      Allan Keel, dated February 28, 2005.

         *10.13 Letter Agreement among D.B. Zwirn Special Opportunities Fund, LP, GulfWest Oil & Gas, and Drawbridge Special Opportunities Fund, LP, dated January 7, 2005.

          10.14 Series G Subscription Agreement between GulfWest Energy Inc. and OCM GW Holdings, LLC dated February 28, 2005. (Previously filed with our Form 13D, Reg. No. 005-54301, filed with the Commission on March 10, 2005.)

          10.15 Series A Subscription Agreement between GulfWest Oil & Gas Company and OCW GW Holdings, LLC dated February 28, 2005. (Previously filed with our Form 13D, Reg. No. 005-54301, filed with the Commission on March 10, 2005.)

         *10.16 Letter Agreement between W.L. Addison Investment, L.L.C., GulfWest Energy Inc., and Setex Oil and Gas Company dated February 24, 2005 extending Option Agreement for the Purchase of Oil and Gas Leases dated March 5, 2004.

         *10.17 Letter Agreement between W.L. Addison Investment, L.L.C., GulfWest Energy Inc., and Setex Oil and Gas Company dated July 15, 2004 extending Option Agreement for the Purchase of Oil and Gas Leases dated March 5, 2004.

          10.18 Option Agreement for the Purchase of Oil and Gas Leases with W.L. Addison Investments L.L.C. dated March 5, 2004 (Previously filed with our Registration Statement on Form S-1, Reg. No. 333-116048, filed with the Commission on June 1, 2004.)

          10.19 Employment Agreement with Thomas R. Kaetzer. (Previously filed with our Registration Statement on Form S-1, Reg. No. 333-116048, filed with the Commission on June 1, 2004.)

          10.20 Consulting Agreement with Marshall A. Smith. (Previously filed with our Registration Statement on Form S-1, Reg. No. 333-116048, filed with the Commission on June 1, 2004.)

          10.21 Oil and Gas Property Acquisition, Exploration and Development Agreement with Summit Investment Group-Texas, L.L.C. effective December 1, 2001. (Previously filed with our Registration Statement on Form S-1, Reg. No. 333-116048, filed with the Commission on June 1, 2004.)

          10.22 Credit Facility between GulfWest Energy Inc. and Highbridge/Zwirn Special Opportunities FUND, L.P., and Drawbridge Special Opportunities Fund LP, Grantees, dated and effective April 29, 2004. (Previously filed with our Registration Statement on Form S-1, Reg. No. 333-116048, filed with the Commission on June 1, 2004.)

          10.23 Credit Agreement between GulfWest Development Company and Texas Capital Bank, dated November 30, 2000. (Previously filed with our Registration Statement on Form S-1, Reg. No. 333-116048, filed with the Commission on June 1, 2004.)

          10.24 First Amendment to Credit Agreement between GulfWest Development Company and Texas Capital Bank, dated October 24, 2001. (Previously filed with our Registration Statement on Form S-1, Reg. No. 333-116048, filed with the Commission on June 1, 2004.)

          10.25 Revolving Letter Loan Agreement between GulfWest Energy Inc. and Texas Capital Bank, N.A. dated April 3, 2002. (Previously filed with our Registration Statement on Form S-1, Reg. No. 333-116048, filed with the Commission on June 1, 2004.)

          10.26 Change in Terms Agreement between GulfWest Energy Inc. and Southwest Bank of Texas N.A. dated April 29, 2003. (Previously filed with our Registration Statement on Form S-1, Reg. No. 333-116048, filed with the Commission on June 1, 2004.) *22.1 Subsidiaries of the Registrant (included on page 3 of this Annual Report.

          *23.1     Consent of Weaver and Tidwell, L.L.P.

          *23.2     Consent of Independent Petroleum Engineers.

            *25 Power of Attorney (included on signature page of this Annual Report).

          *31.1     Certification   of  Chief  Executive   Officer  pursuant  to
                    Exchange Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; filed herewith.

          *31.2     Certification   of  Chief  Financial   Officer  pursuant  to
                    Exchange Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; filed herewith.

            *32     Certification  pursuant to 18.U.S.C Section 1350 pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002; filed herewith.

                    *Filed Herewith

                               S I G N A T U R E S

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    GULFWEST ENERGY INC.

Date: March 31,2005                                 By  /s/ Allan D. Keel
                                                        ------------------------
                                                        Allan D. Keel, President

                                POWER OF ATTORNEY

     Know all men by these presents, that each person whose signature appears below constitutes and appoints Allan D. Keel as his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place, and stead, in any and all capacities to sign any and all amendments or supplements to this Annual Report on Form 10-K, and to file the same, and with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant, and in the capacities and on the dates indicated.


     Signature                            Title                        Date
----------------------     ----------------------------------     --------------
/s/ J. Virgil Waggoner     Chairman of the Board                  March 29, 2005
----------------------
J. Virgil Waggoner

/s/ Allan D. Keel          President, Chief Executive Officer     March 29, 2005
-----------------          and Director
Allan D. Keel

/s/ E. Joseph Grady        Senior Vice President and              March 29, 2005
--------------------       Chief Financial Officer
E. Joseph Grady

/s/ Richard L. Creel       Vice President Finance and             March 29, 2005
--------------------       Chief Accounting Officer
Richard L. Creel

/s/ Skardon F. Baker       Director                               March 29, 2005
--------------------
Skardon F. Baker

/s/ John E. Loehr          Director                               March 29, 2005
-----------------
John E. Loehr

/s/ B. James Ford          Director                               March 29, 2005
-----------------
B. James Ford

                              GULFWEST ENERGY INC.

                                FINANCIAL REPORT

                                DECEMBER 31, 2004

                                 C O N T E N T S

                                                                            Page
                                                                            ----
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FINANCIAL STATEMENTS

      Consolidated Balance Sheets............................................F-2

      Consolidated Statement of Operations...................................F-4

      Consolidated Statements of Stockholders Equity.........................F-5

      Consolidated Statements of Cashflows...................................F-7

      Notes to Consolidated Financial Statements.............................F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.....................F-33

FINANCIAL STATEMENT SCHEDULE

      SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS........................F-34

      All other Financial Statement Schedules have been omitted because they are either inapplicable or the information required is included in the financial statements or the notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and
 Board of Directors
GULFWEST ENERGY INC.

We have audited the accompanying consolidated balance sheets of GulfWest Energy Inc. (a Texas Corporation) and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of The Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GulfWest Energy Inc. and Subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/WEAVER AND TIDWELL, L.L.P
WEAVER AND TIDWELL, L.L.P.

Dallas, Texas
March 29, 2005

                      GULFWEST ENERGY INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2004 AND 2003


                                     ASSETS

                                                                        2004           2003
                                                                   -------------   ------------
CURRENT ASSETS
     Cash and cash equivalents                                     $    411,377    $    483,618
     Accounts receivable - trade, net of allowance
          for doubtful accounts of $-0- in 2004 and 2003              1,674,448       1,099,802
     Prepaid expenses                                                   128,717         159,269
                                                                   ------------    ------------
               Total current assets                                   2,214,542       1,742,689
                                                                   ------------    ------------
OIL AND GAS PROPERTIES,
     using the successful efforts method of accounting               58,557,072      58,472,886

OTHER PROPERTY AND EQUIPMENT                                          1,437,206       2,132,220
     Less accumulated depreciation, depletion and amortization       (9,870,962)    (10,017,931)
                                                                   ------------    ------------
     Net oil and gas properties and other property and equipment     50,123,316      50,587,175
                                                                   ------------    ------------
OTHER ASSETS
     Deposits                                                             9,804          20,142
     Investments                                                        274,362              --
                                                                   ------------    ------------
     Debt issuance cost, net                                          1,756,316          78,768
     Deferred tax asset                                               3,322,551
                                                                   ------------    ------------
               Total other assets                                     5,363,033          98,910
                                                                   ------------    ------------
TOTAL ASSETS                                                       $ 57,700,891    $ 52,428,774
                                                                   ============    ============

                      GULFWEST ENERGY INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2004 AND 2003


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                               2004            2003
                                                           ------------    ------------
CURRENT LIABILITES
     Notes payable                                         $  4,916,568    $  8,182,165
     Notes payable - related parties                          2,140,000       1,465,000
     Current portion of long-term debt                       22,686,254      29,396,092
     Current portion of long-term debt - related parties        112,192         130,152
     Accounts payable - trade                                 4,654,561       5,002,675
     Accrued expenses                                           940,587         443,568
     Income taxes payable                                       118,255
                                                           ------------    ------------
               Total current liabilities                     35,568,417      44,619,652
                                                           ------------    ------------
NONCURRENT LIABILITIES
     Long-term debt, net of current portion                     805,450          35,801
     Asset retirement obligations                             1,144,854       1,357,206
                                                           ------------    ------------
               Total noncurrent liabilities                   1,950,304       1,393,007
                                                           ------------    ------------
OTHER LIABILITES
        Derivative instruments                                1,505,527         591,467
                                                           ------------    ------------
               Total Liabilities                             39,024,248      46,604,126
                                                           ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock                                                253             190
     Common Stock                                                19,394          18,493
     Additional paid-in capital                              34,062,502      29,283,692
     Retained deficit                                       (15,405,506)    (23,477,727)
                                                           ------------    ------------
               Total stockholders' equity                    18,676,643       5,824,648
                                                           ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 57,700,891    $ 52,428,774
                                                           ============    ============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                            2004            2003             2002
                                                        ------------   --------------   ------------
OPERATING REVENUES
     Oil and gas sales                                   $ 11,101,114    $ 10,844,460    $  10,447,169
     Well servicing revenues                                                                    39,116
     Operating overhead and other income                      106,559         166,263          353,512
                                                         ------------    ------------    -------------
          Total Operating Revenues                         11,207,673      11,010,723       10,839,797
                                                         ------------    ------------    -------------
OPERATING EXPENSES
     Lease operating expenses                               4,879,754       5,527,841        5,430,205
     Cost of well servicing operations                                                          56,295
     Depreciation, depletion and amortization               2,184,815       2,226,123        2,697,784
     Dry holes, abandoned property and impaired assets        452,516         358,737          617,365
     Accretion on asset retirement obligations                 72,247           76,823
     Settlement of asset retirement obligations               41,780
     General administrative                                 2,018,746       2,262,425        1,727,858
                                                         ------------    ------------    -------------
          Total Operating Expenses                          9,649,858      10,451,949       10,529,507
                                                         ------------    ------------    -------------
INCOME FROM OPERATIONS                                      1,557,815         558,774          310,290
                                                         ------------    ------------    -------------
OTHER INCOME AND EXPENSE
     Interest expense                                      (4,153,578)     (3,363,330)      (3,159,381)
     Other financing costs                                 (1,472,318)      (1,000,000)
     Loss on sale of property and equipment                (2,034,079)        (19,848)         (56,647)
     Unrealized gain (loss) on derivative instruments      (1,505,527)        537,526       (1,596,575)
     Forgiveness of debt                                   12,475,612
                                                         ------------    ------------    -------------
          Total Other Income and (Expense)                  3,310,110      (3,845,652)      (4,812,603)
                                                         ------------    ------------    -------------
INCOME (LOSS) BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLES                                  4,867,925      (3,286,878)      (4,502,313)
INCOME TAX BENEFIT                                          3,204,296
                                                         ------------    ------------    -------------
INCOME (LOSS) BEFORE CUMULATIVE
     EFFECT OF CHANGE IN ACCOUNTING
     PRINCIPLES                                             8,072,221      (3,286,878)      (4,502,313)
CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLES, NET OF INCOME
     TAXES                                                                    262,452
                                                         ------------    ------------    -------------
NET INCOME (LOSS)                                           8,072,221      (3,024,426)      (4,502,313)
DIVIDENDS ON PREFERRED STOCK
     (PAID 2004-$-0-; 2003-$112,500; 2002-$28,125)           (455,612)       (127,083)        (112,500)
                                                         ------------    ------------    -------------
NET INCOME (LOSS) AVAILABLE TO COMMON
     SHAREHOLDERS                                        $  7,616,609    $ (3,151,509)   $  (4,614,813)
                                                         ============    ============    =============
NET INCOME (LOSS) PER SHARE, BASIC
     BEFORE CUMULATIVE EFFECT OF CHANGE
      IN ACCOUNTING PRINCIPLES                           $        .41    $       (.18)   $        (.25)
CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLES                                                        .01
                                                         ------------    ------------    -------------
NET INCOME (LOSS) PER SHARE BASIC                        $        .41    $       (.17)   $        (.25)
                                                         ============    ============    =============
NET INCOME (LOSS) PER SHARE, DILUTED BEFORE CUMULATIVE
     EFFECT OF CHANGE IN ACCOUNTING PRINCIPLES           $        .26    $       (.18)   $        (.25)
CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLES                                                        .01
                                                         ------------    ------------    -------------
NET INCOME (LOSS) PER SHARE, DILUTED                     $        .26    $       (.17)   $        (.25)
                                                         ============    ============    =============

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002


                                                                     Number of Shares
                                                                  Preferred       Common
                                                                     Stock         Stock
                                                                  ---------     ----------
BALANCE, December 31, 2001                                           17,000     18,492,541
     Issuance of warrants for additional financing
     Net loss
     Dividends paid on preferred stock
                                                                  ---------     ----------
BALANCE, December 31, 2002                                           17,000    18,492,541
                                                                  =========     ==========
     Issuance of warrants for additional financing
     Issuance of preferred stock related to current financing         2,000
     Net loss
                                                                  ----------    ----------
BALANCE, December 31, 2003                                           19,000     18,492,541
                                                                  ==========    ==========
     Issuance of warrants for additional financing

     Issuance of preferred stock related to current refinancing       8,000

     Conversion of preferred stock to Common Stock                   (1,710)       901,428

     Net income
                                                                  ----------    ----------
BALANCE, December 31, 2004                                            25,290    19,393,969
                                                                  ==========    ==========




The Notes to Consolidated Financials are an integral part of these statements.

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002


 Preferred            Common        Additional Paid-In   Retained
  Stock               Stock               Capital        Deficit
------------       ------------        ------------    ------------
$        170       $     18,493        $ 28,164,712    $(15,838,488)

                                             93,500

                                                         (4,502,313)

                                                           (112,500)
------------       ------------        ------------    ------------
$        170       $     18,493        $ 28,258,212    $(20,453,301)
============       ============        ============    ============

                                             25,500
          20                                999,980

                                                         (3,024,426)
------------       ------------        ------------    ------------
$        190       $     18,493        $ 29,283,692    $(23,477,727)
============       ============        ============    ============
                                            916,029

          80                              3,863,665

         (17)               901                (884)

                                                          8,072,221
------------       ------------        ------------    ------------
$        253       $     19,394        $ 34,062,502    $(15,405,506)
============       ============        ============    ============







The Notes to Consolidated Financials are an integral part of these statements.

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002


                                                                         2004             2003            2002
                                                                     ------------    -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                               $  8,072,221    $ (3,024,426)   $ (4,502,313)
     Adjustments  to  reconcile  net  income  (loss)
        to net  cash  Provided  by
          operating activities:
               Depreciation, depletion and amortization                 2,184,815       2,226,123       2,697,784
               Accretion expense                                           72,247          76,823
               Settlement of asset retirement obligations                 (25,769)
               Amortization of debt issuance cost                       1,379,818
               Discount expense on note payable                           413,910
               Forgiveness of debt                                    (12,475,612)
               Common  Stock and  warrants  issued
                 and charged to operations                                                 25,500          93,500
               Other financing costs                                                    1,000,000
               Deferred tax asset                                      (3,322,551)
               Income tax payable                                         118,255
               Notes payable issued for  interest expense                  61,046
               Loss on sale of property and equipment                   2,034,079          19,848          56,647
               Dry holes, abandoned property, impaired assets             452,516         358,737         617,365
               Unrealized (gain) loss on derivative instruments         1,505,527        (537,526)      1,596,575
               Cumulative effect of accounting change                                    (262,452)
               Provision for bad debts                                                     29,201
               (Increase) decrease in accounts receivable -
                 trade, net                                              (267,271)        232,443        (109,437)
               (Increase) decrease in prepaid expenses                     30,552         144,637        (179,825)
               Increase (decrease) in accounts payable and
                 accrued expenses                                         279,859       1,235,503       1,043,994
                                                                     ------------    ------------    ------------
                   Net cash provided by operating activities              513,642       1,524,411       1,314,290
                                                                     ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Deposits returned                                                     10,338
     Proceeds from sale of property and equipment                       1,250,675          38,561         675,440
     Capital expenditures                                              (6,141,988)      1,067,924       (5,861,969)
                                                                     ------------    ------------    ------------
                         Net cash used in investing activities         (4,880,975)      1,029,363       (5,186,529)
                                                                     ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of preferred stock, net                         3,363,745
     Payments on debt                                                 (18,144,776)     (1,672,288)      (3,410,778)
     Proceeds from debt issuance                                       21,304,258         973,164        7,394,181
     Debt issuance cost                                                (2,228,135)
     Dividends paid
                                                                                                         (112,500)
                                                                     ------------    ------------    ------------
                         Net cash  provided by (used in) financing
                           activities                                   4,295,092        (699,124)      3,870,903
                                                                     ------------    ------------    ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (72,241)       (204,076)         (1,336)

CASH AND CASH EQUIVALENTS,
     Beginning of year                                                    483,618         687,694         689,030
                                                                     ------------    ------------    ------------
CASH AND CASH EQUIVALENTS,
     End of year                                                     $    411,377    $    483,618    $    687,694
                                                                     ============    ============    ============
CASH PAID FOR INTEREST                                               $  3,718,940    $  3,216,034    $  3,004,015
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

         Organization

                           GulfWest Energy Inc. and our  subsidiaries  intend to
                  pursue the acquisition of quality oil and gas prospects, which have proved developed and undeveloped reserves, and the development of prospects with third party industry partners.

                           The accompanying  consolidated  financial  statements
                  include our company and its wholly-owned subsidiaries: RigWest Well Service, Inc. ("RigWest"), GulfWest Texas Company ("GWT"), both formed in 1996; DutchWest Oil Company formed in 1997; SETEX Oil and Gas Company ("SETEX") formed August 11, 1998; Southeast Texas Oil and Gas Company, L.L.C. ("Setex LLC") acquired September 1, 1998; GulfWest Oil and Gas Company formed February 18, 1999; LTW Pipeline Co. formed April 19, 1999; GulfWest Development Company ("GWD") formed November 9, 2000 and GulfWest Oil and Gas Company (Louisiana) LLC, formed July 31, 2001. All material intercompany transactions and balances have been eliminated in consolidation.

         Statement of Cash Flows

                           We consider all highly liquid investment  instruments
                  purchased with remaining maturities of three months or less to be cash equivalents for purposes of the consolidated statements of cash flows.

                  Non-Cash Investing and Financing Activities:

                           During the twelve  month  period  ended  December 31,
                  2004, in settlement of a contract we issued a note payable for $600,000 in replacement of an account payable for $538,954 and the recognition of an additional $61,046 of interest expense. Also, as a result of refinancing debt in which we recorded a $12,475,612 forgiveness of debt, we issued Common Stock warrants valued at $916,029 which were recorded as a discount to the face value of the new note issued, we issued $500,000 of preferred stock of a wholly owned subsidiary as a commission to our financial advisor, and recorded a $360,000 payable for a loan termination fee. The termination fee was subsequently increased by $48,000 as a result of increasing the principal amount of the new note. We also financed field trucks for $78,036. In addition, we invested $274,362 in a partnership by contributing our cost basis of $76,732 in a natural gas pipeline and $197,630 in undeveloped oil and gas leases to the partnership.

                           During the twelve  month  period  ended  December 31,
                  2003, we adopted Statement of Financial Accounting Standard No. 143 "Asset Retirement Obligations" (SFAS 143). As a result of adopting SFAS 143, effective January 1, 2003, we recorded an asset retirement obligation liability of $1,280,383, an increase in the carrying value of our oil and gas properties of $1,058,445, a reduction in accumulated depletion of $484,390 a change of $262,452 to income as a cumulative effect of a change in accounting principal. This retirement liability was increased during 2004 and 2003 by recognizing$72,247 and $76,823 respectfully, in accretion expense. Also, we decreased the current portion of long term debt-related parties by applying $17,300 in deposits and reclassified $176,320 from accrued expenses to current portion of long term debt.

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  in Summary of Significant Accounting Policies (continued)



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

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Summary of Significant Accounting Policies - continued

         Other Property and Equipment - continued

                  Capitalized costs relating to other properties and equipment:

                                                        2004          2003
                                                     ----------    --------
                      Automobiles                    $  285,384    $ 420,776
                      Office equipment                  148,173      148,172
                      Gathering system                  271,651      529,486
                      Well servicing equipment          731,998    1,033,786
                                                     -----------   ---------
                                                      1,437,206    2,132,220

                      Less accumulated depreciation    (872,364)  (1,268,330)
                                                     ----------    ---------
                      Net capitalized cost              564,842      863,890
                                                     ==========    =========

         Impairments

                           We  have  adopted  SFAS  144   "Accounting   for  the
                  Impairment or Disposal of Long- Lived Assets". Accordingly, impairments, measured using fair market value, are recognized whenever events or changes in circumstances indicate that the carrying amount of long-lived assets (other than unproved oil and gas properties discussed above) may not be recoverable and the future undiscounted cash flows attributable to the asset are less than its carrying value.

         Revenue Recognition

                           We recognize oil and gas revenues on the sales method
                  as oil and gas production is sold. Differences between sales and production volumes during the years ended December 31, 2004, 2003, and 2002 were not significant. Well servicing revenues are recognized as the related services are performed. Operating overhead income is recognized based upon monthly contractual amounts for lease operations and other income is recognized as earned.

         Trade Accounts Receivable

                           We grant credit to creditworthy independent and major
                  oil and gas companies for the sale of crude oil and natural gas. In addition, we grant credit to joint owners of oil and gas properties, which we, through our subsidiary, SETEX, operate. Such amounts are secured by the underlying ownership interests in the properties. We also grant credit to various third parties through RigWest for well servicing operations.

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

         Fair Value of Financial Instruments

                           At  December  31,  2004  and  2003,   our   financial
                  instruments consist of notes payable and long-term debt. Interest rates currently available to us for notes payable and long-term debt with similar terms and remaining maturities are used to estimate fair value of such financial instruments. Accordingly, since interest rates on substantially all of our debt are variable, market based rates, the carrying amounts are a reasonable estimate of fair value.

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Debt Issuance Costs

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

         Stock Based Compensation

                           In  October   1995,   SFAS  No.  123,   "Stock  Based
                  Compensation," (SFAS 123) was issued. This statement requires that we choose between two different methods of accounting for stock options and warrants. The statement defines a fair-value-based method of accounting for stock options and warrants but allows an entity to continue to measure compensation cost for stock options and warrants using the accounting prescribed by APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Use of the APB 25 accounting method results in no compensation cost being recognized if options are granted at an exercise price at the current market value of the stock or higher. We are required by SFAS 123 to make pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair value method had been applied in its 2004, 2003 and 2002 financial statements. All options were issued with an exercise price at or above fair market value on the date of grant with the exception of one grant of 281,000 options, for which we have accrued $129,260 in compensation expense in 2004. Also see Recent Accounting Pronouncements.

                           During  2004,  2003 and 2002,  we issued  options and
                  warrants totaling: 1,610,000 shares in 2004 (exercisable 1,085,000); 35,000 in 2003 (all exercisable); 405,000 shares in 2002 (all exercisable), respectively, to employees and directors as compensation. If we had used the fair value method required by SFAS 123, our net income (loss) and per share information would approximate the following amounts:


                                 2004                          2003                          2002
                       --------------------------   ----------------------------  --------------------------
                            As                                                         As
                         Reported      ProForma     As Reported      ProForma       Reported       ProForma
                       -----------   -----------    -----------    ------------   -----------    -----------
  SFAS 123
  compensation cost    $                 425,500    $              $     7,350    $              $    38,300

  APB 25
  compensation cost    $   129,260   $  (129,260)   $              $              $              $

Net income (loss)      $ 7,616,609   $ 7,320,369    $(3,151,509)   $(3,158,859)   $(4,614,813)   $(4,653,113)

  Income (loss) per
  common share-basic   $       .41   $       .39    $      (.17)   $      (.17)   $      (.25)   $      (.25)

  Income (loss) per
  common
  share-diluted        $       .26   $       .23    $      (.17)   $      (.17)   $      (.25)   $      (.25)

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

                           We  use  the  Black-Sholes  option-pricing  model  to
                  estimate the fair value of the options and warrants (to employee and non-employees) on the grant date. Significant assumptions include (1) risk free interest rate 2004- 3.0%, 2003 - 3.0%; 2002 - 3.0%; (2) weighted average expected life 2004- 3.0, 2003 - 3.4; 2002 - 3.6; (3) expected volatility of
                  2004-  94.32%,  2003 -  147.43%;  2002 -  101.73%;  and (4) no
                  expected dividends.

         Implementation of New Financial Accounting Standards

                           Effective  January 1, 2001,  we adopted  SFAS No. 133
                  "Accounting for Derivative Instruments and other Hedging Activities", as amended by SFAS No. 137 and No. 138. It has been determined that our oil and gas hedging agreements meet the definition of SFAS 133 "Accounting for Derivative Instruments and other Hedging Activities" and are accounted for as a derivative instruments.

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

                    GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Summary of Significant Accounting Policies - continued

         Implementation of New Financial Accounting Standards - continued

                           In  June  2002,   the  FASB   issued  SFAS  No.  146,
                  "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and
                  Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost as defined was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the fair value is the objective for the initial measurement of the liability. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. This statement will impact the timing of our recognition of liabilities for costs associated with future exit or disposal activities.

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

         Recent Accounting Pronouncements

                           On  December  16,  2004,  the  Financial   Accounting
                  Standards  Board (FASB) issued FASB Statement No. 123 (revised
                  2004), Share-Based Payments which is a revision of FASB No. 123, Accounting for Stock-Based Compensation. Statement 123
                  (R) supercedes APB opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share- based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The provisions of this statement become effective for our third quarter of 2005. Management has not yet determined the impact that this statement will have on our consolidated financial statements.

                    GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.  Recapitalization

         At December 31, 2004, despite certain refinancing during 2004 our current liabilities exceeded our current assets by $33,353,875, which without additional capital left doubt about our ability to survive; however this doubt was eliminated pursuant to the 2005 recapitalization described below.

         On April 27, 2004, we completed an $18,000,000 financing package with new energy lenders. We used $15,700,000 to retire existing debt of $27,584,145, resulting in forgiveness of debt of $12,475,612, the elimination of a hedging liability and the return to us our Series F Convertible Preferred Stock with an aggregate liquidation preference of $1,000,000. This preferred stock, at our request, was transferred to our financial advisor and to two companies affiliated with two of our directors. See "Certain Relationships and Related Transactions." This taxable gain resulting from these transactions will be completely offset by available net operating loss carryforwards. The term of the note is eighteen months and it bears interest at the prime rate plus 11%. This rate increases by .75% per month beginning in month ten. We paid the new lenders $1,180,000 in cash fees and also issued them warrants to purchase 2,035,621 shares of our Common Stock at an exercise price of $.01 per share, expiring in five years. The warrants are subject to anti-dilution provisions.

         We continued to pursue new equity capital during 2005, culminating in the sale of $42,000,000 in newly issued preferred stock. In a subsequent event, on February 28, 2005, we sold in a private placement, 81,000 shares of our Series G Preferred Stock to OCMGW for an aggregate offering price of $40.5 million. In addition, our subsidiary, GulfWest Oil & Gas Company (GOGC) issued, in a private placement, 2,000 shares of its Series A Preferred Stock, having a liquidation preference of $1.0 million, to OCMGW for $1.5 million. Net proceeds of the offerings of approximately $38 million after expenses are being used for the repayment of debt and other liabilities and for general corporate purposes. See note 5.

         The Series G Preferred Stock bears a coupon of 8% per year. The Series G Preferred Stock has an aggregate liquidation preference of $40.5 million, and is senior to all of our capital stock. For the first four years after issuance, we may defer the payment of dividends on the Series G Preferred Stock and these deferred dividends will also be convertible into our Common Stock at $0.90 per share. In addition, the Series G Preferred Stock is entitled to vote on an as-converted basis with the Common Stockholders and, as a class, to nominate and elect a majority of the members of the Board of Directors of GulfWest. The Series G Preferred Stock is senior in liquidation preference to all of our capital stock.

         In connection with these transactions, the terms of the Series A Preferred Stock have been amended such that by March 15, 2005, all such stock will either convert into a newly created Series H Preferred Stock on a one for one basis or into Common Stock at a conversion price of $0.35 per share. The Series H Convertible Preferred Stock has a liquidation preference of $500 per share and is required to be paid a dividend of 40 shares of Common Stock per share per year. In addition, the Series H Convertible Preferred Stock is convertible into Common Stock at a conversion price of $0.35 per share. At March 15, 2005, holders of 6,700 shares of Series A Preferred Stock converted to Series H Preferred Stock and holders of 3,250 shares of Series A Preferred Stock converted to an aggregate 4,642,859 shares of Common Stock. The outstanding Series H Preferred Stock has an aggregate liquidation preference of $3.350 million and is senior to all of our capital stock other than Series G Preferred Stock.

                    GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In addition, we amended the terms of our 9,000 shares of Series E Preferred Stock such that the coupon of 6% per year they bear may be deferred for the next four years and these deferred dividends will be convertible into Common Stock at conversion price of $0.90 per share. The initial liquidation preference of the Series E Preferred Stock of $500 per share remains convertible into Common Stock at $2.00 per share. The Series E Preferred Stock has an aggregate liquidation preference of $4.5 million, and is senior to all of our Common Stock, of equal preference with our Series D Preferred Stock and junior to our Series G Preferred Stock and Series H Preferred Stock.




Note 3.  Cost of Oil and Gas Properties

                  The following tables set forth certain information with respect to our oil and gas producing activities for the periods presented:

         Capitalized Costs Relating to Oil and Gas Producing Activities:


                                                                          2004                      2003
                                                                     -------------           ---------------
            Unproved oil and gas properties                                 81,366                    261,650
            Proved oil and gas properties                               54,947,396                 54,669,482
            Support equipment and facilities                             3,528,310                  3,541,754
                                                                     -------------           ----------------
                                                                        58,557,072                 58,472,886
            Less accumulated depreciation, depletion and
                   amortization                                         (8,998,598)                (8,749,601)
                                                                     -------------           ----------------
             Net capitalized costs                                   $  49,558,474           $    49,723,285
                                                                     =============           ================

         Results of Operations for Oil and Gas Producing Activities:

                                                                    2004             2003            2002
                                                                ------------    -------------    ------------
    Oil and gas sales                                            $11,101,114    $ 10,844,466    $ 10,447,169
    Production costs                                              (4,879,754)     (5,527,841)     (5,430,205)
    Depreciation, depletion and amortization                      (1,954,256)     (1,527,727)     (2,187,036)
    Accretion expense                                                (72,247)        (76,823)           --
    Income tax expense                                                  --              --              --
                                                                ------------    ------------    ------------
    Results of operations for oil and gas
          producing activities - income                          $ 4,194,857    $  3,712,075    $  2,829,928
                                                                ============    ============    ============

                                                                    2004             2003            2002
                                                                ------------    -------------    ------------
    Costs Incurred in Oil and Gas Producing Activities:
    Property Acquisitions
         Proved                                                 $      6,742    $         --    $    562,760
         Unproved                                                     17,347         110,119          14,401
    Development Costs                                              6,117,899       2,024,663       5,141,075
                                                                ------------    ------------    ------------
                                                                $  6,141,988    $  2,134,782    $  5,718,236
                                                                ============    ============    ============

The following table shows oil and gas property dispositions:

                                                                    2004             2003            2002
                                                                ------------    -------------    ------------
     Oil and gas properties                                     $  5,425,040    $     31,979    $    464,806
     Accumulated DD&A                                             (1,659,001)        (11,569)        (21,375)
                                                                ------------    ------------    ------------
      Net oil and gas properties                                $  3,766,039    $     20,410    $    443,431
                                                                ============    ============    ============

         As a result of these sales we recorded a loss of $2,029,932 in 2004 and $20,409 in 2003 and a gain of $21,569 in 2002.

                    GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Cost of Oil and Gas Properties - continued

         A reconciliation of our asset retirement obligation liability is as follows:

                                                        2004           2003
                                                    -----------    -----------
               Balance January 1                   $ 1,357,206           --
               Cumulative effect adjustment                --        1,280,383
               Accretion expense                         72,247         76,823
               Liability settled                        (25,769)          --
               Liability reduced from assets sold      (331,173)          --
               Revisions                                 72,343
                                                    -----------    -----------
               Balance December 31                    1,144,854      1,357,206
                                                    ===========    ===========

Note 4.  Accrued Expenses

         Accrued expenses consisted of the following:

                                                    December 31,   December 31,
                                                       2004             2003
                                                    -----------    -------------
              Accrued compensation
                 expense on variable options        $   129,260    $          --
              Payroll taxes                                  --            5,833
              Interest                                  769,327          395,735
              Professional fees                          42,000           42,000
                                                    -----------    -------------
                                                    $   940,587    $     443,568
                                                    ===========    =============

                    GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Notes Payable and Long-Term Debt

         Notes payable is as follows:

                                                                                       2004         2003
                                                                                   ----------   -----------
      Non-interest  bearing note payable to an unrelated  party;  payable out of
           50% of the net transportation revenues from a certain natural gas
           pipeline that is not yet in service; no due date.                           40,300        40,300

      Promissory note payable to a former director at 8%; due May, 2001;
            unsecured. Retired March, 2005                                             40,000        40,000

      Promissory note payable to an unrelated party at 10%; payable on
           demand; unsecured. Retired March, 2005                                       5,000        45,000

      Line of credit (up to $2,500,000) to a bank; due October, 2002; secured by guaranty of a director; interest greater of prime rate less .25% or
           5.25%, (prime rate 5.25% at December 31, 2004).  Line of credit increased to $3,000,000 and due date extended to April, 2004. Retired
           and replaced April, 2004.                                                              2,995,488

      Promissory note payable to an unrelated party; payable on demand; interest at 8%; interest increased to 12% on January 1, 2003; secured
           by certain oil and gas properties. Retired March, 2005.                    180,000       300,000

      Note payable to a bank; due July, 2004; secured by guaranty of a director;
           interest at prime rate (prime rate 5.25% at December
           31, 2004 with a floor of 4.75% and a ceiling of 8.0%.
           Retired February, 2005                                                     948,291       948,400

      Promissory note payable to unrelated party; interest at 6%; due June,
           2003. Retired January, 2005.                                                55,300        55,300

      Promissory note payable to one of our directors; interest at 8%;
           due on demand; unsecured. Retired March, 2005.                              50,000        50,000

      Promissory note  payable to one of our  directors;  interest at prime rate
           (prime rate 5.25% at December 31, 2004);  due May,  2003;  secured by
           Common Stock of DutchWest Oil Company, our wholly owned subsidiary.
           Retired March, 2005                                                      1,450,000     1,375,000

      Promissory  note  payable  to an  unrelated  party at 8%;  due June  2003;
           secured by 4% in the last draft of the Common Stock of DutchWest
           Oil Company, our wholly owned subsidiary. Retired March, 2005.             100,000       100,000

      Promissory note payable to an unrelated party at 8%; due May 2003; secured by 8% of the Common Stock of DutchWest Oil Company,
           our wholly owned subsidiary. Retired March, 2005.                          140,000       200,000

      Note payable to an entity owned by two directors of the company, due
              September 2004; interest at prime plus 2% (prime rate 5.25% at
              December 31, 2004). Secured by oil and gas leases. Retired March,
              2005.                                                                   600,000


                    GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Notes Payable and Long-Term Debt

         Notes payable is as follows - continued:

                                                                                       2004               2003
                                                                                   -------------     --------------
        Line of credit (up to $3,500,000)  to a bank; due June 2004;  secured by the guaranty of a director; interest at prime rate (prime rate 5.25%
             at December  31,  2004)  with a floor of  4.75%  and a  ceiling  of 8.0%
             Retired February, 2005.                                                   3,447,677          3,497,677
                                                                                   -------------    --------------
                                                                                   $   7,056,568    $     9,647,165
                                                                                   =============    ==============

         The weighted average interest rate for notes payable at December 31, 2004 and 2003 was 5.79% and 5.0%, respectively.

         Long-term debt is as follows:

                                                                                        2004             2003
                                                                                   -------------    ---------------
       Line of credit (up to $3,000,000) to a bank;  due July,  2005;  secured by the guaranty of a director; interest greater prime rates less
           .25% or  5.25% (prime note 5.25% at December 31, 2004);
           retired February 2005.                                                  $   2,995,488    $           --


      Subordinated promissory notes to various individuals at 9.5% interest per annum; amounts include $50,000 due to related parties; past due.
           Retired $100,000 March, 2005.                                                 150,000            150,000

      Notes payable to finance vehicles, payable in aggregate monthly installments of approximately $4,000, including interest of.9% to
           13% per annum; secured by the related equipment; due various
           dates through 2007.                                                            99,900             69,500

      Promissory note to a director; interest at 8.5%; due December 31, 2003.
            Retired March, 2005.                                                          62,192             78,941

      Note payable to an energy lender;  interest at prime plus 3.5% (prime rate
           5.25% at December  31, 2004)  payable  monthly out of 90% net profits from certain oil and gas  properties;  final  payment due May,  2004;
           secured by related oil and gas properties. Refinanced March 2004                              27,574,769

      Note    payable to lender; interest at prime plus 11% (prime rate 5.25% at
              December 31, 2004) interest only; due October,2006; secured by
              related oil and gas properties. Retired February, 2005.                 19,021,880                 --


                    GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5.  Notes Payable and Long-Term Debt

         Long-term debt is as follows - continued:

                                                                                       2004                2003
                                                                                 ---------------     --------------
        Note payable  to a bank  with  monthly  principal  payments  of  $36,000;
            interest  at prime plus 1% (prime  rate 5.25% at  December  31, 2004 with a minimum prime rate of 5.5%; final payment due November, 2003;
            secured by related oil and gas properties; extended to July, 2007.
            Retired February, 2005                                                     1,224,000          1,564,000

       Note payable to unrelated party to finance  saltwater  disposal well with monthly installments of $4,540, including interest at 10% per annum;
            final payment due January,  2005;  secured by related well.  Retired
            March, 2005.                                                                  50,436            123,624

       Note payable  to  related  party  to  finance   equipment   with  monthly
            installments  of $608,  including  interest at 11% per annum;  final payment due February,  2004; secured by related  equipment.  Retired
            February, 2004.                                                                                   1,211
                                                                                 ---------------    ---------------
                                                                                      23,603,896         29,562,045
       Less current portion                                                          (22,798,446)       (29,526,244)
                                                                                 ---------------    --------------
       Total long-term debt                                                      $       805,450    $        35,801
                                                                                 ===============    ==============

         Estimated annual maturities for long-term debt are as follows:

                   2005                                                          $    22,798,447
                   2006                                                                  506,565
                   2007                                                                  286,673
                   2008                                                                   12,212
                   2009                                                                 -
                                                                                ----------------
                                                                                $     23,603,897
                                                                                ================

         Note Payable and long- term debt remaining after the retirement of debt in February and March, 2005

               Note payable                                                      $        40,300
                                                                                 ===============
               Long- term debt                                                   $       149,900
               Less current portion                                                      (88,449)
                                                                                 ---------------
               Total long- term debt                                             $        61,451
                                                                                 ===============

                    GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6.  Stockholders' Equity


         Common Stock
         ------------
                                                                                    2004               2003
                                                                              -----------------    --------------
      Par  value $.001;  80,000,000 shares authorized;  19,393,969 shares issued and outstanding as of December 31, 2004 and
           2003, respectively                                                 $          19,394    $       18,493
                                                                              =================    ==============

         Preferred Stock
         ---------------
      Series D, par value $.01;  12,000 shares  authorized;  8,000 shares issued and outstanding at December 31, 2004 and 2003. The Series D preferred stock does not pay dividends and is not  redeemable.  The liquidation value is $500 per share.  After  three  years from the date of issue, and thereafter, the shares are convertible to Common Stock based upon a value of $500 per Series D share  divided by $8 per share of Common
           Stock.                                                                            80                80

      Series E, par value $.01; 9,000 shares authorized; 9,000 shares issued and outstanding  at  December  31,  2004  and  2003.  The  Series  E pays dividends,  as declared, at a rate of 2.5% per annum increasing to 6%
           per annum July 1, 2004,  has a  liquidation  value of $500 per share, may be redeemed at our option and,  as  amended,  is  convertible  to
           Common Stock based upon a value of $500 per Series E share divided by
           $2 per share of Common Stock.                                                     90                90

      Series F, par value $.01;  2,000 shares  authorized;  340 and 2,000 shares issued and  outstanding  at December  31, 2004 and  December 31, 2003 respectfully.  The  Series  F  preferred  stock  pays  dividends,  as declared, at a rate of $2.5% per share annum, has a liquidation value of $500 per share,  may be redeemed at our option and is  convertible to Common Stock based upon a value of $500 per Series F share divided
           by $1 per share of Common Stock                                                    3                20

      Series A, par value $.01;  10,000 shares  authorized;  7,950 shares issued and  outstanding at December 31, 2004.  The Series A preferred  stock pays  dividends,  as  declared,  at a rate  of 9 % per  annum,  has a liquidation  value of $500 per share,  may be  redeemed at our option and is  exchangeable  for Common Stock based upon a value of $500 per
           Series A share divided by $.35 per share of Common Stock.                         80
                                                                                ---------------    --------------
                                                                                $           253               190
                                                                                ===============    ==============

         All classes of preferred shareholders have liquidation preference over common shareholders of $500 per preferred share, plus accrued dividends.
Dividends in arrears at December 31, 2004 were $608,087 (Series A $244,147; Series E $347,409; Series F $16,531).

                    GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Stock Options
-------------

         We maintain a 1994 Stock Option and Compensation Plan (the "1994 Plan"), which terminated on February 11, 2004. There are options to purchase 424,000 shares of Common Stock still outstanding and exercisable under the 1994 Plan. Effective July 15, 2004, we implemented our 2004 Stock Option and Compensation Plan (the "2004 Plan"). There are options to purchase 1,525,000 shares of Common Stock outstanding under the 2004 Plan. Following is a schedule by year of the activity related to stock options, including weighted-average ("WTD AVG") exercise prices of options in each category.




Note 6.  Stockholders' Equity - continued

                                             2004                            2003                          2002
                                ------------------------------    --------------------------    -----------------------
                                Wtd Avg                           Wtd Avg                       Wtd Avg
                                 Prices            Number         Prices         Number          Prices        Number
                                ---------      ---------------    --------    --------------    ---------    ----------
     Balance, January 1         $  .90               1,102,000    $   .90        1,067,000      $  1.03      1,097,000
        Options issued          $  .48               1,610,000    $   .75           35,000      $   .75         35,000
        Options expired         $ (.80)               (763,000)   $    --               --      $  3.00        (65,000)
                                               ---------------                --------------                 ----------
     Balance, December 31       $  .60               1,949,000    $   .90        1,102,000      $   .90      1,067,000
                                               ===============                ==============                 ==========

         Options to purchase 1,474,000 shares of Common Stock were exercisable at December 31, 2004. Following is a schedule by year and by exercise price of the expiration of our stock options issued as of December 31, 2004:


                            2005          2006          2007            2008         Thereafter         Total
                          -----------   ----------    ----------    -------------    ------------    ------------
            $ .45                                                        950,000         475,000       1,425,000
            $ .75                                        35,000          250,000                         285,000
            $ .83                          65,000                                                         65,000
            $1.13           100,000                                                                      100,000
            $1.20            14,000                                                                       14,000
            $1.81                                                         60,000                          60,000
                         -----------    ----------    ----------    -------------    ------------    ------------
                             114,000        65,000        35,000        1,260,000         475,000       1,949,000
                         ===========    ==========    ==========    =============    ============    ============


         281,000 of the options issued are subject to variable award accounting treatment. As a result, we accrued $129,260 as compensation expense in 2004.

Stock Warrants

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


                                               2004                     2003                      2002
                                     -----------------------   ------------------------  -------------------------
                                      Wtd Avg                   Wtd Avg                   Wtd Avg
                                      Prices         Number     Prices         Number     Prices         Number
                                     ---------    ----------   ---------    -----------  ---------    ------------
         Balance, January 1          $   .76       1,965,000   $  1.24       2,181,754   $ 2.15         1,306,754
             Warrants issued         $   .01       2,035,621   $   .75         150,000   $  .75         1,145,000
             Warrants exercised           -                         -
                  or expired              -              -     $  3.61        (366,754)  $ 3.57         (270,000)
                                                  ----------                -----------               ------------
         Balance, December 31        $   .38       4,000,621   $   .76       1,965,000   $ 1.24          2,181,754
                                                  ==========                ===========               ============

         Included in the "warrants issued" and "warrants exercised/expired" columns in 2002 were 270,000 warrants whose price was reduced in 2002 to $.75.

                    GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 6.  Stockholders' Equity - continued

         Following is a schedule by year and by exercise price of the expiration of our stock warrants issued as of December 31, 2004:

                              2005           2006         2007            2008           2009            Total
                              ----           ----         ----            ----           ----            -----
         $      .01                                                                     2,035,621       2,035,621
                .75          225,000     1,590,000                                                      1,815,000
               .875          150,000                                                                      150,000
                           ---------    ----------    -------------    -----------    -----------      ----------
                             375,000     1,590,000          -               -           2,035,621       4,000,621
                           =========    ==========    =============    ===========    ===========      ==========

         Warrants outstanding to our officers, directors and employees at December 31, 2004 and 2003 were approximately 1,515,000 and 1,515,000, respectively. The exercise prices on these warrants range from $.75 to $.875 and expire on various dates through 2006.

Note 7.  Income (Loss) Per Common Share

         The following is a reconciliation of the numerators and denominators used in computing income (loss) per share:


                                                         2004                  2003                 2002
                                                   ---------------   -----------------    ------------------
         Net income (loss)                         $    8,072,221    $      (3,024,426)   $       (4,502,313)
         Preferred stock dividends                       (455,612)            (127,083)             (112,500)
                                                   ---------------   -----------------    ------------------
         Income (loss) available to common
         shareholders (numerator)                  $    7,616,609    $      (3,151,509)   $        4,614,813
                                                   ===============   =================    ==================
         Weighted-average number of shares
            of Common Stock - basic
            (denominator)                              18,535,022           18,492,541            18,492,541
                                                   ---------------   -----------------    ------------------
         Income (loss) per share - basic           $          .41    $            (.17)   $              .25
                                                   ===============   =================    ==================
         Weighted - average number of shares
         of Common Stock - diluted
         (denominator)                                 31,618,275           18,492,541            18,492,541
                                                   ---------------   -----------------    ------------------
         Income (loss) per share - diluted         $          .26    $            (.17)   $             (.25)
                                                   ===============   =================    ==================

         Potential dilutive securities (stock options, stock warrants and convertible preferred stock) in 2003 and 2002 have not been considered since we reported a net loss and, accordingly, their effects would be antidilutive.

                    GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 8.  Related Party Transactions

         As described in "Our Company - Financial Recapitalization" OCM GW Holdings purchased 81,000 shares of Series G Preferred Stock and 2,000 shares of Series A Preferred Stock for $42 million. Skardon F. Baker, a director, is an employee of and B. James Ford, also a director is a managing director of Oaktree Capital Management, LLC, the ultimate parent of OCM GW Holdings.

         In connection with our April 2004 financing, J. Virgil Waggoner, a director, and Star-Tex Trading Co., an entity managed by John Loehr, an officer at the time and currently a director, purchased 3,000 shares and 200 shares, respectively, of Series A Preferred Stock at a price of $500 per share. Both Mr. Waggoner and Star-Tex, in connection with the February 2005 offering, elected to exchange those shares for an equal number of shares of Series H Preferred Stock.

         On October 23, 1995, we sold $25,000 each of 9% promissory notes in a private offering to two trusts, the trustee of whom is John E. Loehr, an officer at the time of the transaction and currently a director. The balance of the notes plus accrued interest thereon at February 28, 2005 was $87,855. The note was paid off in connection with the February 2005 offering.

         In June, 1999, we issued a promissory note with interest at 8.5% to Mr. Marshall A. Smith III, an officer and director at the time, in the amount of $124,083 for accrued compensation. At February 28, 2005, the note had a balance and accrued and unpaid interest of $99,360 and was being paid in monthly installments of approximately $1,500 per month. The note was paid off in connection with the February 2005 offering.

         On November 6, 2002, Mr. J. Virgil Waggoner, a director, provided us a loan in the initial amount of $1,200,000, which was subsequently increased to a total of $1,500,000, which was outstanding at February 28, 2005. We issued Mr. Waggoner a promissory note with interest at the prime rate (prime rate 4.0% at May 26, 2004), secured by common stock of our wholly-owned subsidiary, DutchWest Oil Company. Mr. Waggoner also received warrants to purchase 625,000 shares of our common stock at an exercise price of $.75 per share. The note with accrued interest was paid off in connection with the February 2005 offering, for a total payment amount of $1,727,655.

         On April 26, 2001, we obtained a line of credit of up to $2,500,000 from a bank for which two directors, Mr. J. Virgil Waggoner and Mr. Marshall A. Smith, were guarantors. On April 3, 2002, the balance of the line of credit was retired and a new line of credit of up to $3,000,000 was obtained from the bank for which Mr. Waggoner and Mr. Smith were guarantors. The line of credit was paid off in connection with the February 2005 offering.

         On March 5, 2004, we entered into an Option Agreement for the Purchase of Oil and Gas Leases (the "Addison Agreement") with W. L. Addison Investments L.L.C., a private company owned by Mr. J. Virgil Waggoner and Mr. John E. Loehr, two of our directors ("Addison"). Under the Addison Agreement, Addison agreed to pay Summit, on our behalf, the non-recouped and outstanding advanced funds amounting to $1,200,000, thereby retiring the Summit Agreement except for certain surviving obligations with respect to areas of mutual interest and lease bank agreements. For consideration of such payment, Addison acquired certain oil and gas leases and wellbores from Summit but agreed to grant us a 180-day redemption option (which was extended by mutual consent) to purchase the same for $1,200,000, plus interest at the prime rate plus 2%. We tendered Addison a promissory note in the amount of $600,000, with interest at the prime rate plus 2%, to substitute for an account payable to Summit, pursuant to the Summit Agreement, in the same amount. The note would be considered paid in full if we exercised the redemption option and paid the $1,200,000, plus interest. Summit retained the right to participate up to a 25% working interest in the drilling of any wells on the leases acquired by Addison. In the event we exercised the redemption option, Addison could have, at its sole option, retained up to a 25% working interest in the leases. The Addison Agreement was extended on July 15, 2004. We exercised the redemption option and Addison received $1,275,353 at the closing of the February 2005 offering and waived its rights under the agreement to a working interest under the leases.

                    GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         As part of the April 2004 refinancing, the former lender agreed to return all 2,000 shares of our Series F Preferred Stock held by it. Rather than receive the shares as treasury shares (which would have meant cancellation of the series) at our request the former lender transferred 400 of the shares to ST Advisory Corp., an entity owned by John Loehr, our former CEO and a current director, 400 of the shares to a financial advisor to the Company, and 200 of the shares to Thomas R. Kaetzer, our President and Director at that time and 1,000 shares to Intermarket Management LLC, an entity partially owned by M. Scott Manolis, one of our directors at that time. These transfers were to compensate the financial advisor and Mr. Loehr, Kaetzer and Manolis for service to the Company. On September 29, 2004, the financial advisor with 400 shares transferred 140 shares to three non-management transferees.

         $675,203 of the proceeds from the February 2005 offering went towards the payment of accrued and unpaid dividends of the preferred stock. J. Virgil Waggoner received $469,603 as a result. On December 22, 2004, ST Advisory Corp, Intermarket Management LLC and Mr. Kaetzer converted their Series F preferred shares into common stock. At the closing of the February 2005 offering they were paid their proportionate share of accrued dividends due on the 2000 shares, which totaled $17,167.

         As part of the closing of the February 2005 offering, the investor and the Company agreed to pay certain legal, accounting and other due diligence costs and, also certain closing fees which totaled approximately $3.75 million. Of this certain related parties received the following fees: OCWGW $1,000,000; Intermarket Management LLC $500,000; Mr. Allan D. Keel $300,000 (which was used to invest in the subject offering).

         In January 2005, Allan D. Keel, our current president and chief executive officer, and another individual lent an aggregate of $200,000 to the Company, which was repaid in full out of the proceeds of the February 2005 offering. $120,000 of that loan was attributable to Mr. Keel. In addition, Mr. Keel received warrants to purchase 30,000 shares of Common Stock at $0.01 share in connection with this transaction.

Note 9.   Income Taxes

         The   components  of  the  net  deferred   federal  income  tax  assets
(liabilities) recognized in our consolidated balance sheets were as follows:

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 9.   Income Taxes - continued


                                                                     December 31,          December 31,
                                                                         2004                  2003
                                                                         ----                  ----
         Deferred tax assets
             Net operating loss carryforwards                      $   4,873,859         $  6,352,507
             Income tax credits                                          118,255
             Oil and gas properties                                      198,596              610,381
             Derivative instruments                                      572,100              201,099
             Accretion                                                    56,647               26,120
                                                                   -------------         ------------
         Net deferred tax assets before
             valuation allowance                                       5,819,457            7,190,107

         Valuation Allowance                                          (2,496,906)          (7,190,107)
                                                                   -------------         ------------
         Net deferred tax assets (liabilities)                     $   3,322,551         $          -
                                                                   =============         ============

         At December 31, 2003 we had recorded a valuation allowance for the entire balance of our deferred tax asset, due the uncertainty of our ability to ever realize that benefit. Due to a change in circumstances described below, we made an adjustment to the valuation allowance in 2004 resulting from a change in judgment about the realizability of the net operating loss carryforwards in future years. On February 28, 2005 we sold $ 42,000,000 in newly issued preferred stock. We realized approximately $38,000,000, net of offering expenses (See Note 2). We used the proceeds to retire substantially all of our notes payable, paid substantial amounts of accounts payable and accrued expenses and retained approximately $2,000,000 for working capital. After these transactions we had approximately $190,000 in notes payable remaining. Of the retired notes $20,094,000 bore interest at the prime rate plus 11%. As a result of these transactions we believe we will generate enough future taxable income to fully realize all of our available net operating loss carryforwards other than those limited by Internal Revenue Code Section 382.

         We had no income tax provision in 2003 and 2002. The provision for 2004 consists of the following:

                                                                      2004
                                                               -----------------
    Current tax                                                 $      118,255
    Deferred tax                                                     1,252,395
    Re-evaluation of beginning valuation allowance                  (4,693,201)
                                                               -----------------
    Current income tax provision                                $  (3,322,551)
                                                               =================


         The following table summarizes the difference between the actual tax provision and the amounts obtained by applying the statutory tax rate of 38% to the income (loss) before income taxes for the year ended December 31, 2004 and 34% for the years ended December 31, 2003 and 2002.


                                                                     2004                2003                2002
                                                               -----------------   ---------------   -------------
         Tax (benefit) calculated at statutory rate            $     1,849,812     $   (1,028,305)   $  (1,530,786)

          Increase (reductions) in taxes due to:
              Income tax credits                                      (118,255)
              Effect on non-deductible expenses                        170,530            362,910           65,174
              Change in valuation allowance                         (4,693,201)           934,422        1,586,988
              Other                                                   (531,437)          (269,027)        (121,376)
                                                               -----------------   ---------------   ---------------
         Current income tax provision                          $    (3,322,551)    $           --    $           --
                                                               =================   ===============   ===============

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




         As of December 31, 2004 we had net operating loss carryforwards of approximately $12,800,000, which are available to reduce future taxable income and the related income tax liability. We expect we will not be able to utilize carryforwards of approximately $6,600,000 due to the limitations of Internal Revenue Code Section 382. The net operating loss carryforward expires at various dates through 2023.

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 10.    Commitments and Contingencies

         Oil and Gas Hedging Activities

         We entered into an agreement with an energy lender commencing in May, 2000, to hedge a portion of our oil and gas sales for the period of May, 2000 through April, 2004. The agreement called for initial volumes of 7,900 barrels of oil and 52,400 Mmbtu of gas per month, declining monthly thereafter. We entered into an additional agreement with the energy lender, commencing September, 2001, to hedge an additional portion of our oil and gas sales for the periods of September, 2001 through July, 2004 and September, 2001 through December 2003, respectively. The agreement called for initial volumes of 15,000 barrels of oil and 50,000 Mmbtu of gas per month, declining monthly thereafter. These agreements were terminated in April 2004 with the refinancing of the related debt. We entered into a second agreement, as a result of refinancing the debt, commencing May 2004, to hedge a portion of our oil and gas sales for the period of May 2004 through October 2005. The agreement calls for 10,000 barrels of oil and 60,000 Mmbtu of gas per month. As a result of these agreements, we realized a reduction in revenues of $1,841,209 , $1,496,303 and $368,776 for the twelve - month periods ended December 31, 2004, 2003 and 2002, respectively, which is included in oil and gas sales.

         Lease Obligations

         We lease office space at one location under a sixty-four (64) month lease, which commenced December 1, 2001 and was amended May 30, 2002 after expansion. Annual commitments under the lease are: 2005 - $132,979, 2006 - $135,323 and 2007 - $33,977. Total rent expense for the years ended December 31, 2004, 2003 and 2002 were approximately $142,500, $134,500 and $91,000, respectively.

         Litigation

         From time to time, we are involved in litigation arising out of our operations or from disputes with vendors in the normal course of business. As of March 29, 2005, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material effect on our consolidated financial statements.

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

                     GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11.    Oil and Gas Reserves Information (Unaudited) - continued

         The following unaudited table sets forth proved oil and gas reserves, all within the United States, at December 31, 2004, 2003, and 2002, together with the changes therein.


                                                                                    Crude Oil          Natural Gas
                                                                                     (BBls)               (Mcf)
                                                                                 ----------------    ----------------
         QUANTITIES OF PROVED RESERVES:
              Balance December 31, 2001                                               5,871,837         39,257,907
                   Revisions                                                           (125,468)         (4,959,229)
                   Extensions, discoveries and additions                                 22,129           1,090,024
                   Purchase                                                              52,480           1,090,025
                   Sales                                                                (20,698)           (837,856)
                   Production                                                          (278,374)         (1,487,048)
                                                                                 ----------------    ----------------
              Balance December 31, 2002                                               5,521,906          34,158,823
                   Revisions                                                           (262,608)           (308,080)
                   Extensions, discoveries and additions                                -                   -
                   Purchase                                                             -                   -
                   Sales                                                                -                   -
                   Production                                                          (221,335)         (1,190,624)
                                                                                 ----------------    ----------------
              Balance December 31, 2003                                               5,037,963          32,660,119
                   Revisions                                                           (426,932)         (2,857,240)
                   Extensions, discoveries and additions                                -                 2,823,427
                   Purchase                                                             -                   -
                   Sales                                                             (1,474,115)         (2,502,596)
                   Production                                                          (173,865)         (1,033,433)
                                                                                 ----------------    ----------------
              Balance December 31, 2004                                               2,963,051         29,090,277
                                                                                 ================    ================
         PROVED DEVELOPED RESERVES:
              December 31, 2002                                                        4,025,552         25,374,113
                                                                                 ================    ================
               December 31, 2003                                                        3,772,926         24,642,407
                                                                                 ================    ================
              December 31, 2004                                                        2,575,403         20,965,574
                                                                                 ================    ================

                     GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11.    Oil and Gas Reserves Information (Unaudited) - continued

         STANDARDIZED MEASURE:

         Standardized measure of discounted future net cash flows relating to proved reserves:


                                                                  2004                  2003               2002
                                                           -----------------      --------------       --------------
         Future cash inflows                               $     290,998,312      $  336,795,385       $  308,381,837
         Future production and development costs
            Production                                            80,880,330         109,468,727          105,629,872
            Development                                           24,141,982          21,460,459            23,350,811
                                                           -----------------      --------------       --------------
         Future cash flows before income taxes                   185,976,000         205,866,199          179,401,154
         Future income taxes                                     (49,871,272)        (46,885,360)         (38,611,577)
                                                           -----------------      ---------------      --------------
         Future net cash flows after income taxes                136,104,728         158,980,839          140,789,577
         10% annual discount for estimated
           timing of cash flows                                  (52,602,351)        (70,653,419)         (63,165,742)
                                                           -----------------     ----------------      --------------
         Standardized measure of discounted
           future net cash flows                           $      83,502,377     $    88,327,420       $   77,623,835
                                                           ==================    ================      ==============


         The following reconciles the change in the standardized measure of discounted future net cash flows:



Beginning of year                          $ 88,327,420      $ 77,623,835    $ 48,849,383

Changes from:
   Purchases of proved reserves                    --                --         3,054,793
   Sales of producing properties            (13,756,990)             --          (953,159)
   Extensions, discoveries and improved
    recovery, less related costs             10,280,787              --         2,002,176
   Sales of oil and gas produced, net of
       production costs                      (6,221,360)       (5,316,619)     (5,016,964)
   Revision of quantity estimates           (12,614,337)       (3,751,921)     (9,974,557)
    Accretion of discount                    11,439,568         9,889,881       5,649,945
   Change in income taxes                    (4,552,701)       (4,793,281)    (13,624,917)
   Changes in estimated future
       development costs                     (8,040,393)        2,003,801      (5,254,561)
  Development costs incurred that
       reduced future development costs       6,117,899         2,024,663       5,569,881
  Change in sales and transfer prices,
       net of production costs                8,245,446        16,470,113      46,903,282
  Changes in production rates (timing)
       and other                              4,277,038        (5,823,052)        418,533
                                           ------------      ------------    ------------
 End of year                               $ 83,502,377      $ 88,327,420    $ 77,623,835
                                           ============      ============    ============

                     GULFWEST ENERGY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.    Quarterly Results (Unaudited)

         Summary data relating to the results of operations for each quarter for the years ended December 31, 2004 and 2003 follows:


                                                                      Three Months Ended
                                          ---------------------------------------------------------------------------
                                             March 31             June 30          September 30        December 31
                                          ----------------    ----------------    ---------------    ----------------
          2004
              Net sales                   $    2,538,729      $    2,535,266      $   2,802,946       $    3,330,732
              Gross profit                       363,693             320,452            542,172              784,014
              Net income (loss)                 (303,003)          9,323,281         (4,905,958)           3,502,289

              Income(loss)per common
              share  Basic                $        (.02)      $          .50      $        (.27)      $          .19
                        Diluted           $        (.02)      $          .29      $        (.27)      $          .10
         2003
              Net sales                   $    3,250,603      $    2,790,124      $    2,436,063      $     2,533,933
              Gross profit                       862,683             406,576              81,573             (433,321)
              Net income (loss)                  120,659             (1,231,883)        (399,457)          (1,640,828)
              Income(loss) per common
              share-Basic and Diluted     $         .01       $         (.07)     $         (.02)     $          (.09)

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE
                          FINANCIAL STATEMENT SCHEDULE







 To the Stockholders and Board of Directors GULFWEST ENERGY INC.

Our report on the consolidated financial statements of GulfWest Energy Inc. and Subsidiaries as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004, is included on page F-1. In connection with our audit of such consolidated financial statements, we have also audited the related financial statement schedule for the years ended December 31, 2004, 2003 and 2002 on page F-34.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




/s/ WEAVER AND TIDWELL, L.L.P.
--------------------------------
WEAVER AND TIDWELL, L.L.P.

Dallas, Texas
March 29, 2005


                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002


                                              BALANCE                                                       BALANCE
                                                AT                                                            AT
                                             BEGINNING          PROVISIONS/          RECOVERIES/              END
DECRIPTION                                   OF PERIOD           ADDITIONS            DEDUCTIONS           OF PERIOD
--------------------------------------    ----------------    -----------------    -----------------     --------------
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

          Valuation allowance for
               deferred tax assets        $   4,668,697       $     1,586,988      $                     $  6,255,685
                                          ================    =================    =================     ==============
For the year ended

     December 31, 2003

          Valuation allowance for
               deferred tax assets        $   6,255,685       $        934,422                           $  7,190,107
                                          ================    =================    =================     ==============
For the year ended

     December 31, 2004

          Valuation allowance for
               deferred tax assets        $   7,190,107                            $   (4,693,201)         $2,496,906
                                          ================    =================    =================     ==============