Form 10-Q
period 2005-03-31
GULFWEST ENERGY INC
filed 2005-05-16
CIK 813779

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     for the transition period from to ____

                         Commission file number 1-12108

                              GULFWEST ENERGY INC.
                              ---------------------
             (Exact name of Registrant as specified in its charter)



                Texas                                87-0444770
----------------------------------              --------------------
    (State or other jurisdiction                   (IRS Employer
         of incorporation)                      Identification No.)


         480 North Sam Houston Parkway East
                   Suite 300
                Houston, Texas                              77060
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

                                    YES __X__    NO ____

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, May 13, 2005, was 28,726,831 shares of Class A Common Stock, $.001 par value.


                              GULFWEST ENERGY INC.

                         FORM 10-Q FOR THE QUARTER ENDED
                                 MARCH 31, 2005


                                                                                        Page of
                                                                                       Form 10-Q
                                                                                       ---------
Part I:  Financial Statements

Item 1.           Financial Statements
                    Consolidated Balance Sheets, March 31, 2005,
                       and December 31, 2004                                                3
                    Consolidated Statements of Operations-for the three
                       months ended March 31, 2005, and 2004                                5
                    Consolidated Statements of Cash Flows-for the three
                       months ended March 31, 2005, and 2004                                6
                  Notes to Consolidated Financial Statements                                7

Item 2.           Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                                          14

Item 3.           Quantitative and Qualitative Disclosures about Market Risk               16

Item 4.           Controls and Procedures                                                  17

Part II:          Other Information

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds              18

Item 6.           Exhibits                                                                 18

Signatures                                                                                 22


                                           PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                              GULFWEST ENERGY INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2005 AND DECEMBER 31, 2004

                                     ASSETS

                                                             March 31,      December 31,
                                                               2005            2004
                                                             (Unaudited)     (Audited)
                                                            ------------    ------------
CURRENT ASSETS
     Cash and cash equivalents                              $  2,274,825    $    411,377
     Accounts receivable - trade, net of allowance
          for doubtful accounts of $-0- in 2005 and 2004       2,634,920       1,674,448
     Prepaid expenses                                            302,785         128,717
                                                            ------------    ------------
               Total current assets                            5,212,530       2,214,542
                                                            ------------    ------------
PROPERTY AND EQUIPMENT
     Oil and gas properties, using the successful efforts
           method of accounting                               60,541,372      58,557,072
     Other property and equipment                              1,482,930       1,437,206
      Less: accumulated depreciation, depletion and
          amortization                                       (10,526,740)     (9,870,962)
                                                            ------------    ------------
     Net property and equipment                               51,497,562      50,123,316
                                                            ------------    ------------
OTHER ASSETS
     Deposits                                                      9,804
                                                                                   9,804
     Investments                                                 297,368         274,362
     Debt issue cost, net                                           --
                                                                               1,756,316
     Deferred tax asset                                        4,710,242       3,322,551
                                                            ------------    ------------
               Total other assets                              5,017,414
                                                                               5,363,033
                                                            ------------    ------------
TOTAL ASSETS                                                $ 61,727,506    $ 57,700,891
                                                            ============    ============



The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST ENERGY INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2005 AND DECEMBER 31, 2004

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                             March 31,     December 31,
                                                               2005            2004
                                                            (Unaudited)      (Audited)
                                                           ------------    -------------
CURRENT LIABILITIES
     Notes payable                                         $     40,300    $  4,916,568
     Notes payable - related parties                               --         2,140,000
     Current portion of long-term debt                           92,544      22,686,254
     Current portion of long-term debt - related parties           --           112,192
     Accounts payable - trade                                 2,800,703       4,654,561
     Accrued expenses
                                                                293,072         940,587
     Income taxes payable
                                                                118,255         118,255
                                                           ------------    ------------
               Total current liabilities                      3,344,874      35,568,417
                                                           ------------    ------------
NONCURRENT LIABILITIES
     Long-term debt, net of current portion                      92,245         805,450
     Asset retirement obligations                             1,164,015       1,144,854
                                                           ------------    ------------
               Total noncurrent liabilities                   1,256,260       1,950,304
                                                           ------------    ------------
OTHER LIABILITIES
     Derivative instruments                                   3,519,009       1,505,527
                                                           ------------    ------------
               Total Liabilities                              8,120,143      39,024,248
                                                           ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock
                                                                  1,045             253
     Common stock
                                                                 24,923          19,394
     Additional paid-in capital                              72,767,869      34,062,502
     Retained deficit                                       (19,186,474)    (15,405,506)
                                                           ------------    ------------
               Total stockholders' equity                    53,607,363      18,676,643
                                                           ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 61,727,506    $ 57,700,891
                                                           ============    ============




The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GULFWEST ENERGY INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)


                                                         Three Months Ended March 31,
                                                         ---------------------------
                                                             2005           2004
                                                         ------------   -----------
OPERATING REVENUES
     Oil and gas sales                                   $ 3,634,160    $ 2,500,640
     Operating overhead and other income                      30,173         38,089
                                                         -----------    -----------
          Total Operating Revenues                         3,664,333      2,538,729
                                                         -----------    -----------
OPERATING EXPENSES
     Lease operating expenses                              1,400,864      1,314,284
     Depreciation, depletion and amortization                655,778        439,202
     Dry holes, abandoned property and impaired assets          --            2,156
     Accretion expense                                        19,161         20,358
     General administrative                                  618,227        401,192
                                                         -----------    -----------
          Total Operating Expenses                         2,696,186      2,175,036
                                                         -----------    -----------
INCOME FROM OPERATIONS                                       968,147        363,693
                                                         -----------    -----------
OTHER INCOME AND EXPENSE
     Interest expense                                     (1,198,501)      (920,168)
     Other financing costs                                      --       (1,905,159)
     Loss on sale of property and equipment                  (13,022)          --
     Unrealized gain (loss) on derivative instruments     (2,013,481)       287,847
                                                         -----------    -----------
          Total Other Income and (Expense)                (5,130,163)      (632,321)
                                                         -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES                         (4,162,016)      (268,628)

INCOME TAX BENEFIT                                         1,387,691           --
                                                         -----------    -----------
NET INCOME (LOSS)                                         (2,774,325)      (268,628)

DIVIDENDS ON PREFERRED STOCK (Paid 2005
  - $1,006,643; Paid 2004 - 0)                              (773,120)       (34,375)
                                                         -----------    -----------
NET INCOME (LOSS) AVAILABE TO COMMON SHAREHOLDERS        $(3,547,445)   $  (303,003)
                                                         ===========    ===========
NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED           $      (.17)   $      (.02)
                                                         ===========    ===========




The Notes to Consolidated Financial Statements are an integral part of these statements

                              GULFWEST ENERGY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)


                                                                          Three Months Ended March 31,
                                                                         ----------------------------
                                                                             2005            2004
                                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                   $ (2,774,325)   $   (268,628)
     Adjustments  to  reconcile  net  income
         (loss)  to net  cash  Provided  by
          operating activities:
               Depreciation, depletion and amortization                       655,778         439,202
               Accretion expense                                               19,161          20,358
               Stock option expense                                            70,250            --
               Debt issue cost expense                                      1,779,596            --
               Discount on note payable                                       502,120            --
               Deferred tax asset                                          (1,387,691)           --
               Note payable issued and charged to interest                       --            61,046
               Loss on sale of property and equipment                          13,022            --
               Unrealized (gain) loss on derivative instruments             2,013,482        (287,847)
               (Increase) in accounts receivable - trade, net                (949,222)       (269,388)
               (Increase) in prepaid expenses                                (174,068)       (236,952)
               Increase (decrease) in accounts
                 payableand accrued expenses                               (2,571,623)        373,384
                                                                         ------------    ------------
                   Net cash provided by (used in) operating activities     (2,803,520)       (168,825)
                                                                         ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of property and equipment                             41,175            --
      Capital expenditures                                                 (2,061,503)        (84,082)
                                                                         ------------    ------------
                         Net cash used in investing activities             (2,020,328)        (84,082)
                                                                         ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of preferred stock, net                            38,345,646            --
     Proceeds from common stock warrants exercised                                200            --
     Payments on debt                                                     (31,803,219)       (122,867)
     Proceeds from debt issuance                                              820,000         130,258
     Dividends paid                                                          (675,331)           --
                                                                         ------------    ------------
                         Net cash provided by financing activities          6,687,296           7,391
                                                                         ------------    ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            1,863,448        (245,516)

CASH AND CASH EQUIVALENTS,
     Beginning of period                                                      411,377         483,618
                                                                         ------------    ------------
CASH AND CASH EQUIVALENTS,
     End of period                                                       $  2,274,825    $    238,102
                                                                         ============    ============
CASH PAID FOR INTEREST                                                   $  1,906,616    $    778,889
                                                                         ============    ============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                      GULFWEST ENERGY INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)
1. BASIS OF PRESENTATION

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

2. NON-CASH INVESTING AND FINANCING ACTIVITIES

         During the three month period ended March 31, 2005 we paid $331,313 in dividends by issuing 356,250 shares of common stock and we issued 29,100 shares of common stock to satisfy and record a $23,280 fee for a loan extension. Also, on March 30, 2005 one of our employees exercised 25,000 common stock options for $11,250 which is recorded as an account receivable. Under our cashless exercise procedures, the stock has been posted for sale by a broker and the receivable will be settled when the stock is sold. During the period we invested $23,006 in an oil and gas partnership by contributing our cost basis in undrilled oil and gas leases. In addition, we financed new field trucks for the $45,724 cost.

         During the three month period ended March 31, 2004, we issued a note payable for $600,000 in exchange for an account payable for $538,954 and $61,046 in interest expense was recorded.

3. DERIVATIVE INSTRUMENTS

         In the past we have entered into, and may in the future enter into, certain derivative arrangements with respect to portions of our oil and natural gas production to reduce our sensitivity to volatile commodity prices. During 2005 and 2004, we entered into price swaps and put agreements with financial institutions. We believe that these derivative arrangements, although not free of risk, allow us to achieve a more predictable cash flow and to reduce exposure to price fluctuations. However, derivative arrangements limit the benefit to us of increases in the prices of crude oil and natural gas sales. Moreover, our derivative arrangements apply only to a portion of our production and provide only partial price protection against declines in price. Such arrangements may expose us to risk of financial loss in certain circumstances. We expect that the monthly volume of derivative arrangements will vary from time to time. We continuously reevaluate our price hedging program in light of market conditions, commodity price forecasts, capital spending and debt service requirements. The following hedges were in place at March 31, 2005 or were added subsequent to that date and are effective for the periods shown.

               Crude Oil                                       Volume/ Month              Average Price/ Unit
               ---------                                       --------------             -------------------
May 2004 thru October 2005                    Swap              10,000 Bbls                     $32.00
April  2005 thru June 2005                    Swap               2,000 Bbls                     $56.50
July 2005 thru October 2005                   Swap               1,000 Bbls                     $56.50
November & December 2005                      Swap                11,000 Bbls                   $56.50
January 2006 thru March 2006                 Collar             10,000 Bbls           Floor $50.00-$59.00 Ceiling
April 2006 thru December 2006                Collar              9,000 Bbls           Floor $50.00-$59.00 Ceiling
January 2007 thru December 2007              Collar              3,000 Bbls           Floor $45.00-$59.45 Ceiling

              Natural Gas                                     Volume/ Month               Average Price/ Unit
              ------------                                    -------------               --------------------
June 2004 thru October 2005                   Swap             60,000 MMBTU                      $5.15
April  2005 thru June 2005                    Swap             20,000 MMBTU                      $7.45
July 2005 thru October 2005                   Swap             10,000 MMBTU                      $7.45
November & December 2005                      Swap             70,000 MMBTU                      $7.45
January 2006 thru December 2006              Collar            70,000 MMBTU            Floor $6.00-$8.25 Ceiling
January 2007 thru December 2007              Collar            20,000 MMBTU            Floor $6.00-$6.95 Ceiling


         These volumes represent approximately 75% of the estimated production (for both oil and natural gas) on currently producing properties for the remainder of 2005 and for 2006 and approximately 30% of estimated production for 2007.

         We also had the following put options in place during the first quarter of 2005, for the months reflected. These contracts were terminated in conjunction with the new swap and cost-less collars added effective April 1, 2005.


                   Crude Oil                               Monthly Volume                     Price per Bbl
                   ---------                               --------------                     --------------
November 1, 2005 to April 30, 2006                           7,000 Bbls                            $25.75 put
May 1, 2006 to October 31, 2006                              6,000 Bbls                            $25.75 put
November 1, 2006 to April 30, 2007                           5,000 Bbls                            $25.75 put

                  Natural Gas                              Monthly Volume                    Price per MMBTU
                  ------------                             --------------                    ----------------
November 1, 2005 to April 30, 2006                          50,000 MMBTU                           $4.50 put
May 1, 2006 to October 31, 2006                             40,000 MMBTU                           $4.50 put
November 1, 2006 to April 30, 2007                          30,000 MMBTU                           $4.50 put

         At the end of each reporting period we are required by SFAS 133 to record on our balance sheet the marked to market valuation of our derivative instruments. These valuations are based on the NYMEX strip prices for those future periods, as of the balance sheet date. As a result of these agreements, we recorded a non-cash charge to earnings of $2,013,481 for the three month period ended March 31, 2005 and a benefit of $287,847 for the three month period ended March 31, 2004.

         The estimated change in fair value of the derivatives is reported in Other Income and Expense as unrealized (gain) loss on derivative instruments. The estimated fair value of the derivatives is reported in Other Liabilities as derivative instruments.

4. STOCK BASED COMPENSATION

         In October 1995, SFAS No. 123, "Stock Based Compensation," (SFAS 123) was issued. This statement requires that we choose between two different methods of accounting for stock options and warrants. The statement defines a fair-value-based method of accounting for stock options and warrants but allows an entity to continue to measure compensation cost for stock options and warrants using the accounting prescribed by APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Use of the APB 25 accounting method results in no compensation cost being recognized if options are granted at an exercise price at the current market value of the stock on the date of grant or higher. We will continue to use the intrinsic value method under APB 25 but are required by SFAS 123 to make pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair value method had been applied in our 2005 and 2004 financial statements.

          We use the Black Sholes option pricing model to estimate the fair value of the options. If we had used the fair value method required by SFAS 123, our net loss and per share information would approximate the following amounts:

                                                          2005                                     2004
         ------------------------------   --------------------------------------   -----------------------------------
                                          As Reported            Proforma          As Reported          Proforma
         SFAS 123
               compensation cost          $                    $(11,322,000)       $                    $
         APB 25
               compensation cost          $                    $                   $                    $
         Net income (loss)                $ (3,547,445)        $(14,869,445)       $    (303,003)       $    (303,000)
         Income (loss) per
               common share,
           Basic and diluted              $      (.21)                (.72)                 (.02)                (.02)
         ------------------------------ - ----------------- -- ----------------- - ----------------- -- --------------

         On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payments which is a revision of FASB No. 123, Accounting for Stock-Based
         Compensation. Statement 123 (R) supercedes APB opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123
         (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share- based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. The effective date of this statement will be our first quarter of 2006. Management has not yet determined the impact that this statement will have on our consolidated financial statements.


5. FINANCING ACTIVITY

         On April 27, 2004, we completed an $18,000,000 financing package with new energy lenders. We used $15,700,000 in net proceeds from the financing to retire existing debt of $27,584,145, resulting in forgiveness of debt of $12,475,612, the elimination of a hedging liability and the return to the Company of Series F Preferred Stock with an aggregate liquidation preference of $1,000,000 (this preferred stock, at the request of the Company, was transferred by the previous lender to a financial advisor to the Company and to two companies affiliated with two transactions. The taxable gain resulting from these transactions will be completely offset by available net operating loss carryforwards. The term of the note was eighteen months and it bore interest at the prime rate plus 11%. The rate increased by .75% per month beginning in month ten. We paid the new lenders $1,180,000 in cash fees and also issued them warrants to purchase 2,035,621 shares of our Common Stock at an exercise price of $.01 per share, expiring in five years. The warrants were subject to anti-dilution provisions. In connection with the February 2005 transactions described below, the anti-dilution provisions were amended such that additional issuances of stock (other than issuances to all holders) would not trigger an adjustment to the number of shares issuable upon exercise of the warrants.

         On January 7, 2005, we amended our April 2004 credit agreement to extend the target date for repayment to February 28, 2005. We exercised this option on January 26, 2005 and issued 29,100 shares of our common stock in connection with this amendment.

         On February 28, 2005, we sold in a private placement, 81,000 shares of our Series G Preferred Stock to OCM GW Holdings, LLC ("OCMGW") for an aggregate offering price of $40.5 million. GulfWest Oil and Gas Company, ("GWOG") a subsidiary of the Company, issued, in a private placement, 2,000 shares of our Series A Preferred Stock, having a liquidation preference of $1.0 million, to OCMGW for $1.5 million. Net proceeds of the offerings of approximately $38 million after expenses are being used for the repayment of substantially all of our outstanding debt and other past due liabilities and for general corporate purposes.

         The Series G Preferred Stock bears a coupon of 8% per year, has an aggregate liquidation preference of $40.5 million, is convertible in to Common Stock at $0.90 per share and is senior to all of our capital stock. For the first four years after issuance, we may defer the payment of dividends on the Series G Preferred Stock and these deferred dividends will also be convertible into our Common Stock at $0.90 per share. In addition, the Series G Preferred Stock is entitled to nominate and elect a majority of the members of the Board of Directors of GulfWest.

         In connection with these transactions, the terms of the Series A Preferred Stock were amended such that by March 15, 2005, all such stock would either convert into a newly created Series H Preferred Stock on a one for one basis or into Common Stock at a conversion price of $0.35 per share. The Series H Preferred Stock is required to be paid a dividend of 40 shares of Common Stock per share of Series H Preferred Stock per year. In addition, the Series H Preferred Stock is convertible into Common Stock at a conversion price of $0.35 per share. At March 15, 2005, holders of 6,700 shares of Series A Preferred Stock converted to Series H Preferred Stock and holders of 3,250 shares of Series A Preferred Stock converted to an aggregate 4,642,859 shares of Common Stock. One Series H Preferred Stock holder converted its shares of Series H Preferred Stock in to 285,715 shares of Common Stock. The outstanding Series H Preferred Stock has an aggregate liquidation preference of $3.25 million. The Series H Preferred Stock is senior to all of our capital stock other than Series G Preferred Stock.

         In addition, we amended the terms of our 9,000 shares of Series E Preferred Stock such that the coupon of 6% per year may be deferred for the next four years and these deferred dividends will be convertible into Common Stock at conversion price of $0.90 per share. The original liquidation preference of the Series E Preferred Stock of $500 per share remains convertible into Common Stock at $2.00 per share. The Series E Preferred Stock has an aggregate liquidation preference of $4.5 million, and is senior to all of our Common Stock, of equal preference with our Series D Preferred Stock as to liquidation and junior to our Series G and Series H Preferred Stock.

6. NOTES PAYABLE

                                                                                March 31, 2005       December 31, 2004
                                                                               -----------------     -----------------
      Non-interest bearing note payable to an unrelated party;
         payable out of 50% of the net transportation revenues
         from a certain natural gas pipeline that is not yet in
         service; no due date.                                                  $         40,300     $         40,300

      Promissory note payable to a former director at 8%; due
         May, 2001; unsecured. Retired March, 2005                                                             40,000

      Promissory  note  payable  to an  unrelated  party at 10%; payable  on
         demand; unsecured. Retired March, 2005                                                                 5,000

      Promissory note payable to an unrelated party; payable on
         demand; interest at 8%; interest increased to 12% on
         January 1, 2003; secured by certain oil and gas
         properties. Retired March, 2005.                                                                     180,000

      Note payable to a bank; due July, 2004; secured by guaranty of a director; interest at prime rate (prime rate 5.25% at
         December 31, 2004 with a floor of 4.75% and a
         ceiling of 8.0%. Retired February, 2005                                                              948,291

      Promissory note payable to unrelated party; interest at 6%; due
         June, 2003. Retired January, 2005.                                                                    55,300

      Promissory note payable to one of our directors; interest at
         8%; due on demand; unsecured. Retired March, 2005.                                                    50,000

      Promissory note payable to one of our directors; interest at prime rate (prime rate 5.25% at December 31, 2004); due
         May, 2003; secured by Common Stock of DutchWest Oil
         Company, our wholly owned subsidiary. Retired March, 2005                                          1,450,000

      Promissory note payable to an unrelated party at 8%; due
         June 2003; secured by 4% in the last draft of the
         Common Stock of DutchWest Oil Company, our wholly
         owned subsidiary. Retired March, 2005.                                                               100,000

      Promissory note payable to an unrelated party at 8%; due
         May 2003; secured by 8% of the Common Stock of
         DutchWest Oil Company, our wholly owned subsidiary.
         Retired March, 2005.                                                                                 140,000

      Note payable to an entity owned by two directors of the
         company, due September 2004; interest at prime plus
         2% (prime rate 5.25% at December 31, 2004).  Secured
         by oil and gas leases. Retired March, 2005.                                                          600,000


                                                                                March 31, 2005       December 31, 2004
                                                                               -----------------     -----------------
      Line of credit (up to $3,500,000) to a bank; due June 2004;
         secured by the guaranty of a director; interest at prime
         rate (prime rate 5.25% at December 31, 2004) with a
         floor of 4.75% and a ceiling of 8.0%.  Retired February,
         2005.                                                                                              3,447,677
                                                                                ----------------     ----------------
                                                                                $         40,300     $      7,056,568
                                                                                ================     ================
      Long-term debt is as follows:
                                                                                    March 31,           December 31
                                                                                      2005                 2004
                                                                                ----------------     ----------------
    Line of credit (up to $3,000,000) to a bank; due July, 2005; secured by the guaranty of a director; interest greater  prime rates less
         .25% or 5.25% (prime note 5.25% at December 31, 2004); retired
         February 2005.                                                         $                    $     2,995,488

    Subordinated promissory notes to various individuals at 9.5%
         interest per annum; amounts include $50,000 due to related
         parties.  Retired $100,000 March, 2005.                                          50,000              150,000

    Notes payable to finance vehicles, payable in aggregate monthly installments of approximately $4,000, including interest of.9% to
         13% per annum; secured by the related equipment; due various
         dates through 2010.                                                             134,789               99,900

    Promissory note to a director; interest at 8.5%; due December 31,
         2003.  Retired March, 2005.                                                                           62,192

    Note payable to lender; interest at prime plus 11% (prime rate 5.25%
         at December 31, 2004) interest only; due October,2006; secured
         by related oil and gas properties. Retired February, 2005.                                        19,021,880

    Note payable to a bank with monthly principal payments
         of $36,000; interest at prime plus 1% (prime rate 5.25%
         at December 31, 2004 with a minimum prime rate of
         5.5%; final payment due November, 2003; secured by related oil
         and gas properties; extended to July, 2007. Retired February, 2005                                 1,224,000

      Note payable to unrelated party to finance saltwater disposal well with monthly installments of $4,540, including interest at 10%
         per annum; final payment due January, 2005; secured by related
         well.  Retired March, 2005.                                                                           50,436
                                                                                ----------------     ----------------
                                                                                                           23,603,896
      Less current portion                                                                92,544          (22,798,446)
                                                                                ----------------     ----------------
      Total long-term debt                                                      $         92,245     $        805,450
                                                                                ================     ================

7. TAXES

         We incurred a taxable loss of approximately $1.5 million and temporary tax differences of approximately $2.1 million in the first quarter of 2005 which resulted in an increase of approximately $1.4 in our deferred tax asset. We expect to fully utilize theses changes in the future.

8. STOCKHOLDERS EQUITY

         The following table sets forth the changes in the stockholder's equity during the period ended March 31, 2005.



                                          NUMBER OF SHARES
                                      -------------------------
                                        PREFERRED      COMMON       COMMON  PREFERRED     ADDITIONAL        RETAINED
                                          STOCK         STOCK        STOCK    STOCK      PAID-IN CAPITAL    DEFICIT
                                      ------------    ---------     ------- ---------   ----------------  -------------
BALANCE DECEMBER 31, 2004               19,393,969       25,290      19,394      253         34,062,502   (15,405,506)
Common stock issued                                      29,100          29                      23,251
Preferred stock issued
  Series A                                   2,000                                20          1,499,980
  Series G                                  81,000                               810         36,844,836
Preferred stock conversions
  Series A to common stock                  (3,250)    4,642,859      4,643      (33)            (4,610)
  Series F to common stock                    (340)      170,000        170       (3)              (167)
  Series H to common stock                    (200)      285,715        286       (2)              (284)
Common stock dividends paid
  Series A Preferred                                     356,250        356                     330,956
Options and warrants exercised                            45,000         45                      11,405
Current year loss                                                                                          (2,774,325)
Dividends paid on preferred stock                                                                          (1,006,643)
                                      ------------    ---------- ----------  --------   ---------------   ------------
BALANCE MARCH 31, 2005                     104,500    24,922,893     24,923     1,045        72,767,869   (19,186,474)
                                      ============    ========== ==========  ========   ===============   ===========

     Also during the period the holders of the remaining 6,700 shares of the Series A Preferred Stock, of our wholly owned subsidiary GulfWest Oil and Gas Company, converted to our Series H Preferred Stock.

     Dividends on all classes of our preferred stock are cumulative until declared as payable by our Board of Directors. Our Series E Preferred Stock accumulates at 6% per annum payable in cash, Series G Preferred Stock accumulates at 8% per annum payable in cash and Series H Preferred Stock accumulates at 40 shares of our common stock per share of the Series H Preferred Stock per annum.

     The following table sets forth the accumulated value of undeclared dividends of our preferred stock at March 31, 2005.

     Series E Preferred Stock                                   $ 23,671
     Series G Preferred Stock                                    284,055
     Series H Preferred Stock                                     25,784
                                                                --------
                                                                $333,510
                                                                ========

     Subsequent to the end of the quarter holders of 1,250 shares of our Series H Preferred Stock converted to 1,785,714 shares of our common stock and 2,018,224 common stock warrants were exercised.

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Overview.
         We are primarily engaged in the acquisition, development, exploitation and production of crude oil and natural gas, primarily in the onshore producing regions of the United States. Our focus is on increasing production from our existing properties through further exploitation, development and exploration, and on acquiring additional interests in undeveloped crude oil and natural gas properties. Our gross revenues are derived from the following sources:

         1. Oil and gas sales that are proceeds from the sale of crude oil and natural gas production to midstream purchasers. This represents over 98% of our gross revenues.

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

         Three-Month Period Ended March 31, 2005 compared to Three Month Period Ended March 31, 2004.

         Revenues

         Oil and Gas Sales. During the first quarter of 2005, our sales volumes were 44,708 barrels of crude oil and 344,015 Mcf of natural gas, or 102,044 barrels of oil equivalent compared to 45,184 barrels of crude oil and 253,756 Mcf of natural gas,or 87,477 barrels of oil equivalent in the first quarter of 2004. On a daily basis we produced an average of 1,134 barrels of oil equivalent in the first quarter of 2005 compared to a daily average of 972 barrels of oil equivalent in the 2004 quarter.

         Oil and gas prices are reported net of the realized effect of our hedging agreements. Prices realized were $35.84 per Bbl and $5.91 per Mcf in the first quarter of 2005 compared to $27.97 per Bbl and $4.87 per Mcf in the first quarter of 2004. Prices before the effects of the hedging agreements were $47.82 per Bbl and $6.26 per Mcf in the first quarter of 2005 compared to $32.60 per Bbl and $5.53 per Mcf in the first quarter of 2004.

         Revenues from the sale of crude oil and natural gas for the first quarter, and net of realized losses from our hedging instruments, increased 45% from $2,500,600 in 2004 to $3,634,200 in 2005. Losses realized on our hedges during the 2005 quarter were $535,300 for oil and $121,200 for gas, compared to $209,100 for oil and 167,100 for gas in the 2004 quarter. This was due to an increase in natural gas sales volumes and an increase in both crude oil and natural gas sales prices. Higher natural gas sales volumes were a result of the completion of two new wells in our Iola Field in east Texas and increased production from our Grand Lake Field in southwest Louisiana following workovers completed in the fourth quarter of 2004. The Grand Lake Field also had an increase in oil production, which offset the loss of production from the sale of properties in 2004.

         Operating Overhead and Other Income. Revenues from these activities decreased from $38,100 in 2004 to 30,200 in 2005, due primarily to lower overhead recoveries on company-operated properties.

         Costs and Expenses

         Lease Operating Expenses. Lease operating expenses increased 7% from $1,314,300 in 2004 to $1,400,900 in 2005 due to higher vendor prices. On a per unit basis, expenses decreased from $15.02 per barrel of oil equivalent in 2004 to $13.73 per barrel of oil equivalent in 2005 due to increased production on existing properties.

         Depreciation, Depletion and Amortization (DD&A). DD&A increased 49% from $439,200 in 2004 to $655,800 in 2005 due to higher production volumes, and from an increase in the DD&A rate per unit from $5.02 per barrel of oil equivalent in 2004 to $6.43 per barrel of oil equivalent in 2005.

         General and Administrative (G&A) Expenses. Our G&A expenses increased 54% from $401,200 in 2004 to $618,200 in 2005 due to the recent additions to our management team and to the accrual of $70,200 in non-cash stock option expense. On a per unit basis, expenses increased from $4.59 per barrel of oil equivalent in 2004 to $6.06 per barrel of oil equivalent in 2005.

         Interest Expense. Interest expense increased 30% from $920,200 in 2004 to $1,198,500 in 2005, primarily due to the amortization of the remaining note discount associated with debt retired.

         Financial Condition and Capital Resources

         At March 31, 2005, our current assets exceeded our current liabilities by $1,867,656, while at December 31, 2004 our current liabilities exceeded our current assets by $33,353,875. The improvement was attributable to repayment of debt with proceeds from the sale of the Series G Preferred Stock. For the first quarter of 2005 we had a loss of $3,547,445 compared to a loss of $303,003 for the same period in 2004. The loss for 2005 included, however, a non-cash loss of approximately $2.1 million (1.3 million after tax) associated with the change in our estimate of the fair value of our hedges, compared to a gain of approximately $.3 in the 2004 quarter, and approximately $2.4 million ($1.2 million after tax) in charges related to the non cash writeoff of unamortized issuance cost associated with the debt retired on February 28, 2005.

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following market rate disclosures should be read in conjunction with the quantitative disclosures about market risk contained in our 2004 Annual Report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

         All of our financial instruments are for purposes other than trading. We only enter into derivative financial instruments in conjunction with our oil and gas hedging activities.

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

         Interest Rate Risk

         At March 31, 2005, we had no variable rate debt.

         Commodity Price Risk

         We hedge a portion of price risk associated with our oil and natural gas sales through contractual arrangements which are classified as derivative instruments. As of March 31, 2005, these derivative instruments had an estimated fair value liability of $3,519,009. A hypothetical change in oil and gas prices could have an effect on oil and gas futures prices, which are used to estimate the fair value of our derivative instruments. However, it is not practicable to estimate the resultant change, if any, in the fair value of our derivative instrument.

         ITEM 4.  CONTROLS AND PROCEDURES

         As of March 31, 2005, our President, Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 (b) under the Securities Exchange Act of 1934, as amended ("the Exchange Act"). Based upon this evaluation, they concluded that, subject to the limitations described below, the Company's disclosure controls and procedures offer reasonable assurance that the information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission.

         During the period covered by this report, there has been no change in the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, these controls.

         Limitations on the Effectiveness of Controls. Our management, including the President, Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and procedures will prevent all error and all fraud. A well conceived and operated control system is based in part upon certain assumptions about the likelihood of future events and can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2005.

                           PART II. OTHER INFORMATION

         ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
                   PROCEEDS

         On January 10, 2005, two individual business associates lent an aggregate of $200,000 to the Company, which was repaid in full on February 28, 2005. The two lenders received warrants to purchase 50,000 shares of Common Stock at $0.01 share in connection with this transaction. We believe, due to the nature of the relationship of these persons to us and the isolated nature of the transactions, that the issuance of the warrants was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of that Act.
         On January 7, 2005 we amended our April 2004 credit agreement to extend the target date for repayment to February 28, 2005. We exercised this option on January 26, 2005. We issued 29,100 shares of our Common Stock in connection with this amendment. We believe, due to the nature of the relationship of the lender to us and the isolated nature of the transaction, that the issuance of the Common Stock was exempt from registration under the Securities Act of 1933, as amended, pursuant to
         Section 4(2) of that Act.

         ITEM 6.  EXHIBITS.



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

3.7 Certificate of Correction to the Statement of Resolution Establishing Series G Convertible Preferred Stock, dated March 16, 2005. (Previously filed with our Form 10-K, Reg. No. 001-12108, filed with the Commission on March 31, 2005.)

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

4.4 Omnibus and Release Agreement among GulfWest Energy Inc., OCM GW Holdings, LLC and those signatories set forth on the signature page thereto, dated as of February 28, 2004. (Previously filed with our Form 13D, Reg. No. 005-54301, filed with the Commission on March 10, 2005.)

4.5 Share Transfer Restriction Agreement between J. Virgil Waggoner and OCM GW Holdings, LLC, dated February 28, 2005. (Previously filed with our Form 10-K, Reg. No. 001-12108, filed with the Commission on March 31, 2005.)

4.6 Irrevocable Proxy executed by J. Virgil Waggoner dated February 28, 2005. (Previously filed with our Form 10-K, Reg. No. 001-12108, filed with the Commission on March 31, 2005.)

4.7 Exchange Agreement between GulfWest Energy Inc. and GulfWest Oil & Gas Company, dated February 28, 2005. (Previously filed with our Form 10-K, Reg. No. 001-12108, filed with the Commission on March 31, 2005.)

4.8 Letter Agreement among OCM GW Holdings, LLC, OCM Principal Opportunities Fund III, L.P., OCM Principal Opportunities Fund III GP, LLC, Oaktree Capital Management, LLC, GulfWest Energy Inc., GuflWest Oil & Gas Company and J. Virgil Waggoner dated February 28, 2005. (Previously filed with our Form 10-K, Reg. No. 001-12108, filed with the Commission on March 31, 2005.)

4.9 Subscription Agreement among OCM GW Holdings, LLC, Allan D. Keel and those individuals listed on the signature page thereto, dated February 28, 2005. (Previously filed with our Form 13D, Reg. No. 005-54301, filed with the Commission on March 10, 2005.)

4.10 First Amendment to Warrant Agreement among GulfWest Energy Inc., D.B. Zwirn Special Opportunities Fund, L.P. and Drawbridge Special Opportunities Fund, dated February 28, 2005. (Previously filed with our Form 10-K, Reg. No. 001-12108, filed with the Commission on March 31, 2005.)

10.1 Employment Agreement between Allan D. Keel and GulfWest Energy, Inc., dated February 28, 2005. (Previously filed with our Form 10-K, Reg. No. 001-12108, filed with the Commission on March 31, 2005.)

10.2 Employment Agreement between E. Joseph Grady and GulfWest Energy, Inc., dated February 28, 2005. (Previously filed with our Form 10-K, Reg. No. 001-12108, filed with the Commission on March 31, 2005.)

10.4 GulfWest Energy Inc. 2004 Stock Option Incentive Plan. (Previously filed with our Form 10-K, Reg. No. 001-12108, filed with the Commission on March 31, 2005.)

10.5 GulfWest Energy Inc. 2005 Stock Option Incentive Plan. (Previously filed with our Form 10-K, Reg. No. 001-12108, filed with the Commission on March 31, 2005.)

10.6 Form of GulfWest Energy Inc. 2005 Stock Incentive Plan Stock Option Agreement. (Previously filed with our Form 10-K, Reg. No. 001-12108, filed with the Commission on March 31, 2005.)

10.7 Form of Warrant Agreement. (Previously filed with our Form 10-K, Reg. No. 001-12108, filed with the Commission on March 31, 2005.)

10.8 Indemnification Agreement between GulfWest Energy Inc. and J. Virgil Waggoner, dated February 28, 2005. (Previously filed with our Form 10-K, Reg. No. 001-12108, filed with the Commission on March 31, 2005.)

10.9 Indemnification Agreement between GulfWest Energy Inc. and B. James Ford, dated February 28, 2005. (Previously filed with our Form 10-K, Reg. No. 001-12108, filed with the Commission on March 31, 2005.)

10.10 Indemnification Agreement between GulfWest Energy Inc. and Skardon F. Baker, dated February 28, 2005. (Previously filed with our Form 10-K, Reg. No. 001-12108, filed with the Commission on March 31, 2005.)

10.11 Indemnification Agreement between GulfWest Energy Inc. and John Loehr, dated February 28, 2005. (Previously filed with our Form 10-K, Reg. No. 001-12108, filed with the Commission on March 31, 2005.)

10.12 Indemnification Agreement between GulfWest Energy Inc. and Allan Keel, dated February 28, 2005. (Previously filed with our Form 10-K, Reg. No. 001-12108, filed with the Commission on March 31, 2005.)

10.13 Letter Agreement among D.B. Zwirn Special Opportunities Fund, LP, GulfWest Oil & Gas, and Drawbridge Special Opportunities Fund, LP, dated January 7, 2005. (Previously filed with our Form 10-K, Reg. No. 001-12108, filed with the Commission on March 31, 2005.)

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

10.16 Letter Agreement between W.L. Addison Investment, L.L.C., GulfWest Energy Inc., and Setex Oil and Gas Company dated February 24, 2005 extending Option Agreement for the Purchase of Oil and Gas Leases dated March 5, 2004.

*22.1 Subsidiaries of the Registrant (included on page 7 of this Quarterly Report).

*31.1 Certification of Chief Executive Officer pursuant to Exchange Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2 Certification of Chief Financial Officer pursuant to Exchange Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32 Certification pursuant to 18.U.S.C Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 Press Release dated April 1, 2005. (Previously filed with our Form 8-K, Reg. No. 001-12108, filed with the Commission on April 7, 2005.) *Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              GULFWEST ENERGY INC.
                                 (Registrant)



Date:  May 16, 2005           By: /s/ Allan D. Keel
                                      Allan D. Keel
                              ------------------------------------
                                  President and Chief
                                  Executive Officer

Date:  May 16, 2005           By: /s/ E. Joseph Grady
                              ------------------------------------
                                   E. Joseph Grady
                                   Senior Vice President and
                                   Chief Financial Officer