Form 10-Q
period 2005-06-30
CRIMSON EXPLORATION INC.
filed 2005-08-15
CIK 813779

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     for the transition period from ____ to ____

                         Commission file number 1-12108

                            CRIMSON EXPLORATION INC.
                            ------------------------
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

                              GulfWest Energy Inc.
                                  (Former name)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            YES  X   NO
                                               -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                            YES      NO   X
                                               -----    -----

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, August 15, 2005, was 28,838,144 shares of Common Stock, $.001 par value.

                            CRIMSON EXPLORATION INC.

                         FORM 10-Q FOR THE QUARTER ENDED
                                  JUNE 30, 2005


                                                                                         Page of
                                                                                        Form 10-Q
                                                                                        ---------
Part I:  Financial Statements

Item 1.           Financial Statements
                    Consolidated Balance Sheets, June 30, 2005
                       and December 31, 2004                                                3
                    Consolidated Statements of Operations-for the three
                       months and six months ended June 30, 2005 and 2004                   5
                    Consolidated Statements of Cash Flows-for the six
                       months ended June 30, 2005 and 2004                                  6
                  Notes to Consolidated Financial Statements                                7

Item 2.           Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                                          15

Item 3.           Quantitative and Qualitative Disclosures about Market Risk               18

Item 4.           Controls and Procedures                                                  19

Part II:          Other Information

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds              20

Item 4.           Submission of Matters to a Vote of Security Holders                      20

Item 6.           Exhibits                                                                 22

Signatures                                                                                 24


                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  FINANCIAL STATEMENTS.
-------  ---------------------

                            CRIMSON EXPLORATION INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                       June 30,          December 31,
                                                                         2005                2004
                                                                     (Unaudited)           (Audited)
                                                                 -------------------  --------------------
CURRENT ASSETS
     Cash and cash equivalents                                   $        1,083,304   $           411,377
     Accounts receivable - net of allowance
          for doubtful accounts of $-0- in 2005 and 2004                  2,696,344             1,674,448
     Prepaid expenses                                                       220,929               128,717
                                                                 -------------------  --------------------
               Total current assets                                       4,000,577             2,214,542
                                                                 -------------------  --------------------

PROPERTY AND EQUIPMENT
     Oil and gas properties, using the successful efforts
           method of accounting                                          64,848,517            58,557,072
     Other property and equipment                                         1,394,485             1,437,206
      Less: accumulated depreciation, depletion and
          amortization                                                  (11,296,458)           (9,870,962)
                                                                 -------------------  --------------------

     Net property and equipment                                          54,946,544            50,123,316
                                                                 -------------------  --------------------

OTHER ASSETS
     Deposits                                                                 9,804                 9,804
     Investments                                                            261,209               274,362
     Debt issue cost, net                                                     2,640             1,756,316
     Deferred tax asset, net                                              4,172,353             3,322,551
     Derivative instruments                                                       -               175,273
                                                                 -------------------  --------------------
               Total other assets                                         4,446,006             5,538,306
                                                                 -------------------  --------------------

TOTAL ASSETS                                                     $       63,393,127    $       57,876,164
                                                                 ===================  ====================



               The Notes to Consolidated Financial Statements are
                      an integral part of these statements.

                            CRIMSON EXPLORATION INC.
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                    June 30,          December 31,
                                                                     2005                2004
                                                                  (Unaudited)         (Audited)
                                                                ----------------   ----------------
CURRENT LIABILITIES
     Notes payable                                              $        40,300    $     4,916,568
     Notes payable - related parties                                  1,000,000          2,140,000
     Current portion of long-term debt                                   87,886         22,686,254
     Current portion of long-term debt - related parties                      -            112,192
     Accounts payable - trade                                         3,355,741          4,654,561
     Accrued expenses                                                   279,880            940,587
     Income taxes payable                                               118,255            118,255
     Derivative insruments                                            2,156,988          1,680,800
                                                                ----------------   ----------------
               Total current liabilities                              7,039,050         37,249,217
                                                                ----------------   ----------------

NONCURRENT LIABILITIES
     Long-term debt, net of current portion                              84,134            805,450
     Asset retirement obligations                                     1,183,176          1,144,854
                                                                ----------------   ----------------
               Total noncurrent liabilities                           1,267,310          1,950,304
                                                                ----------------   ----------------

OTHER LIABILITIES
     Derivative instruments                                             743,245                  -
                                                                ----------------   ----------------

               Total Liabilities                                      9,049,605         39,199,521
                                                                ----------------   ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock                                                      1,033                253
     Common stock                                                        28,783             19,394
     Additional paid-in capital                                      72,679,741         34,062,502
     Retained deficit                                               (18,366,035)       (15,405,506)
                                                                ----------------   ----------------
               Total stockholders' equity                            54,343,522         18,676,643
                                                                ----------------   ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $    63,393,127    $    57,876,164
                                                                ================   ================


               The Notes to Consolidated Financial Statements are
                      an integral part of these statements.

                            CRIMSON EXPLORATION INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              Three Months                   Six Months
                                                             Ended June 30,                Ended June 30,
                                                           2005          2004          2005          2004
                                                      -------------  -------------  ------------  ------------
OPERATING REVENUES
  Oil and gas sales                                   $  4,367,751   $  2,494,347   $ 8,001,911   $ 4,994,987
  Operating overhead and other income                       25,289         40,919        55,462        79,008
                                                      -------------  -------------  ------------  ------------
         Total operating revenues                        4,393,040      2,535,266     8,057,373     5,073,995
                                                      -------------  -------------  ------------  ------------

OPERATING EXPENSES
  Lease operating expenses                               1,364,998      1,284,972     2,765,862     2,599,256
  Depreciation, depletion and amortization                 835,231        437,043     1,491,009       876,245
  Dry holes, abandoned property and impaired assets        389,183        326,512       391,339       326,512
  Accretion expense                                         19,161         20,358        38,322        40,716
  General and administrative                               934,902        472,441     1,553,129       873,633
                                                      -------------  -------------  ------------  ------------
          Total operating expenses                       3,543,475      2,541,326     6,239,661     4,716,362
                                                      -------------  -------------  ------------  ------------

INCOME (LOSS) FROM OPERATIONS                              849,565         (6,060)    1,817,712       357,633
                                                      -------------  -------------  ------------  ------------

OTHER INCOME AND EXPENSE
  Interest expense                                         (18,099)    (1,014,609)   (1,216,600)   (1,934,777)
  Other financing costs                                     (5,000)      (369,270)   (1,910,159)     (369,270)
  Loss from equity in investments                          (36,159)             -       (36,159)            -
  Loss on sale of assets                                   (25,894)      (226,809)      (38,916)     (226,809)
  Unrealized gain (loss) on derivative instruments         618,775     (1,438,249)   (1,394,706)   (1,150,402)
  Forgiveness of debt                                            -     12,475,612             -    12,475,612
                                                      -------------  -------------  ------------  ------------
       Total other income and expense                      533,623      9,426,675    (4,596,540)    8,794,354
                                                      -------------  -------------  ------------  ------------

INCOME (LOSS) BEFORE INCOME TAXES                        1,383,188      9,420,615    (2,778,828)    9,151,987

INCOME TAXES                                              (537,889)             -       849,802             -
                                                      -------------  -------------  ------------  ------------

NET INCOME (LOSS)                                          845,299      9,420,615    (1,929,026)    9,151,987

DIVIDENDS ON PREFERRED STOCK                              (924,661)       (97,334)   (1,697,781)     (131,709)
                                                      -------------  -------------  ------------  ------------
NET INCOME (LOSS) AVAILABLE TO
  COMMON SHAREHOLDERS                                 $    (79,362)  $  9,323,281   $(3,626,807)  $ 9,020,278
                                                      =============  =============  ============  ============

NET INCOME (LOSS) PER COMMON SHARE,
 BASIC                                                $       (.00)  $        .50   $      (.15)  $       .49
                                                      =============  =============  ============  ============
       DILUTED                                        $       (.00)  $        .29   $      (.15)  $       .34
                                                      =============  =============  ============  ============


               The Notes to Consolidated Financial Statements are
                      an integral part of these statements

                            CRIMSON EXPLORATION INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                             Six Months Ended June 30,
                                                                      -------------------------------------
                                                                             2005                2004
                                                                      -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                $     (1,929,026)   $      9,151,987
     Adjustments to reconcile net income (loss) to net cash
          Provided by operating activities:
               Depreciation, depletion and amortization                      1,491,009             876,245
               Accretion expense                                                38,322              40,716
               Stock option expense                                             19,670                   -
               Stock compensation expense                                       29,999                   -
               Debt issue cost expense                                       1,779,596                   -
               Discount on note payable                                        502,120             107,177
               Loss from equity  in investments                                 36,159                   -
               Deferred tax benefit                                           (849,802)                  -
               Forgiveness of debt                                                   -         (12,475,612)
               Note payable issued and charged to interest                           -              61,046
               Loss on sale of property and equipment                           38,915             226,809
               Dry holes, abandoned property and impaired assets                     -             326,512
               Unrealized loss on derivative instruments                     1,394,706           1,150,402
                Increase  in accounts receivable - trade, net               (1,010,646)           (449,463)
                (Increase ) decrease in prepaid expenses                       (92,212)             58,446
                Decrease in accounts payable and accrued expenses           (1,979,197)         (1,098,150)
                                                                      -----------------   -----------------
                         Net cash used in operating activities                (530,387)         (2,023,885)
                                                                      -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of property and equipment                             101,491                   -
      Capital expenditures                                                  (6,431,925)           (975,513)
                                                                      -----------------   -----------------
                         Net cash used in investing activities              (6,330,434)           (975,513)
                                                                      -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of preferred stock, net                             38,212,517           3,393,601
     Proceeds from common stock warrants exercised                                 200                   -
     Payments on debt                                                      (31,815,988)        (17,176,706)
     Proceeds from debt issuance                                             1,820,000          18,830,258
     Debt issue cost                                                            (2,640)         (1,748,910)
     Dividends paid                                                           (681,341)                  -
                                                                      -----------------   -----------------
                         Net cash provided by financing activities           7,532,748           3,298,243
                                                                      -----------------   -----------------

INCREASE  IN CASH AND CASH EQUIVALENTS                                         671,927             298,845

CASH AND CASH EQUIVALENTS,
     Beginning of period                                                       411,377             483,618
                                                                      -----------------   -----------------

CASH AND CASH EQUIVALENTS,
     End of period                                                    $      1,083,304    $        782,463
                                                                      =================   =================

CASH PAID FOR INTEREST                                                $        718,768    $      1,506,352
                                                                      =================   =================



               The Notes to Consolidated Financial Statements are
                     an integral part of these statements.

                    CRIMSON EXPLORATION INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)
1.   BASIS OF PRESENTATION

     During interim periods, we follow the accounting policies set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report when reviewing interim financial results.

     On June 29, 2005, our predecessor, GulfWest Energy Inc., a Texas corporation ("GulfWest"), merged with and into Crimson Exploration Inc., a Delaware corporation ("Crimson"), for the purpose of changing our state of incorporation from Texas to Delaware (the "Reincorporation"). The Reincorporation was accomplished pursuant to an Agreement and Plan of Merger, dated June 28, 2005, which was approved by GulfWest's shareholders at the 2005 Annual Shareholders' Meeting held June 1, 2005.

     The accompanying financial statements include the Company and its wholly-owned subsidiaries: RigWest Well Service, Inc. formed September 5, 1996; GulfWest Texas Company formed September 23, 1996; DutchWest Oil Company formed July 28, 1997; Southeast Texas Oil and Gas Company, L.L.C. acquired September 1, 1998; SETEX Oil and Gas Company formed August 11, 1998; GulfWest Oil & Gas Company formed February 8, 1999; LTW Pipeline Co. formed April 19, 1999; GulfWest Development Company formed November 9, 2000; GulfWest Oil & Gas Company (Louisiana) LLC formed July 31, 2001; and, S.G.C. Transmission, LLC formed December 30, 1993. All material intercompany transactions and balances are eliminated upon consolidation.

     As a result of our April 27, 2004 refinancing we recorded $11,884,145 in forgiveness of debt and a hedging liability of $591,467 was eliminated. At December 31, 2004 we reclassified the eliminated hedging liability to forgiveness of debt. This reclassification is reflected in the June 30, 2004 periods. Certain other prior period amounts have also been reclassified to conform with current year presentations.

     In management's opinion, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations, and the cash flows of Crimson Exploration Inc. for the interim periods.

2.   NON-CASH INVESTING AND FINANCING ACTIVITIES

     During the six month period ended June 30, 2005 we settled $350,163 in dividends by issuing 377,917 shares of common stock and we issued 29,100 shares of common stock to satisfy and record a $23,280 fee for a loan extension prior to the sale of the Series G Preferred Stock. In addition we recorded $29,999 in director fee expense associated with the issuance of 34,090 shares of common stock to directors under the new Director Compensation Plan. Also, on March 30, 2005 one of our employees exercised 25,000 common stock options for $11,250 which is recorded as an account receivable. Under our cashless exercise procedures, the stock has been posted for sale by a broker and the receivable will be settled when the stock is sold. During the period, we invested $23,006 in an oil and gas partnership by contributing our cost basis in undrilled oil and gas leases. In addition, we financed new field trucks for the $45,724 cost.

     During the six month period ended June 30, 2004, we issued a note payable for $600,000 in exchange for an account payable for $538,954 and $61,046 in related interest expense was recorded. Also, in conjunction with the refinancing of debt in April 2004; we issued common stock warrants valued at $916,029 which were recorded as a note discount, we issued $500,000 of preferred stock of a wholly owned subsidiary as a commission to a financial advisor, we recorded a $360,000 payable for a loan termination fee and we obtained and recorded $12,475,612 in debt forgiveness.

3.   DERIVATIVE INSTRUMENTS

     In the past we have entered into, and may in the future enter into, certain derivative arrangements with respect to portions of our oil and natural gas production to reduce our sensitivity to volatile commodity prices. During 2005 and 2004, we entered into price swaps and put agreements with financial institutions. We believe that these derivative arrangements, although not free of risk, allow us to achieve a more predictable cash flow and to reduce exposure to price fluctuations. However, derivative arrangements limit the benefit to us of increases in the prices of crude oil and natural gas sales. Moreover, our derivative arrangements apply only to a portion of our production and provide only partial price protection against declines in price. Such arrangements may expose us to risk of financial loss in certain circumstances. We expect that the monthly volume of derivative arrangements will vary from time to time. We continuously reevaluate our price hedging program in light of increases in production, market conditions, commodity price forecasts, capital spending and debt service requirements. The following derivatives were in place at June 30, 2005 or were added subsequent to that date and are effective for the production periods shown.

                                                                                                       Fair Value
                                                                                                         Asset
               Crude Oil                              Volume/ Month        Average Price/ Unit        (Liability)
               ---------                              -------------        -------------------        -----------
May 2004 thru October 2005                 Swap        10,000 Bbls                $32.00             $  ( 1,277,168)
April  2005 thru June 2005                 Swap          2,000 Bbls               $56.50             $          161
July 2005 thru October 2005                Swap          1,000 Bbls               $56.50             $       (6,131)
November 2005 thru December 2005           Swap        11,000 Bbls                $56.50             $      (59,078)
January 2006 thru March 2006              Collar       10,000 Bbls     Floor $50.00-$59.00 Ceiling   $     (114,183)
April 2006 thru December 2006             Collar         9,000 Bbls    Floor $50.00-$59.00 Ceiling   $     (290,889)
January 2007 thru  December 2007          Collar         3,000 Bbls    Floor $45.00-$59.45 Ceiling   $     (156,046)



                                                                                                       Fair Value
                                                                                                         Asset
               Natural Gas                            Volume/ Month        Average Price/ Unit        (Liability)
               -----------                            -------------        -------------------        -----------
June 2004 thru October 2005                Swap       60,000 MMBTU                $5.15              $    ( 431,230)
April  2005 thru June 2005                 Swap       20,000 MMBTU                $7.45              $            -
July 2005 thru October 2005                Swap       10,000 MMBTU                $7.45              $       19,639
November 2005 thru December 2005           Swap       70,000 MMBTU                $7.45              $      (19,668)
January 2006 thru December 2006           Collar      70,000 MMBTU      Floor $6.00-$8.25 Ceiling    $     (367,919)
January 2007 thru December 2007           Collar      20,000 MMBTU      Floor $6.00-$6.95 Ceiling    $     (202,123)


     These volumes represent approximately 75% of the estimated production (for both oil and natural gas) on current proved producing properties for the remainder of 2005 and for 2006 and approximately 30% of estimated production for 2007.

     We also had the following put options in place at June 30, 2005, for the months reflected.


                                                                                   Fair Value
                                                                                      Asset
         Crude Oil                      Monthly Volume        Price per Bbl       (Liability)
         ---------                      --------------        -------------       -----------
November 2005 thru April 2006             7,000 Bbls            $25.75 put        $        212
May 2006 thru October 2006                6,000 Bbls            $25.75 put        $      1,288
November 2006 thru April 2007             5,000 Bbls            $25.75 put        $      2,902


     The following puts on natural gas were terminated effective April 1, 2005.


                  Natural Gas          Monthly Volume         Price per MMBTU
                  -----------          --------------         ---------------
November 2005 thru April 2006           50,000 MMBTU             $4.50 put
May 2006 thru October 2006              40,000 MMBTU             $4.50 put
November 2006 thru April 2007           30,000 MMBTU             $4.50 put

     At the end of each reporting period we are required by SFAS 133 to record on our balance sheet the marked to market valuation of our derivative instruments. These valuations are based on the NYMEX strip prices for those future periods, as of the balance sheet date. As a result of these agreements, we recorded a non-cash charge to earnings, for unsettled contracts, of $1,394,706 for the six month period ended June 30, 2005 and a charge of $1,150,402 for the six month period ended June 30, 2004. For settled contracts, during the six month periods we realized a cash charge to earnings of $1,469,718 for the six month period ended June 30, 2005 and $702,649 for the six month period ended June 30, 2005, which are included in oil and gas sales.

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

     We use the Black Sholes option pricing model to estimate the fair value of the options. If we had used the fair value method required by SFAS 123, our net loss and per share information would approximate the following amounts:


     Three Months                          2005                             2004
     -----------------------  ------------------------------  ------------------------------
                                As Reported          Proforma    As Reported       Proforma
     SFAS 123
         compensation cost     $                   $  624,204    $                $     5,250
     APB 25
         compensation cost     $  (50,580)         $   50,580    $                $
     Net income (loss)         $  (79,362)         $ (754,146)   $ 9,323,281      $ 9,318,031
     Income (loss) per
         common share,
         Basic                 $     (.00)         $     (.03)   $       .50      $       .50
         Diluted               $     (.00)         $     (.03)   $       .29      $       .29
     ----------------------------------------------------------------------------------------



     Six Months                             2005                            2004
     -----------------------  ------------------------------  ------------------------------
                                As Reported          Proforma    As Reported       Proforma
     SFAS 123
         compensation cost     $                   $   765,729   $                $    5,250
     APB 25
         compensation cost     $    19,670         $   (19,670)  $                $
     Net income (loss)         $(3,626,807)        $(4,372,866)  $ 9,020,278      $9,015,028
     Income (loss) per
         common share,
         Basic                 $      (.15)        $      (.18)  $       .49      $      .49
         Diluted               $      (.15)        $      (.18)  $       .34      $      .34
     ---------------------------------------------------------------------------------------


     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payments which is a revision of FASB No. 123, Accounting for Stock-Based Compensation. Statement 123 (R) supercedes APB opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. The effective date of this statement will be our first quarter of 2006.

5.   FINANCING ACTIVITY

     On April 27, 2004, we completed an $18,000,000 financing package with new energy lenders. We used $15,700,000 in net proceeds from the financing to retire existing debt of $27,584,145, resulting in forgiveness of debt of $12,475,612, the elimination of a hedging liability and the return to the Company of Series F Preferred Stock with an aggregate liquidation preference of $1,000,000 (this preferred stock, at the request of the Company, was transferred by the previous lender to a financial advisor to the Company and to two affiliated companies). The taxable gain resulting from these transactions will be completely offset by available net operating loss carryforwards for income tax purposes. The term of the note was eighteen months and it bore interest at the prime rate plus 11%. The rate increased by .75% per month beginning in month ten. We paid the new lenders $1,180,000 in cash fees and also issued them warrants to purchase 2,035,621 shares of our common stock at an exercise price of $.01 per share, expiring in five years (exercised in April, 2005). The warrants were subject to anti-dilution provisions. In connection with the February 2005 transactions described below, the anti-dilution provisions were amended such that additional issuances of stock (other than issuances to all holders) would not trigger an adjustment to the number of shares issuable upon exercise of the warrants.

     On January 7, 2005, we amended our April 2004 credit agreement to extend the target date for repayment to February 28, 2005. We exercised this option on January 26, 2005 and issued 29,100 shares of our common stock in connection with this amendment.

     On February 28, 2005, we sold in a private placement, 81,000 shares of our Series G Preferred Stock to OCM GW Holdings, LLC ("OCMGW") for an aggregate offering price of $40.5 million. GulfWest Oil and Gas Company, ("GWOG") a subsidiary of the Company, issued, in a private placement, 2,000 shares of our Series A Preferred Stock, having a liquidation preference of $1.0 million, to OCMGW for $1.5 million. Net proceeds of the offerings of approximately $38.2 million after expenses were used for the repayment of substantially all of our outstanding debt and other past due liabilities and for general corporate purposes.

     The Series G Preferred Stock bears a coupon of 8% per year, has an aggregate liquidation preference of $40.5 million (excluding accumulated undeclared dividends), is convertible into common stock at $0.90 per share and is senior to all of our capital stock. For the first four years after issuance, we may defer the payment of dividends on the Series G Preferred Stock and these deferred dividends will also be convertible into our common stock at $0.90 per share. In addition, the Series G Preferred Stock is entitled to nominate and elect a majority of the members of our Board of Directors.

     In connection with these recapitalization transactions, the terms of the Series A Preferred Stock were amended such that by March 15, 2005, all such stock would either convert into a newly created Series H Preferred Stock on a one for one basis or into common stock at a conversion price of $0.35 per share. The Series H Preferred Stock is required to be paid a dividend of 40 shares of common stock per share of Series H Preferred Stock per year. At March 15, 2005, holders of 6,700 shares of Series A Preferred Stock converted to Series H Preferred Stock and holders of 3,250 shares of Series A Preferred Stock converted to an aggregate 4,642,859 shares of common stock. One Series H Preferred Stock holder converted its shares of Series H Preferred Stock into 285,715 shares of common stock. In April, 2005, an additional 1,250 shares converted into 1,785,714 of common stock. The outstanding Series H Preferred Stock has an aggregate liquidation preference of $2.625 million. The Series H Preferred Stock is senior to all of our capital stock other than Series G Preferred Stock.

     In addition, we amended the terms of our 9,000 shares of Series E Preferred Stock such that the coupon of 6% per year may be deferred for the next four years and these deferred dividends will be convertible into common stock at conversion price of $0.90 per share. The original liquidation preference of the Series E Preferred Stock of $500 per share remains convertible into common stock at $2.00 per share. The Series E Preferred Stock has an aggregate liquidation preference of $4.5 million (excluding accumulated undeclared dividends), and is senior to all of our common stock, of equal preference with our Series D Preferred Stock as to liquidation and junior to our Series G and Series H Preferred Stock.

     On May 17, 2005, we executed a promissory note for the benefit of OCM GW Holdings, in the principal amount of $1 million, payable on the earlier of July 17, 2005 or the day on which we are able to make draws under a credit facility under which greater than $1 million may be borrowed. Interest on the unpaid principal accrued at 4.59% per annum. We repaid the note in full on July 19, 2005 from borrowings under our new $100 million senior secured revolving credit facility.

     On July 15, 2005, we entered into a $100 million senior secured revolving credit facility with Wells Fargo Bank, National Association. Borrowings under the new credit facility will be subject to a borrowing base limitation based on our current proved oil and gas reserves. The initial borrowing base is set at $20 million and will be subject to semi-annual redeterminations, with the first redetermination to be December 1, 2005. The facility will be secured by a lien on all our assets, and the assets of our subsidiaries, as well as a security interest in the stock of all our subsidiaries. The credit facility has a term of three years, and all principal amounts, together with all accrued and unpaid interest, will be due and payable in full on June 30, 2008. Proceeds from extensions of credit under the facility will be for acquisitions of oil and gas properties and for general corporate purposes. The facility also provides for the issuance of letters-of-credit up to a $3 million sub-limit. On August 15, 2005, the outstanding balance under our facility was $1.5 million.

     Advances under the facility will be in the form of either base rate loans or Eurodollar loans. The interest rate on the base rate loans fluctuates based upon the higher of (1) the lender's "prime rate" and (2) the Federal Funds rate, plus a margin of 0.50%, plus a margin of between 0.0% and 0.5% depending on the percent of the borrowing base utilized at the time of the credit extension. The interest rate on the Eurodollar loans fluctuates based upon the rate at which Eurodollar deposits in the London Interbank market ("Libor") are quoted for the maturity selected, plus a margin of 1.25% to 2.00% depending on the percent of the borrowing base utilized at the time of the credit extension. Eurodollar loans of one, three and six months may be selected by us. A commitment fee of 0.375% on the unused portion of the borrowing base will accrue, and be payable quarterly in arrears.

     The credit agreement includes usual and customary affirmative covenants for credit facilities of this type and size, as well as customary negative covenants, including, among others, limitation on liens, hedging, mergers, asset sales or dispositions, payments of dividends, incurrence of additional indebtedness, certain leases and investments outside of the ordinary course of business. The credit agreement also requires us to maintain a ratio of current assets to current liabilities, except that any availability under the borrowing base will be considered as an addition to current assets, and any current assets or liabilities resulting from hedging agreements will be excluded, of at least 1.0 to 1.0, an interest coverage ratio of EBITDAX (earnings before interest, taxes, depreciation and amortization and exploration expense) to cash interest expense of 3.0 to 1.0 and a tangible net worth of at least $45 million, subject to adjustment based on future results of operations and any sales of equity securities. EBITDAX and tangible net worth are calculated without consideration of unrealized gains and losses related to stock derivatives accounted for under variable accounting rules for commodity hedges. At June 30, 2005 we were in compliance with the aforementioned financial covenants.

6.   NOTES PAYABLE

     Notes payable and related party notes payable are as follows:



                                                                                   June 30,        December 31,
                                                                                     2005              2004
                                                                                ---------------  ---------------
     Non-interest bearing note payable to an unrelated party;
          payable out of 50% of the net transportation revenues
          from a certain natural gas pipeline that is not yet in
          service; no due date.                                                  $      40,300    $      40,300

     Promissory note payable to a former director at 8%; due
          May, 2001; unsecured. Retired March, 2005.                                                     40,000

     Promissory note payable to an unrelated party at 10%; payable on demand;
      unsecured. Retired March, 2005.                                                                     5,000

     Promissory note payable to an unrelated party; payable on demand; interest at 8%; interest increased to 12% on January 1, 2003; secured by certain
      oil and gas properties. Retired March, 2005.                                                      180,000

     Note payable to a bank; due July, 2004; secured by guaranty of a director; interest at prime rate (prime rate 5.25% at
     December 31, 2004 with a floor of 4.75% and a
     ceiling of 8.0%. Retired February, 2005.                                                           948,291

     Promissory note payable to unrelated party; interest at 6%; due June, 2003.
      Retired January, 2005.                                                                             55,300

     Promissory note payable to one of our directors; interest at
          8%; due on demand; unsecured. Retired March, 2005.                                             50,000

     Promissory note payable to one of our directors; interest at prime rate (prime rate 5.25% at December 31, 2004); due
          May, 2003; secured by Common Stock of DutchWest Oil
          Company, our wholly owned subsidiary.  Retired March,
          2005.                                                                                       1,450,000



     Promissory note payable to an unrelated party at 8%; due
          June 2003; secured by 4% in the last draft of the
          Common Stock of DutchWest Oil Company, our wholly
          owned subsidiary. Retired March, 2005.                                                        100,000

     Promissory note payable to an unrelated party at 8%; due
          May 2003; secured by 8% of the Common Stock of
          DutchWest Oil Company, our wholly owned subsidiary.
          Retired March, 2005.                                                                          140,000

     Note payable to an entity owned by two directors of the
          company, due September 2004; interest at prime plus
          2% (prime rate 5.25% at December 31, 2004).  Secured
          by oil and gas leases. Retired March, 2005.                                                   600,000


     Line of credit (up to $3,500,000) to a bank; due June 2004;
          secured by the guaranty of a director; interest at prime
          rate (prime rate 5.25% at December 31, 2004) with a
          floor of 4.75% and a ceiling of 8.0%.  Retired February,
          2005.                                                                                       3,447,677
     Note payable to a related party, due July 2005, interest at 4.59%.
          Retired July, 2005.                                                        1,000,000
                                                                                ---------------  ---------------
                                                                                 $   1,040,300    $   7,056,568
                                                                                ===============  ===============




     Long-term debt is as follows:



                                                                                 June 30, 2005     December 31
                                                                                                      2004
                                                                                ---------------  ---------------
Line of credit (up to $3,000,000) to a bank; due July, 2005; secured by the guaranty of a director; interest greater  prime rates less
     .25% or 5.25% (prime note 5.25% at December 31, 2004); retired
     February 2005.                                                              $                $   2,995,488

Subordinated promissory notes to various individuals at 9.5%
     interest per annum; amounts include $50,000 due to related
     parties.  Retired $100,000 March, 2005.                                            50,000          150,000

Notes payable to finance vehicles, payable in aggregate monthly installments of approximately $4,000, including interest of  9% to
     13% per annum; secured by the related equipment; due various
     dates through 2010.                                                               122,020           99,900

Promissory note to a director; interest at 8.5%; due December 31,
     2003.  Retired March, 2005.                                                                         62,192

Note payable to lender; interest at prime plus 11% (prime rate 5.25%
     at December 31, 2004) interest only; due October,2006; secured
     by related oil and gas properties. Retired February, 2005.                                      19,021,880



Note payable to a bank with monthly principal payments of $36,000;
     interest at prime plus 1% (prime rate 5.25% at December 31, 2004 with a minimum prime rate of  5.5%; final payment due November,
     2003; secured by related oil and gas properties; extended to July,
     2007. Retired February, 2005.                                                                    1,224,000

Note payable to unrelated party to finance saltwater disposal well with monthly installments of $4,540, including interest at 10%
     per annum; final payment due January, 2005; secured by related
     well.  Retired March, 2005.                                                                         50,436

                                                                                ---------------  ---------------
                                                                                       172,020       23,603,896
Less current portion                                                                    87,886      (22,798,446)
                                                                                ---------------  ---------------
Total long-term debt                                                             $      84,134    $     805,450
                                                                                ===============  ===============


7.   TAXES

     For the six month period ended June 30, 2005 we incurred a taxable loss of approximately $2.8 million and tax differences of approximately $.9 million resulting in an approximately $.8 million increase in our deferred tax asset. We expect to fully utilize this increase in deferred tax assets in the future. Deferred tax assets are shown net of a $2.5 million valuation allowance. The valuation allowance was recorded because we expect we will not be able to use net operating loss carryforwards of approximately $6.6 million due to the limitations of Internal Revenue Code Section 382.

8.   STOCKHOLDERS EQUITY

     The following table sets forth the changes in the stockholder's equity during the period ended June 30, 2005.


                                                 NUMBER OF SHARES
                                          ------------------------------
                                             PREFERRED       COMMON       COMMON      PREFERRED     ADDITIONAL      RETAINED
                                               STOCK          STOCK        STOCK        STOCK     PAID-IN CAPITAL    DEFICIT
                                          --------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 2004                         25,290     19,393,969      $19,394         $253    $34,062,502   $(15,405,506)
Common stock issued for services and fees                        63,190           63                      53,216
Preferred stock issued
  Series A                                         2,000                                       20      1,499,980
  Series G                                        81,000                                      810     36,711,706
Preferred stock conversions
  Series A to common stock                        (3,250)     4,642,859        4,643          (33)        (4,610)
  Series F to common stock                          (340)       170,000          170           (3)          (167)
  Series H to common stock                        (1,450)     2,071,429        2,072          (14)        (2,057)
Common stock dividends paid
  Series A Preferred                                            356,250          356                     330,956
  Series H Preferred                                             21,667           22                      18,828
Options and warrants exercised                                2,063,224        2,063                       9,387
Current year loss                                                                                                    (1,929,026)
Dividends paid on preferred stock                                                                                    (1,031,503)
                                          --------------------------------------------------------------------------------------
BALANCE JUNE 30, 2005                            103,250     28,782,588      $28,783       $1,033    $72,679,741   $(18,366,035)
                                          ======================================================================================



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

     The following table sets forth the accumulated value of undeclared dividends of our preferred stock at June 30, 2005.

Series E Preferred Stock          $         90,986
Series G Preferred Stock                 1,091,836
Series H Preferred Stock                    56,499
                                -------------------
                                  $      1,239,321
                                ===================

     The Series E and Series G dividends are convertible to our common stock at $.90 per common share. The Series H Preferred Stock has no conversion feature for unpaid dividends. These dividends call for payment of 10 common shares per quarter for each preferred share. Payments are current.

     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
     -------    ------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

     Overview.
     ---------
     We are primarily engaged in the acquisition, development, exploitation and production of crude oil and natural gas, primarily in the onshore producing regions of the United States. Our focus is on increasing production from our existing properties through further exploitation, development and exploration, and on acquiring additional interests in undeveloped crude oil and natural gas properties. Our gross revenues are derived from the following sources:

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

     Results of Operations.
     ----------------------

     The factors which most  significantly  affect our results of operations are
     (1) the sales price of crude oil and natural gas, (2) the level of total sales volumes of crude oil and natural gas, (3) the cost and efficiency of operating our own properties, (4) depletion and depreciation of oil and gas property costs and related equipment, (5) the level of and interest rates on borrowings, and (6) the level and success of acquiring or finding new reserves, and the acquisition, finding and development costs incurred in adding these reserves.

     We consider depletion and depreciation of oil and gas properties and related support equipment to be critical accounting estimates, based upon estimates of total recoverable oil and gas reserves.

     The estimates of oil and gas reserves utilized in the calculation of depletion and depreciation are estimated in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations over prices and costs existing at period end, except by contractual arrangements.

     We emphasize that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. Our policy is to amortize capitalized oil and gas costs on the unit of production method, based upon these reserve estimates. It is reasonably possible that the estimates of future cash inflows, future gross revenues, the amount of oil and gas reserves, the remaining estimated lives of the oil and gas properties, or any combination of the above will change in the future.

     Comparative results of operations for the periods indicated are discussed below.

     Three-Month Period Ended June 30, 2005 compared to Three Month Period Ended June 30, 2004.

     Revenues

     Oil and Gas Sales. During the second quarter, revenues from the sale of crude oil and natural gas, net of realized losses from our hedging instruments, increased 75% from $2,494,300 in 2004 to $4,367,800 in 2005.
     Losses realized on our hedges during the 2005 quarter were $609,600 for oil and $203,600 for gas, compared to $197,300 for oil and $129,100 for gas in the 2004 quarter. The significant increase in revenues was due to higher oil and gas sales volumes and higher crude oil and natural gas prices, as further described below.

     In the second quarter of 2005, our sales volumes were 47,771 barrels of crude oil and 420,657 Mcf of natural gas, or 707,283 natural gas equivalents (mcfe) compared to 41,613 barrels of crude oil and 230,247 Mcf of natural gas, or 479,925 Mcfe in the second quarter of 2004. On a daily basis we produced an average of 7,772 Mcfe in the second quarter of 2005 compared to a daily average of 5,274 Mcfe in the 2004 quarter. Higher natural gas and crude oil sales volumes were a direct result of the development program we began in late 2004, and expanded in 2005. The development program included our drilling and completing 2 new gas wells in east Texas in early 2005, the completion of workover and facility projects at our Grand Lake and Lacassine fields in southwest Louisiana, and the workover of gas wells in south Texas. These successful new oil and gas well completions not only offset the loss of production from property sales in 2004, but also allowed us to achieve the 47% increase in production rate from second quarter 2004 to second quarter 2005.

     Oil and gas prices are reported net of the realized effect of our hedging agreements. Prices realized were $37.26 per Bbl and $6.15 per Mcf in the second quarter of 2005 compared to $30.41 per Bbl and $5.34 per Mcf in the second quarter of 2004. Prices before the effects of the hedging agreements were $50.02 per Bbl and $6.64 per Mcf in the second quarter of 2005 compared to $35.15 per Bbl and $5.90 per Mcf in the second quarter of 2004.

     Operating Overhead and Other Income. Revenues from these activities decreased from $40,900 in 2004 to $25,300 in 2005, due primarily to lower overhead recoveries on company-operated properties.

     Costs and Expenses

     Lease Operating Expenses. Overall, lease operating expenses increased 6% from $1,285,000 in 2004 to $1,365,000 in 2005. Considering the properties sold in the third quarter of 2004, operating expenses increased 35% from 2004 to 2005. Approximately two-thirds of this increase was due to increased production taxes, compression costs and salt water disposal costs related to higher sales volumes. The remainder was due to higher vendor prices.

     On a per unit basis, expenses decreased from $2.68 per Mcfe in 2004, to $1.93 per Mcfe in 2005. This decrease in lifting cost was due to the higher sales volumes and the sale of the two higher lifting cost fields in the third quarter of 2004.

     Depreciation, Depletion and Amortization (DD&A). DD&A increased 91% from $437,000 in 2004 to $835,200 in 2005 due to higher production volumes, and from an increase in the DD&A rate per unit from $.91per Mcfe in 2004 to $1.18 per Mcfe in 2005.

     General and Administrative (G&A) Expenses. Our G&A expenses increased 98% from $472,400 in 2004 to $934,900 in 2005 due to the recent additions to our management team to carry out our growth plan. On a per unit basis, expenses increased from $.98 per Mcfe in 2004 to $1.32 per Mcfe in 2005.

     Interest Expense. Interest expense decreased 98% from $1,014,600 in 2004 to $18,100 in 2005, primarily due to retirement of debt associated with our February, 2005 recapitalization.

     Six-Month Period Ended June 30, 2005 compared to Six- Month Period Ended June 30, 2004.

     Revenues

     Oil and Gas Sales. During the six month period ended June 2005, revenues from the sale of crude oil and natural gas, net of realized losses from our hedging instruments, increased 60% from $4,995,000 in 2004 to $8,001,900 in 2005. Losses realized on our hedges during 2005 were $1,144,900 for oil and $324,800 for gas, compared to $406,400 for oil and $296,200 for gas in the 2004. The significant increase in revenues was due to higher oil and gas sales volumes and higher crude oil and natural gas prices, as further described below.

     For the period in 2005, our sales volumes were 92,479 barrels of crude oil and 764,672 Mcf of natural gas, or 1,319,546 natural gas equivalents (mcfe) compared to 86,797 barrels of crude oil and 484,003 Mcf of natural gas, or 1,004,785 Mcfe in the 2004 period. On a daily basis we produced an average of 7,290 Mcfe in the six month period of 2005 compared to a daily average of 5,551 Mcfe in the 2004 period. Higher natural gas and crude oil sales volumes were a direct result of the development program we began in late 2004, and expanded in 2005. The development program included our drilling and completing 2 new gas wells in east Texas in early 2005, the completion of workover and facility projects at our Grand Lake and Lacassine fields in southwest Louisiana, and the workover of gas wells in south Texas. These successful new oil and gas well completions not only offset the loss of production from property sales in 2004, but also allowed us to achieve the 31% increase in production rate from the period in 2004 to the period in 2005.

     Oil and gas prices are reported net of the realized effect of our hedging agreements. Prices realized were $36.57 per Bbl and $6.04 per Mcf for the six month period of 2005 compared to $29.14 per Bbl and $5.09 per Mcf in the 2004 period. Prices before the effects of the hedging agreements were $48.95 per Bbl and $6.47 per Mcf for the six month period of 2005 compared to $33.82 per Bbl and $5.71 per Mcf in the 2004 period.

     Operating Overhead and Other Income. Revenues from these activities decreased from $79,000 in 2004 to $55,000 in 2005, due primarily to lower overhead recoveries on company-operated properties.

     Costs and Expenses

     Lease Operating Expenses. Overall, operating expenses increased 6% from $2,599,300 in 2004 to $2,765,900 in 2005. Excluding property sales in the third quarter 2004, operating expenses increased 30% from 2004 to 2005. Approximately two-thirds of this increase was due to increased production taxes, compression costs and salt water disposal costs related to higher sales volumes. The remainder was due to higher vendor prices.

     On a per unit basis, expenses decreased from $2.59 per Mcfe in 2004, to $2.10 per Mcfe in 2005. This decrease in lifting cost was due to the higher sales volumes and the sale of two higher lifting cost fields in third quarter of 2004.

     Depreciation, Depletion and Amortization (DD&A). DD&A increased 70% from $876,200 in 2004 to $1,491,000 in 2005 due to higher production volumes, and from an increase in the DD&A rate per unit from $.87 per Mcfe in 2004 to $1.13 per Mcfe in 2005.

     General and Administrative (G&A) Expenses. Our G&A expenses increased 78% from $873,600 in 2004 to $1,553,100 in 2005 due to the recent additions to our management team to carry out our growth plan. On a per unit basis, expenses increased from $.87 per Mcfe in 2004 to $1.18 per Mcfe in 2005.

     Interest Expense. Interest expense decreased 37% from $1,934,800 in 2004 to $1,216,600 in 2005, primarily due to retirement of debt associated with our February, 2005 recapitalization.

     Financial Condition and Capital Resources
     -----------------------------------------

     At June 30, 2005, our current liabilities exceeded our current assets by $3,038,473, while at December 31, 2004 our current liabilities exceeded our current assets by $35,034,675.The improvement was attributable to repayment of debt with proceeds from the sale of the Series G Preferred Stock. For the second quarter of 2005 we had a loss of $79,362 compared to a net income of $9,323,281 for the same period in 2004. The net income generated in 2004 was primarily attributed to $12.5 million in forgiveness of debt income associated with our April, 2004 refinancing.

     On July 15, 2005, we entered into a $100 million senior secured revolving credit facility with Wells Fargo Bank, National Association. Borrowings under the new credit facility will be subject to a borrowing base limitation based on our current proved oil and gas reserves. The initial borrowing base is set at $20 million and will be subject to semi-annual redeterminations, with the first redetermination to be December 1, 2005. The facility will be secured by a lien on all our assets, and the assets of our subsidiaries, as well as a security interest in the stock of all our subsidiaries. The credit facility has a term of three years, and all principal amounts, together with all accrued and unpaid interest, will be due and payable in full on June 30, 2008. Proceeds from extensions of credit under the facility will be for acquisitions of oil and gas properties and for general corporate purposes. The facility also provides for the issuance of letters-of-credit up to a $3 million sub-limit. On August 15, 2005, the outstanding balance under our facility was $1.5 million. (See Note 5 "Financing Activity" in Notes to the Consolidated Financial Statements on page 10.)

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

     Interest Rate Risk

     At June 30, 2005, we had no variable rate debt.

     Commodity Price Risk

     We hedge a portion of price risk associated with our oil and natural gas sales through contractual arrangements which are classified as derivative instruments. As of June 30, 2005, these derivative instruments had an estimated fair value liability of $2,900,233. A hypothetical change in oil and gas prices could have an effect on oil and gas futures prices, which are used to estimate the fair value of our derivative instruments. However, it is not practicable to estimate the resultant change, if any, in the fair value of our derivative instruments.

     ITEM 4.    CONTROLS AND PROCEDURES
     -------    -----------------------

     As of June 30, 2005, our President, Chief Executive Officer and our Senior Vice President, Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended ("the Exchange Act"). Based upon this evaluation, they concluded that, subject to the limitations described below, the Company's disclosure controls and procedures offer reasonable assurance that the information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission.

     During the period covered by this report, there has been no change in the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, these controls.

     Limitations on the Effectiveness of Controls. Our management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that the Company's disclosure controls and procedures will prevent all error and all fraud. A well conceived and operated control system is based in part upon certain assumptions about the likelihood of future events and can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2005.

                           PART II. OTHER INFORMATION
                           --------------------------

     ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     -------    -----------------------------------------------------------

     On April 1 and April 4, 2005, warrants issued to our former lenders in connection with the completion of our April 2004 financing package, exercisable for an aggregate of 2,035,621 shares of common stock at a price of $0.01 per share, were exercised for an aggregate of 2,018,224 shares of common stock by cashless exercise. Due to the nature of the transaction and the relationship of the former lenders with us, we believe the exercises were exempt under Section 4(2) of the Securities Act.

     On April 22, 2005, two holders of the Series H Convertible Preferred Stock elected to convert 1,250 shares into approximately 1.8 million shares of common stock. Due to the nature of the transaction and the relationship of such holders with us, we believe the conversions were exempt under Section 3(a)(9) or Section 4(2) of the Securities Act.

     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     -------    ---------------------------------------------------

     The Company held its Annual Meeting of Shareholders on June 1, 2005 (the "Annual Meeting"). The close of business on April 15, 2005 was fixed as the record date for determining shareholders entitled to notice of, and to vote at, the meeting or any adjournments or postponement thereof. On that date, 26,941,117 shares of our Class A Common Stock, par value $.001 per share ("Common Stock"), were outstanding and entitled to vote. Shares of our Series G Convertible Preferred Stock, par value $.01 per share (the "Series G "), and shares of our Series H Convertible Preferred Stock, par value $.01 per share (the "Series H"), were entitled to vote on an as converted basis with the Common Stock with respect to matters on which approval of our shareholders was required. However, with respect to the election of directors, holders of the Series G were entitled to elect a majority of our directors, but not the remaining directors, which the holders of the Common Stock and Series H were entitled to elect. Allan D. Keel, B. James Ford and Skardon F. Baker were re-elected by the holders of the Series G and continued their term of office after the meeting. On the record date, 81,000 shares of Series G, representing the voting power of 45,315,631 shares of Common Stock, and 6,500 shares of Series H, representing the voting power of 9,285,716 shares of Common Stock, were outstanding. Each of the following matters was approved by shareholders by the following votes:

     Proposal 1 - To elect two directors to hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Each of the two director nominees were elected by a plurality of votes cast by holders of the Common Stock and Series H Preferred Stock entitled to vote at the Annual Meeting.

                                      For              Withheld
                                      ---              --------

         Lee B. Backsen            30,049,734           1,000
         Lon McCain                30,049,734           1,000

     Proposal 2 - To approve the merger of GulfWest Energy Inc. into a wholly owned Delaware subsidiary, Crimson Exploration Inc., to effectuate the change of our state of incorporation from Texas to Delaware and to increase the number of authorized shares of common stock from 80 million to 200 million. Approval required the affirmative vote of (i) a majority of votes entitled to be cast in respect of the shares of Common Stock, and Series G and Series H (on an as converted basis) voting together as a single class and (ii) a majority of each of the Common Stock, Series G and Series H, each voting by itself separately as a class, with the Series G and Series H voting preferred shares.


           Collectively                   For           Against       Abstain     Broker Non-Votes
           ------------                   ---           -------       -------     ----------------
           Common Stock,              70,301,561        13,317         5,000        4,804,480
           Series G and
           Series H

           Separately, as Class           For           Against       Abstain     Broker Non-Votes
           --------------------           ---           -------       -------     ----------------
           Common Stock               16,035,984         13,317        5,000        4,804,480
           Series G                     80,400             0              0            N/A
           Series H                      6,500             0              0            N/A


     Proposal 3 - To approve the 2004 Stock Option and Compensation Plan. The affirmative vote of a majority of the votes cast on the matter by the holders of the Common Stock, Series G and Series H at the Annual Meeting was required for approval (although neither the Plan nor grants under the Plan were contingent on shareholder approval).


           Collectively                   For           Against       Abstain     Broker Non-Votes
           ------------                   ---           -------       -------     ----------------
           Common Stock,              69,872,069        455,909       10,700        4,815,680
           Series G and
           Series H


     Proposal 4 - To approve the 2005 Stock Incentive Plan. The affirmative vote of a majority of the votes cast on the matter by the holders of the Common Stock, Series G and Series H at the Annual Meeting was required for approval.


           Collectively                   For           Against       Abstain     Broker Non-Votes
           ------------                   ---           -------       -------     ----------------
           Common Stock,              69,869,285        460,693        5,100         4,819,280
           Series G and
           Series H


    ITEM 6.   EXHIBITS.
    -------   ---------

         Number   Description
         ------   -----------

         3.1 Certificate of Incorporation of the Registrant. (Previously filed on our current report on Form 8-K filed July 5, 2005.)
         3.2 Certificate of Designation, Preferences and Rights of Series D Preferred Stock. (Previously filed on our current report on Form 8-K filed July 5, 2005.)
         3.3 Certificate of Designation, Preferences and Rights of Cumulative Convertible Preferred Stock, Series E. (Previously filed on our current report on Form 8-K filed July 5, 2005.)
         3.4 Certificate of Designation, Preferences and Rights of Series G Convertible Preferred Stock. (Previously filed on our current report on Form 8-K filed July 5, 2005.)
         3.5 Certificate of Designation, Preferences and Rights of Series H Convertible Preferred Stock. (Previously filed on our current report on Form 8-K filed July 5, 2005.)
         3.6 Bylaws of the Registrant. (Previously filed on our current report on Form 8-K filed July 5, 2005.)
         3.7 Agreement and Plan of Merger, dated June 28, 2005, between GulfWest Energy Inc. and Crimson Exploration Inc. (Previously filed on our current report on Form 8-K filed July 5, 2005.)
         10.1 Form of Indemnification Agreement for directors and officers. (Previously filed with our Form 8-K, Reg. No. 001-12108, filed with the Commission on July 21, 2005.)
         10.2 Employment Agreement between Tracy Price and GulfWest Energy Inc., dated April 1, 2005. (Previously filed with our Post Effective Amendment No. 1 to our Registration Statement on Form S-1, Reg. No. 333-116048, filed with the Commission on April 6, 2005.)
         10.3 Employment Agreement between Tommy Atkins and GulfWest Energy Inc., dated April 1, 2005. (Previously filed with our Post Effective Amendment No. 1 to our Registration Statement on Form S-1, Reg. No. 333-116048, filed with the Commission on April 6, 2005.)
         10.4 Employment Agreement between Jay S. Mengle and GulfWest Energy Inc., dated April 1, 2005. (Previously filed with our Post Effective Amendment No. 1 to our Registration Statement on Form S-1, Reg. No. 333-116048, filed with the Commission on April 6, 2005.)
         10.5 Employment Agreement between Thomas R. Kaetzer and GulfWest Energy Inc., dated April 1, 2005. (Previously filed with our Post Effective Amendment No. 1 to our Registration Statement on Form S-1, Reg. No. 333-116048, filed with the Commission on April 6, 2005.)
         10.6     Summary terms of June 2005 Director Compensation Plan.
         10.7 Credit Agreement, dated July 15, 2005, among Crimson Exploration Inc., Wells Fargo, N.A., as agent and a lender, and each lender from time to time a party thereto. (Previously filed with our Form 8-K, Reg. No. 001-12108, filed with the Commission on July 21, 2005.)

         10.8 Form of director restricted stock grant. (Previously filed with our Form 8-K, Reg. No. 001-12108, filed with the Commission on July 21, 2005.)
         10.9 Limited Waiver of Shareholders Rights Agreement, dated July 14, 2005, by OCM GW Holdings, LLC. (Previously filed with our Post Effective Amendment No. 2 to our Registration Statement on Form S-1, Reg. No. 333-116048, filed with the Commission on July 26, 2005.)
         22.1 Subsidiaries of the Registrant (included on page 7 of this Quarterly Report).
         31.1 Certification of Chief Executive Officer pursuant to Exchange Rule 13a-14 (a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         31.2 Certification of Chief Financial Officer pursuant to Exchange Rule 13a-14 (a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         32       Certification  pursuant to 18 U.S.C.  Section 1350 pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            CRIMSON EXPLORATION INC.
                                  (Registrant)


Date:  August 15, 2005         By: /s/ Allan D. Keel
                                   ------------------------------------
                               Allan D. Keel
                               President and Chief Executive Officer

Date:  August 15, 2005         By: /s/ E. Joseph Grady
                                   ----------------------------------
                               E. Joseph Grady
                               Senior Vice President and Chief Financial Officer