Form 10-Q
period 2005-09-30
CRIMSON EXPLORATION INC.
filed 2005-11-14
CIK 813779

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     for the transition period from ____ to ____

                         Commission file number 1-12108

                            CRIMSON EXPLORATION INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                                           20-3037840
  (State or other jurisdiction                              (IRS Employer
       of incorporation)                                  Identification No.)

         480 North Sam Houston Parkway East
                   Suite 300
                Houston, Texas                                   77060
     (Address of principal executive offices)                 (zip code)

                                 (281) 820-1919
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                    Yes X   No
                                       ---    ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes     No X
                                                ---   ---

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes      No X
                                    ---     ---

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, November 14, 2005, was 28,938,144 shares of Class A Common Stock, $.001 par value.

                            CRIMSON EXPLORATION INC.

                         FORM 10-Q FOR THE QUARTER ENDED
                               SEPTEMBER 30, 2005


                                                                                                 Page of
                                                                                                 Form 10-Q
                                                                                                 ---------
Part I:  Financial Statements

Item 1.           Financial Statements
                    Consolidated Balance Sheets, September 30, 2005
                       and December 31, 2004                                                         3
                    Consolidated (unaudited) Statements of Operations-for the three
                       months and nine months ended September 30, 2005 and 2004                      5
                    Consolidated (unaudited) Statements of Cash Flows-for the nine
                       months ended September 30, 2005 and 2004                                      6
                  Notes to Consolidated Financial Statements                                         7

Item 2.           Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                                                   13

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                        17

Item 4.           Controls and Procedures                                                           17

Part II:          Other Information

Item 6.           Exhibits                                                                          18

Signatures                                                                                          19


                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  FINANCIAL STATEMENTS.
-------  ---------------------

                            CRIMSON EXPLORATION INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                    September 30,           December 31,
                                                                         2005                   2004
                                                                     (Unaudited)              (Audited)
                                                                 ---------------------   --------------------
CURRENT ASSETS
     Cash and cash equivalents                                   $           356,008     $           411,377
     Accounts receivable - net of allowance
          for doubtful accounts of $-0- in 2005 and 2004                   3,410,791               1,674,448
     Prepaid expenses                                                        325,812                 128,717
                                                                 ---------------------   --------------------
               Total current assets                                        4,092,611               2,214,542
                                                                 ---------------------   --------------------


PROPERTY AND EQUIPMENT
     Oil and gas properties, using the successful efforts
           method of accounting                                           67,183,232              58,557,072
     Other property and equipment                                          1,421,660               1,437,206
      Less: accumulated depreciation, depletion and
          amortization                                                   (12,158,881)             (9,870,962)
                                                                 ---------------------   --------------------

     Net property and equipment                                           56,446,011              50,123,316
                                                                 ---------------------   --------------------

OTHER ASSETS
     Deposits                                                                  9,804                   9,804
     Investments                                                             228,453                 274,362
     Debt issue cost, net                                                    154,023               1,756,316
     Deferred tax asset, net                                               4,920,385                3,322,551
     Derivative instruments                                                        -                  175,273
                                                                 ---------------------   --------------------
               Total other assets                                          5,312,665                5,538,306
                                                                 ---------------------   --------------------

TOTAL ASSETS                                                     $        65,851,287     $         57,876,164
                                                                 =====================   ====================


The Notes to Consolidated Financial Statements are an integral part of these statements.

                            CRIMSON EXPLORATION INC.
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                             September 30,           December 31,
                                                                                 2005                    2004
                                                                             (Unaudited)               (Audited)
                                                                          --------------------    --------------------
CURRENT LIABILITIES
     Notes payable                                                        $            40,300     $        4,916,568
     Notes payable - related parties                                                        -              2,140,000
     Current portion of long-term debt                                                 81,181             22,686,254
     Current portion of long-term debt - related parties                                    -                112,192
     Accounts payable - trade                                                       4,452,176              4,654,561
     Accrued expenses                                                                 301,698                940,587
     Income taxes payable                                                                   -                118,255
     Derivative instruments                                                         4,498,617              1,680,800
                                                                          --------------------    --------------------
               Total current liabilities                                            9,373,972             37,249,217
                                                                          --------------------    --------------------

NONCURRENT LIABILITIES
     Long-term debt, net of current portion                                           378,234                 805,450
     Asset retirement obligations                                                   1,202,337               1,144,854
                                                                          --------------------    --------------------
               Total noncurrent liabilities                                         1,580,571               1,950,304
                                                                          --------------------    --------------------

OTHER LIABILITIES
     Derivative instruments                                                         1,721,571                       -
                                                                          --------------------    --------------------

               Total Liabilities                                                   12,676,114              39,199,521
                                                                          --------------------    --------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock                                                                    1,033                     253
     Common stock                                                                      28,938                  19,394
     Additional paid-in capital                                                    72,814,550              34,062,502
     Retained deficit                                                             (19,669,348)            (15,405,506)
                                                                          --------------------    --------------------
               Total stockholders' equity                                          53,175,173              18,676,643
                                                                          --------------------    --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $        65,851,287     $        57,876,164
                                                                          ====================    ====================


The Notes to Consolidated Financial Statements are an integral part of these statements.

                            CRIMSON EXPLORATION INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                  Three Months                      Nine Months
                                                              Ended September 30,               Ended September 30,
                                                            2005             2004             2005              2004
                                                       --------------   ---------------- --------------   ---------------
OPERATING REVENUES
  Oil and gas sales                                   $    4,692,410   $    2,816,386   $   12,694,321   $     7,811,373
  Operating overhead and other income                         43,887          (13,440)          99,349            65,568
                                                       --------------   --------------   --------------   ---------------
         Total operating revenues                          4,736,297        2,802,946       12,793,670         7,876,941
                                                       --------------   --------------   --------------   ---------------

OPERATING EXPENSES
  Lease operating expenses                                 1,500,328        1,149,771        4,266,190         3,749,027
  Depreciation, depletion and amortization                   862,423          526,277        2,353,432         1,402,522
  Dry holes, abandoned property and impaired assets                -                -          391,339                 -
  Accretion expense                                           19,161           16,287           57,483            57,003
  General and administrative                                 973,062          568,439        2,526,191         1,442,072
                                                       --------------   --------------   --------------   ---------------
          Total operating expenses                         3,354,974        2,260,774        9,594,635         6,650,624
                                                       --------------   --------------   --------------   ---------------

INCOME  FROM OPERATIONS                                    1,381,323          542,172        3,199,035         1,226,317
                                                       --------------   --------------   --------------   ---------------

OTHER INCOME AND EXPENSE
  Interest expense                                           (44,758)      (1,036,591)      (1,261,358)       (2,971,368)
  Other financing costs                                      (11,825)        (532,728)      (1,921,984)         (901,998)
  Loss from equity in investments                            (32,756)               -          (68,915)
  Gain (loss) on sale of assets                                  415       (1,891,707)         (38,501)       (2,118,516)
  Unrealized gain (loss) on derivative instruments        (3,319,955)      (1,862,729)      (4,714,661)       (3,013,131)
  Abandoned property                                               -                -                -          (326,512)
  Forgiveness of debt                                              -                -                -        12,475,612
                                                       --------------   --------------   --------------   ---------------
       Total other income and expense                     (3,408,879)      (5,323,755)      (8,005,419)        3,144,087
                                                       --------------   --------------   --------------   ---------------

INCOME (LOSS) BEFORE INCOME TAXES                         (2,027,556)      (4,781,583)      (4,806,384)        4,370,404

INCOME TAXES                                                 773,133                -        1,622,935
                                                       --------------   --------------   --------------  ---------------

NET INCOME (LOSS)                                         (1,254,423)      (4,781,583)      (3,183,449)        4,370,404

DIVIDENDS ON PREFERRED STOCK                                (934,499)        (124,375)      (2,632,280)          256,084
                                                       --------------   --------------   --------------   ---------------
NET INCOME (LOSS) AVAILABLE TO
  COMMON SHAREHOLDERS                                 $   (2,188,922)  $   (4,905,958)  $   (5,815,729)  $     4,114,320
                                                       ==============   ==============   ==============   ===============

NET INCOME (LOSS) PER COMMON SHARE:
 BASIC                                                $         (.08)  $         (.27)  $         (.22)  $           .22
                                                       ==============   ==============   ==============   ===============
       DILUTED                                        $         (.08)  $         (.27)  $         (.22)  $           .14
                                                       ==============   ==============   ==============   ===============


The Notes to Consolidated Financial Statements are an integral part of these statements

                            CRIMSON EXPLORATION INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  Nine Months Ended September 30,
                                                                              -----------------------------------------
                                                                                     2005                   2004
                                                                              ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                       $       (3,183,449)    $        4,370,404
     Adjustments to reconcile net income (loss) to net cash
          Provided by operating activities:
               Depreciation, depletion and amortization                               2,353,432              1,402,522
              Accretion expense                                                          57,483                 57,003
               Stock option expense                                                      54,800                      -
               Stock compensation expense                                                29,999                      -
               Debt issue cost expense                                                1,791,422                859,498
               Discount on note payable                                                 502,120                261,238
               Loss from equity  in investments                                          68,915                      -
               Deferred tax benefit                                                  (1,597,834)                     -
               Income tax payable                                                      (118,255)
               Forgiveness of debt                                                            -            (12,475,612)
               Note payable issued and charged to interest                                    -                 61,046
               Loss on sale of property and equipment                                    38,501              2,118,516
               Dry holes, abandoned property and impaired assets                              -                326,512
               Unrealized loss on derivative instruments                              4,714,661              3,013,131
                Increase  in accounts receivable - trade, net                        (1,725,094)               (46,077)
                Increase in prepaid expenses                                           (197,095)               (85,415)
                Decrease in accounts payable and accrued expenses                      (839,724)              (597,162)
                                                                              ------------------     ------------------
                         Net cash provided by (used in) operating activities          1,949,882               (734,396)
                                                                              ------------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of property and equipment                                      101,905              1,200,350
      Capital expenditures                                                           (8,793,815)            (3,272,059)
                                                                              ------------------     ------------------
                         Net cash used in investing activities                       (8,691,910)            (2,071,709)
                                                                              ------------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of preferred stock, net                                      38,197,242              3,363,745
     Proceeds from common stock warrants exercised                                       45,200                      -
     Payments on debt                                                               (34,028,593)           (17,806,173)
     Proceeds from debt issuance                                                      3,320,000             19,880,258
     Debt issue cost                                                                   (165,849)            (2,123,788)
     Dividends paid                                                                    (681,341)                     -
                                                                              ------------------     ------------------
                         Net cash provided by financing activities                    6,686,659              3,314,042
                                                                              ------------------     ------------------

INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                                       (55,369)               507,937

CASH AND CASH EQUIVALENTS,
     Beginning of period                                                                411,377                483,618
                                                                              ------------------     ------------------

CASH AND CASH EQUIVALENTS,
     End of period                                                           $          356,008     $          991,555
                                                                              ==================     ==================

CASH PAID FOR INTEREST                                                       $        1,964,031     $        2,821,404
                                                                              ==================     ==================


The Notes to Consolidated Financial Statements are an integral part of these statements.

                    CRIMSON EXPLORATION INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

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

     As a result of our April 27, 2004 refinancing, we recorded $11,884,145 in forgiveness of debt and a hedging liability of $591,467 was eliminated. At December 31, 2004, we reclassified the eliminated hedging liability to forgiveness of debt. This reclassification is reflected in the nine months ended September 30, 2004 period. Certain other prior period amounts have also been reclassified to conform with current year presentations.

     In management's opinion, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations, and the cash flows of Crimson Exploration Inc. for the interim periods.

2.   NON-CASH INVESTING AND FINANCING ACTIVITIES

     During the nine month period ended September 30, 2005, we settled $399,053 in dividends by issuing 433,473 shares of common stock and we issued 29,100 shares of common stock to satisfy and record a $23,280 fee for a loan extension prior to the sale of the Series G Preferred Stock. In addition we recorded $29,999 in director fee expense associated with the issuance of 34,090 shares of common stock to directors under the new Director Compensation Plan. Also, on March 30, 2005 one of our employees exercised 25,000 common stock options for $11,250 which is recorded as an account receivable. Under our cashless exercise procedures, the stock has been posted for sale by a broker and the receivable will be settled when the stock is sold ($9,100 of the receivable was settled in the third quarter). Also accrued compensation of $56,350 was converted to additional paid in capital when 87,500 options, accounted for under variable option accounting rules, were exercised. During the current year, we invested $23,006 in an oil and gas partnership by contributing our cost basis in undrilled oil and gas leases. In addition, we financed new field trucks for $45,724.

     During the nine month period ended September 30, 2004, we issued a note payable for $600,000 in exchange for an account payable for $538,954 and $61,046 in related interest expense was recorded. Also, in conjunction with the refinancing of debt in April 2004, we issued common stock warrants valued at $916,029 which were recorded as a note discount; we issued $500,000 of preferred stock of a wholly owned subsidiary as a commission to a financial advisor; we recorded a $360,000 payable for a loan termination fee and we obtained and recorded $12,475,612 in debt forgiveness. We also financed field trucks for $78,036 in 2004.

3.   DERIVATIVE INSTRUMENTS

     In the past we have entered into, and may in the future enter into, certain derivative arrangements with respect to portions of our oil and natural gas production to reduce our sensitivity to volatile commodity prices. During 2005 and 2004, we entered into price swaps and put agreements with financial institutions. We believe that these derivative arrangements, although not free of risk, allow us to achieve a more predictable cash flow and to reduce exposure to price fluctuations. However, derivative arrangements limit the benefit to us of increases in the prices of crude oil and natural gas sales. Moreover, our derivative arrangements apply only to a portion of our production and provide only partial price protection against declines in price. Such arrangements may expose us to risk of financial loss in certain circumstances. We expect that the monthly volume of derivative arrangements will vary from time to time. We continuously reevaluate our price hedging program in light of increases in production, market conditions, commodity price forecasts, capital spending and debt service requirements. The following derivatives were in place at September 30, 2005.


            Crude Oil                         Volume/ Month       Average Price/ Unit        Fair Value Asset
            ---------                         -------------       -------------------        ----------------
                                                                                                 (Liability)
                                                                                                 -----------
May 2004 thru October 2005           Swap      10,000 Bbls              $32.00                $        (340,973)
July 2005 thru October 2005          Swap       1,000 Bbls              $56.50                $          (9,697)
November 2005 thru December 2005     Swap      11,000 Bbls              $56.50                $        (217,352)
January 2006 thru March 2006        Collar     10,000 Bbls    Floor $50.00-$59.00 Ceiling     $        (291,090)
April 2006 thru December 2006       Collar      9,000 Bbls    Floor $50.00-$59.00 Ceiling     $        (795,708)
January 2007 thru  December 2007    Collar      3,000 Bbls    Floor $45.00-$59.45 Ceiling     $        (336,240)




           Natural Gas                        Volume/ Month       Average Price/ Unit        Fair Value Asset
           -----------                        -------------       -------------------        ----------------
                                                                                                 (Liability)
                                                                                                 -----------
June 2004 thru October 2005          Swap     60,000 MMBTU              $5.15                $         (330,030)
July 2005 thru October 2005          Swap     10,000 MMBTU              $7.45                $          (32,032)
November 2005 thru December 2005     Swap     70,000 MMBTU              $7.45                $         (680,267)
January 2006 thru December 2006     Collar    70,000 MMBTU     Floor $6.00-$8.25 Ceiling     $       (2,589,531)
January 2007 thru December 2007     Collar    20,000 MMBTU     Floor $6.00-$6.95 Ceiling     $         (597,268)


     We also had the following put options in place at September 30, 2005, for the months reflected.

                     Crude Oil              Monthly Volume        Price per Bbl
                     ---------              --------------        -------------
      November 2005 thru April 2006           7,000 Bbls             $25.75 put
      May 2006 thru October 2006              6,000 Bbls             $25.75 put
      November 2006 thru April 2007           5,000 Bbls             $25.75 put

     The value of these put options was minimal.

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

     At the end of each reporting period we are required by SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," to record on our balance sheet the marked to market valuation of our derivative instruments. As a result of these agreements, we recorded a non-cash charge to earnings, for unsettled contracts, of $4,714,661 for the nine month period ended September 30, 2005 and a charge of $3,013,131 for the nine month period ended September 30, 2004. The estimated change in fair value of the derivatives is reported in Other Income and Expense as unrealized (gain) loss on derivative instruments.

     For settled contracts, we had a realized loss of $2,959,850 for the nine month period ended September 30, 2005 and a realized loss of $1,154,349 for the nine month period ended September 30, 2004.These losses are reflected in our oil and gas sales in the Consolidated Statements of Operations.

4.   STOCK BASED COMPENSATION

     In October 1995, SFAS No. 123, "Stock Based Compensation," (SFAS 123) was issued. This statement requires that we choose between two different methods of accounting for stock options and warrants issued to employees. The statement defines a fair-value-based method of accounting for stock options and warrants but allows an entity to continue to measure compensation cost for stock options and warrants using the accounting prescribed by APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Use of the APB 25 accounting method results in no compensation cost being recognized if options are granted at an exercise price at the current market value of the stock on the date of grant or higher. We will continue to use the intrinsic value method under APB 25 but are required by SFAS 123 to make pro forma disclosures of net income (loss) and earnings
     (loss) per share as if the fair value method had been applied in our 2005 and 2004 financial statements.

     We use the Black Sholes option pricing model to estimate the fair value of the options. If we had used the fair value method required by SFAS 123, our net loss and per share information would approximate the following amounts for the periods ended September 30:


Three Months                            2005                              2004
------------------------   -------------------------------   -------------------------------
                           As Reported           Proforma    As Reported          Proforma
SFAS 123
    compensation cost     $            -   $      622,199   $            -   $      420,520
APB 25
    compensation cost     $       35,130   $      (35,130)  $            -   $            -
Net income (loss)         $   (2,188,872)  $   (2,775,941)  $   (4,905,958)  $   (5,326,208)
Income (loss) per
    common share,                      -                                 -                -
    Basic                 $         (.08)  $         (.10)  $         (.27)  $         (.29)
    Diluted               $         (.08)  $         (.10)  $         (.27)  $         (.29)
--------------------------------------------------------------------------------------------

Nine Months                             2005                              2004
------------------------   -------------------------------   -------------------------------
                           As Reported           Proforma    As Reported          Proforma
SFAS 123
    compensation cost     $            -   $    1,385,924   $            -   $      425,500
APB 25
    compensation cost     $       54,800   $      (54,800)  $            -   $            -
Net income (loss)         $   (5,815,729)  $   (7,146,853)  $    4,114,320   $    3,688,820
Income (loss) per
    common share,
    Basic                 $         (.22)  $         (.28)  $          .22   $          .20
    Diluted               $         (.22)  $         (.28)  $          .14   $          .12
--------------------------------------------------------------------------------------------


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

     On February 28, 2005, we sold in a private placement, 81,000 shares of our Series G Preferred Stock to OCM GW Holdings, LLC ("OCMGW") for an aggregate offering price of $40.5 million. GulfWest Oil and Gas Company ("GWOG"), a subsidiary of the Company, issued, in a private placement, 2,000 shares of our Series A Preferred Stock, having a liquidation preference of $1.0 million, to OCMGW for $1.5 million. Net proceeds of the offerings of approximately $38.2 million after expenses were used for the repayment of substantially all of our outstanding debt and other past due liabilities and for general corporate purposes.

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

     On July 15, 2005, we entered into a $100 million senior secured revolving credit facility with Wells Fargo Bank, National Association. Borrowings under the new credit facility will be subject to a borrowing base limitation based on our current proved oil and gas reserves. The initial borrowing base is set at $20 million and will be subject to semi-annual redeterminations, with the first redetermination to be December 1, 2005. The facility will be secured by a lien on all our assets, and the assets of our subsidiaries, as well as a security interest in the stock of all our subsidiaries. The credit facility has a term of three years, and all principal amounts, together with all accrued and unpaid interest, will be due and payable in full on June 30, 2008. Proceeds from extensions of credit under the facility will be for acquisitions of oil and gas properties and for general corporate purposes. The facility also provides for the issuance of letters-of-credit up to a $3 million sub-limit. On September 30, 2005, the outstanding balance under our facility was $301,351. We incurred $165,388 in costs associated with the credit facility which are being amoritized over its life.

     Advances under the facility will be in the form of either base rate loans or Eurodollar loans. The interest rate on the base rate loans fluctuates based upon the higher of (1) the lender's "prime rate" and (2) the Federal Funds rate, plus a margin of 0.50%, plus a margin of between 0.0% and 0.5% depending on the percent of the borrowing base utilized at the time of the credit extension. The interest rate on the Eurodollar loans fluctuates based upon the rate at which Eurodollar deposits in the London Interbank market ("Libor") are quoted for the maturity selected, plus a margin of 1.25% to 2.00% depending on the percent of the borrowing base utilized at the time of the credit extension. Eurodollar loans of one, three and nine months may be selected by us. A commitment fee of 0.375% on the unused portion of the borrowing base will accrue, and be payable quarterly in arrears.

     The credit agreement includes usual and customary affirmative covenants for credit facilities of this type and size, as well as customary negative covenants, including, among others, limitation on liens, hedging, mergers, asset sales or dispositions, payments of dividends, incurrence of additional indebtedness, certain leases and investments outside of the ordinary course of business. The credit agreement also requires us to maintain a ratio of current assets to current liabilities, except that any availability under the borrowing base will be considered as an addition to current assets, and any current assets or liabilities resulting from hedging agreements will be excluded, of at least 1.0 to 1.0, an interest coverage ratio of EBITDAX (earnings before interest, taxes, depreciation and amortization and exploration expense) to cash interest expense of 3.0 to 1.0 and a tangible net worth of at least $45 million, subject to adjustment based on future results of operations and any sales of equity securities. EBITDAX and tangible net worth are calculated without consideration of unrealized gains and losses related to stock derivatives accounted for under variable accounting rules for commodity hedges. At September 30, 2005 we were in compliance with the aforementioned financial covenants.

     During the nine month period ending September 30, 2005 we recorded $1,921,984 in expenses, other than interest, related to these financing activities. Expenses related to the April 27, 2004 financing, retired on February 28, 2005, included the remaining amortization of $1,780,159 in debt issue costs, $100,000 for an extension of time and $25,000 in lender administrative fees. Expenses recorded in association with the Wells Fargo debt facility were $16,825 in debt issue costs.



6.   OIL AND GAS PROPERTIES

     During the second quarter, Crimson participated for a non-operated 25% working interest in the drilling of a development well within the Mustang Island 749 Field. The Mustang Island 749-L #2 was drilled to a total measured depth of 10,600' and a completion attempt was made in the pre-drill objective. The completion is still underway, but has been interrupted due to limited equipment availability resulting from Hurricane Rita. Results to date are not encouraging as water has possibly encroached the objective reservoir from the field's previous downdip completions. An additional shallower zone may warrant testing pending the final results of the current zone. Recommencement of the completion operations and determination of final results are expected in the fourth quarter of 2005. Crimson's total net exposure in this well is approximately $2.9 million and will likely be reflected in the fourth quarter financial results.

7.   TAXES

     For the nine month period ended September 30, 2005 we created taxable income of approximately $.6 million. Adjusting for future tax benefits of approximately $4.9 million, and applying a statutory rate of 38%, our deferred tax asset increased approximately $1.6 million. We expect to fully utilize this increase in deferred tax assets in the future. Deferred tax assets are shown net of a $2.5 million valuation allowance. The valuation allowance was recorded because we expect we will not be able to use net operating loss carryforwards of approximately $6.6 million due to the limitations of Internal Revenue Code Section 382.

8.   STOCKHOLDERS' EQUITY


                                               NUMBER OF SHARES
                                           ------------------------
                                            PREFERRED     COMMON      COMMON    PREFERRED     ADDITIONAL       RETAINED
                                              STOCK       STOCK       STOCK       STOCK    PAID-IN CAPITAL      DEFICIT
                                           ---------------------------------------------------------------------------------
BALANCE DECEMBER 31, 2004                       25,290  19,393,969  $   19,394  $      253  $   34,062,502  $   (15,405,506)
Common stock issued for services and fees                   63,190          63                      53,216
Preferred stock issued
  Series A                                       2,000                                  20       1,499,980
  Series G                                      81,000                                 810      36,696,431
Preferred stock conversions
  Series A to common stock                      (3,250)  4,642,859       4,643         (33)         (4,610)
  Series F to common stock                        (340)    170,000         170          (3)           (167)
  Series H to common stock                      (1,450)  2,071,429       2,071         (14)         (2,057)
Common stock dividends paid
  Series A Preferred                                       356,250         357                     330,957
  Series H Preferred                                        77,223          77                      67,661
Options and warrants exercised                           2,163,224       2,163                     110,637
Current year loss                                                                                                (3,183,449)
Dividends paid on preferred stock                                                                                (1,080,393)
                                           ----------------------------------------------------------------  ---------------
BALANCE SEPTEMBER 30, 2005                     103,250  28,938,144  $   28,938  $    1,033  $   72,814,550  $   (19,669,348)
                                           =================================================================================


     Dividends on all classes of our preferred stock are cumulative until declared as payable by our Board of Directors. Our Series E Preferred Stock accumulates at 6% per annum payable in cash, Series G Preferred Stock accumulates at 8% per annum payable in cash and Series H Preferred Stock accumulates at 40 shares of our common stock per share of the Series H Preferred Stock per annum. Our Series D Preferred Stock bears no dividends.

The following table sets forth the accumulated value of undeclared dividends of our preferred stock at September 30, 2005.

Series E Preferred Stock                    $         159,041
Series G Preferred Stock                            1,908,493
Series H Preferred Stock                               57,397
                                             -----------------
                                            $       2,124,931
                                             =================

     The Series E and Series G dividends are convertible to our common stock at $.90 per common share. The Series H Preferred Stock has no conversion feature for unpaid dividends. These dividends call for payment of 10 common shares per quarter for each preferred share. Payments are current.

     ITEM 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION AND
     -------  ------------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

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

     Results of Operations.
     ----------------------

     The factors which most  significantly  affect our results of operations are
     (1) the sales price of crude oil and natural gas, (2) oil and gas hedging agreements, (3) the level of total sales volumes of crude oil and natural gas, (4) the cost and efficiency of operating our own properties, (5) depletion and depreciation of oil and gas property costs and related equipment, (6) the level of and interest rates on borrowings, and (7) the level and success of acquiring or finding new reserves, and the acquisition, finding and development costs incurred in adding these reserves.

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

     Three-Month Period Ended September 30, 2005 compared to Three Month Period Ended September 30, 2004.

     Revenues

     Oil and Gas Sales. During the third quarter, revenues from the sale of crude oil and natural gas, net of realized losses from our hedging instruments, increased 67% from $2,816,400 in 2004 to $4,692,400 in 2005.
     Losses realized on our hedges during the 2005 quarter were $961,500 for oil and $528,600 for gas, compared to $356,300 for oil and $95,400 for gas in the 2004 quarter. The significant increase in revenues was due to higher oil and gas sales volumes and higher crude oil and natural gas prices, as further described below.

     In the third quarter of 2005, our sales volumes were 46,034 barrels of crude oil and 390,890 Mcf of natural gas, or 667,094 natural gas equivalents (mcfe) compared to 40,733 barrels of crude oil and 272,611 Mcf of natural gas, or 517,009 Mcfe in the third quarter of 2004. On a daily basis we produced an average of 7,251 Mcfe in the third quarter of 2005 compared to a daily average of 5,620 Mcfe in the 2004 quarter. Higher natural gas and crude oil sales volumes were a direct result of the development program we began in late 2004, and continued in 2005. The development program included our drilling and completing 2 new gas wells in east Texas in early 2005, the completion of workover and facility projects at our Grand Lake and Lacassine fields in southwest Louisiana, and the workover of wells in east and south Texas. These successful new oil and gas well completions not only offset the loss of production from property sales in 2004, but also allowed us to achieve the 29% increase in production despite the shut-in of approximately 4,500 Mcfepd from the effects of Hurricane Rita, for the last eleven days of September 2005.

     Oil and gas prices are reported net of the realized effect of our hedging agreements. Prices realized were $38.58 per Bbl and $7.46 per Mcf in the third quarter of 2005 compared to $32.72 per Bbl and $5.44 per Mcf in the third quarter of 2004. Prices before the effects of the hedging agreements were $59.47per Bbl and $8.81 per Mcf in the third quarter of 2005 compared to $41.47 per Bbl and $5.79 per Mcf in the third quarter of 2004.

     Costs and Expenses

     Lease Operating Expenses. Overall, lease operating expenses increased 30% from $1,149,800 in 2004 to $1,500,300 in 2005. The increase was due to higher production taxes from higher revenues, increased expenses related to well repairs, equipment rentals and salt water disposal and higher vendor prices.

     On a per unit basis, expenses increased from $ 2.22 per Mcfe in 2004, to $2.25 per Mcfe in 2005. This increase in per unit lifting cost was due to the higher aforementioned costs and the production shut-in due to the hurricane.

     Depreciation, Depletion and Amortization (DD&A). DD&A increased 64% from $526,300 in 2004 to $862,400 in 2005 due to higher production volumes, and from an increase in the DD&A rate per unit from $1.02 per Mcfe in 2004 to $1.29 per Mcfe in 2005.

     General and Administrative (G&A) Expenses. Our G&A expenses increased 71% from $568,400 in 2004 to $973,100 in 2005 due to the recent additions to our management team to carry out our growth plan. On a per unit basis, expenses increased from $1.10 per Mcfe in 2004 to $1.48 per Mcfe in 2005.

     Interest Expense. Interest expense decreased 96% from $1,036,600 in 2004 to $44,800 in 2005, primarily due to the retirement of debt associated with our February 2005 recapitalization.

     Nine-Month Period Ended September 30, 2005 compared to Nine- Month Period Ended September 30, 2004.

     Revenues

     Oil and Gas Sales. During the nine month period ended September 2005, revenues from the sale of crude oil and natural gas, net of realized losses from our hedging instruments, increased 63% from $7,811,400 in 2004 to $12,694,300 in 2005. Losses realized on our hedges during 2005 were $2,106,400 for oil and $853,400 for gas, compared to $762,700 for oil and $391,600 for gas in 2004. The significant increase in revenues was due to higher oil and gas sales volumes and higher crude oil and natural gas prices, as further described below.

     For the period in 2005, our sales volumes were 138,513 barrels of crude oil and 1,155,562 Mcf of natural gas, or 1,986,640 natural gas equivalents
     (mcfe) compared to 127,530 barrels of crude oil and 758,614 Mcf of natural gas, or 1,521,794 Mcfe in the 2004 period. On a daily basis we produced an average of 7,277 Mcfe in the nine month period of 2005 compared to a daily average of 5,574 Mcfe in the 2004 period. Higher natural gas and crude oil sales volumes were a direct result of the development program we began in late 2004, and expanded in 2005. The development program included our drilling and completing 2 new gas wells in east Texas in early 2005, the completion of workover and facility projects at our Grand Lake and Lacassine fields in southwest Louisiana, and the workover of gas wells in east and south Texas. These successful new oil and gas well completions not only offset the loss of production from property sales in 2004 and the loss of approximately 4,500 Mcfepd from the effects of Hurricane Rita for the last eleven days of September 2005, and still allowed us to achieve the 31% increase in production.

     Oil and gas prices are reported net of the realized effect of our hedging agreements. Prices realized were $37.24 per Bbl and $6.52 per Mcf for the nine month period of 2005 compared to $30.28 per Bbl and $5.22 per Mcf in the 2004 period. Prices before the effects of the hedging agreements were $52.45 per Bbl and $7.26 per Mcf for the nine month period of 2005 compared to $36.26 per Bbl and $5.74 per Mcf in the 2004 period.

     Costs and Expenses

     Lease Operating Expenses. Overall, operating expenses increased 14% from $3,749,000 in 2004 to $4,266,200 in 2005. The increase was primarily due to higher production taxes as a result of increased sales volumes and commodity prices.

     On a per unit basis, expenses decreased from $2.46 per Mcfe in 2004, to $2.15 per Mcfe in 2005. This decrease in lifting cost was due to the higher sales volumes.

     Depreciation, Depletion and Amortization (DD&A). DD&A increased 68% from $1,402,500 in 2004 to $2,353,400 in 2005 due to higher production volumes, and from an increase in the DD&A rate per unit from $.92 per Mcfe in 2004 to $1.18 per Mcfe in 2005.

     General and Administrative (G&A) Expenses. Our G&A expenses increased 75% from $1,442,100 in 2004 to $2,526,200 in 2005 due to the recent additions to our management team to carry out our growth plan. On a per unit basis, expenses increased from $.95 per Mcfe in 2004 to $1.27 per Mcfe in 2005.

     Interest Expense. Interest expense decreased 58% from $2,971,400 in 2004 to $1,261,400 in 2005, primarily due to the retirement of debt associated with our February 2005 recapitalization.

     Financial Condition and Capital Resources
     -----------------------------------------

     At September 30, 2005, our current liabilities exceeded our current assets by $5,281,361, while at December 31, 2004 our current liabilities exceeded our current assets by $35,034,675. Current liabilities include non-cash marked to market balances of $4,498,617 for the 2005 period and $1,680,800 for the 2004 period. The improvement was attributable to repayment of debt with proceeds from the February 2005 sale of the Series G and Series A Preferred Stock. For the third quarter of 2005 we had a loss of $2,188,872 compared to a loss of $4,905,958 for the same period in 2004. The net income generated in 2004 was primarily attributed to $12.5 million in forgiveness of debt income associated with our April 2004 refinancing.

     On July 15, 2005, we entered into a $100 million senior secured revolving credit facility with Wells Fargo Bank, National Association. Borrowings under the new credit facility will be subject to a borrowing base limitation based on our current proved oil and gas reserves. The initial borrowing base is set at $20 million and will be subject to semi-annual redeterminations, with the first redetermination to be December 1, 2005. The facility will be secured by a lien on all our assets, and the assets of our subsidiaries, as well as a security interest in the stock of all our subsidiaries. The credit facility has a term of three years, and all principal amounts, together with all accrued and unpaid interest, will be due and payable in full on June 30, 2008. Proceeds from extensions of credit under the facility will be for acquisitions of oil and gas properties and for general corporate purposes. The facility also provides for the issuance of letters-of-credit up to a $3 million sub-limit. On September 30, 2005, the outstanding balance under our facility was $301,351.

     We anticipate that our cash flow from operations and temporary borrowings under our senior credit facility will provide sufficient cash resources to meet our requirements for our operations, maintenance capital expenditures, debt service and working capital requirements for at least the next twelve months.

     Risks Regarding Forward Looking Statements
     ------------------------------------------

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. This report includes such forward-looking statements. Such statements include those concerning our strategic plans, expectations and objectives for future operations. All statements included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements are based on certain assumptions we have made based on its experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control. Statements regarding future production are subject to all of the risks and uncertainties normally incident to the exploration for and development and production of oil and gas. These risks include, but are not limited to, inflation or lack of availability of goods and services, environmental risks, drilling risks and regulatory changes, the ability of the purchasers of our production to take deliveries and the potential lack of capital resources. Investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements. Please refer to our annual report on Form 10-K for the year ended December 31, 2004 for a further discussion of these risks.

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

     Interest Rate Risk

     We are exposed to interest rate risk on debt with variable interest rates. At September 30, 2005 we carried variable rate debt of $301,351 Assuming a one percentage point change at September 30, 2005 on our Company's variable rate debt, the annual pretax income would change by $3,014.

     Commodity Price Risk

     We hedge a portion of price risk associated with our oil and natural gas sales through contractual arrangements which are classified as derivative instruments. As of September 30, 2005, these derivative instruments had an estimated fair value liability of $6,220,108. A hypothetical change in oil and gas prices could have an effect on oil and gas futures prices, which are used to estimate the fair value of our derivative instruments. However, it is not practicable to estimate the resultant change, if any, in the fair value of our derivative instruments.


     ITEM 4. CONTROLS AND PROCEDURES
     ------- -----------------------

     As of September 30, 2005, our President, Chief Executive Officer and our Senior Vice President, Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended ("the Exchange Act"). Based upon this evaluation, they concluded that, subject to the limitations described below, the Company's disclosure controls and procedures offer reasonable assurance that the information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission.

     During the period covered by this report, there has been no change in the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, these controls.

     Limitations on the Effectiveness of Controls. Our management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that the Company's disclosure controls and procedures will prevent all error and all fraud. A well conceived and operated control system is based in part upon certain assumptions about the likelihood of future events and can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2005.

                           PART II. OTHER INFORMATION

     ITEM 6. EXHIBITS.
     ------- ---------

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


                            CRIMSON EXPLORATION INC.
                                  (Registrant)


Date:  November 14, 2005       By: /s/ Allan D. Keel
                                  ------------------------------------
                               Allan D. Keel
                               President and Chief Executive Officer

Date:  November 14, 2005       By: /s/ E. Joseph Grady
                                  ------------------------------------
                               E. Joseph Grady
                               Senior Vice President and Chief Financial Officer