Form 10-K
period 2005-12-31
CRIMSON EXPLORATION INC.
filed 2006-03-31
CIK 813779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     |X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2005
                                       OR
     |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                        Commission file number: 000-21644

                            CRIMSON EXPLORATION INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                 20-3037840
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

  480 N. Sam Houston Parkway East, Suite 300
                Houston, Texas                             77060
   (Address of principal executive offices)              (Zip Code)

                                 (281) 820-1919
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

     Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of March 29, 2006, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $17,269,535 based on the closing sales price of $.75 For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such a determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

On March 29, 2006, there were 33,041,332 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for the 2006 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

                                     PART I

         This summary highlights selected information contained elsewhere in this Annual Report. The following summary does not contain all of the information that may be important. You should read the detailed information appearing elsewhere in this Annual Report before making an investment decision. Certain terms that we use in our industry are italicized and defined in the "Glossary of Industry Terms and Abbreviations". Unless otherwise indicated, all references to "GulfWest", the "Company", "we", "us" and "our" refer to Crimson Exploration Inc. and our subsidiaries.

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

ITEM 1.  Business

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

         Since we made our first significant acquisition in 1993, we have substantially increased our ownership in producing properties and our crude oil and natural gas reserves through a combination of acquisitions and the further exploitation and development of our properties. At December 31, 2005, our part of the estimated proved reserves these properties contained was approximately
2.7 million barrels (MBbl) of oil and 24.7 billion cubic feet (Bcf) of natural gas with an estimated Net Present Value discounted at 10% (PV-10) of $171.6 million. At present, all of our properties are located on land in Texas, Colorado, Louisiana and Mississippi, except for the property in the shallow inland boundaries of Grand Lake, Louisiana. In the future, we plan to expand by acquiring additional properties in those areas, and in similar properties located in other producing regions of the United States, including the shallow waters of the Gulf of Mexico.

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

         Our Common Stock is traded over-the-counter (OTC) under the symbol "CXPI.OB".

Our Company.

         We were formed as a corporation under the laws of the State of Utah in 1987 as Gallup Acquisitions, Inc., and subsequently changed our name to First Preference Fund, Inc in 1992. We became a Texas corporation by a merger effected in July 1992, through which our name became GulfWest Oil Company. On May 21, 2001, we changed our name to GulfWest Energy Inc.

         On June 29, 2005 we merged with and into Crimson Exploration Inc., a Delaware corporation ("Crimson"), for the purpose of changing our state of incorporation from Texas to Delaware (the "Reincorporation"). The Reincorporation was accomplished pursuant to an Agreement and Plan of Merger, dated June 28, 2005, which was approved by GulfWest's shareholders at the 2005 Annual Shareholders' Meeting held June 1, 2005.


         Our principal office is located at 480 North Sam Houston Parkway East, Suite 300, Houston, Texas 77060 and our telephone number is (281) 820-1919.

         Prior to March 2, 2006 Crimson Exploration Inc. had six active and three inactive, direct or indirect, wholly owned subsidiaries. The active subsidiaries were:

         1. GulfWest Oil and Gas Company, a Texas corporation, was organized February 18, 1999 and was the owner of record of interests in certain crude oil and natural gas properties located in Colorado and Texas. It had one wholly owned subsidiary, GulfWest Oil and Gas Company (Louisiana) LLC.

         2. GulfWest Oil and Gas Company (Louisiana) LLC, a Louisiana company, was formed July 31, 2001 and was the owner of record of interests in certain crude oil and natural gas properties in Louisiana.

         3. SETEX Oil and Gas Company, a Texas corporation, was organized August 11, 1998 and was the operator of crude oil and natural gas properties in which we own a majority working interest.

         4. RigWest Well Service, Inc., a Texas corporation, was organized September 5, 1996 and operates well servicing equipment for our own account and for others when not being utilized for our own account.

         5. DutchWest Oil Company, a Texas corporation, was organized July 28, 1997 and was the owner of record of interests in certain crude oil and natural gas properties located along the Gulf Coast of Texas.

         6. GulfWest Development Company, a Texas corporation, was organized November 9, 2000 and was the owner of record of interests in certain crude oil and natural gas properties located in Texas and Mississippi.

         On January 5, 2006 we formed Crimson Exploration Operating, Inc., a Delaware corporation, as our wholly owned subsidiary through which all oil and gas operations will be conducted. Effective March 2, 2006 we merged all our subsidiaries referred to above, into this newly formed corporation. LTW Pipeline Co. remains an inactive subsidiary of Crimson Exploration Inc.

         Balance. At December 31, 2005, our proved reserves were comprised of 40% crude oil and 60% natural gas. We will continue to expand our role in the domestic natural energy industry by (i) acquiring additional interests in crude oil and natural gas properties, (ii) increasing the production and reserve base of our existing producing properties, and (iii) developing an internal prospect generation capability for exploratory prospects. Our goal is to have greater control of our natural gas transportation and marketing, and an expanded role in the transportation of natural gas produced by other parties in our area of operations. We are presently focusing our workover and development efforts on both crude oil and natural gas reserves to take advantage of the higher prices of both commodities.

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

                  On July 15, 2005, we entered into a $100 million senior secured revolving credit facility with Wells Fargo Bank, National Association. Borrowings under the new credit facility are subject to a borrowing base limitation based on our current proved oil and gas reserves. The current borrowing base is set at $20 million and will be subject to semi-annual redeterminations. The facility is secured by a lien on all our assets, and the assets of our subsidiaries, as well as a security interest in the stock of all our subsidiaries. The credit facility has a term of three years, and all principal amounts, together with all accrued and unpaid interest, will be due and payable in full on June 30, 2008. Proceeds from extensions of credit under the facility will be for acquisitions of oil and gas properties and for general corporate purposes. The facility also provides for the issuance of letters-of-credit up to a $3 million sub-limit. We incurred $323,662 in issuance costs associated with the credit facility which are being amortized over its life.

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

         The credit agreement includes usual and customary affirmative covenants for credit facilities of this type and size, as well as customary negative covenants, including, among others, limitation on liens, hedging, mergers, asset sales or dispositions, payments of dividends, incurrence of additional indebtedness, certain leases and investments outside of the ordinary course of business. The credit agreement also requires us to maintain a ratio of current assets to current liabilities, except that any availability under the borrowing base will be considered as an addition to current assets, and any current assets or liabilities resulting from hedging agreements will be excluded, of at least
1.0 to 1.0, an interest coverage ratio of EBITDAX (earnings before interest, taxes, depreciation and amortization and exploration expense) to cash interest expense of 3.0 to 1.0 and a tangible net worth of at least $45 million, subject to adjustment based on future results of operations and any sales of equity securities. EBITDAX and tangible net worth are calculated without consideration of unrealized gains and losses related to stock derivatives accounted for under variable accounting rules for commodity hedges. At December 31, 2005 we were in compliance with the aforementioned financial covenants.

Recent Developments

         On March 22, 2006 we purchased a 100% working interest (75% net revenue interest) in leases on approximately 22,000 undeveloped acres in Culberson County Texas. The acreage, believed to contain producible reserves in the Barnett Shale and Atoka formations, is being acquired through our acquisition, by merger, of Core Natural Resources, Inc. ("Core"), a privately-held entity that was incorporated solely to hold the leases being acquired by us. Pursuant to the merger agreement, each issued and outstanding share of common stock of Core was converted into the right to receive (i) 5.39270725 shares of the common stock, par value $.001 per share, of the Company (the "Stock Consideration") and
(ii) cash in an amount determined by dividing $706,123.25 by 600,000 (the "Cash Consideration," and, together with the Stock Consideration, the "Merger Consideration"). Pursuant to the merger agreement, we assumed $2,045,258 of Core indebtedness that was paid off at the closing of the merger. The cash paid at closing was funded from cash on hand and temporary borrowings under our credit facility. As of the date of the merger agreement, 600,000 shares of Core Common Stock were issued and outstanding. We issued 3,235,624 shares of our common stock as the Stock Consideration. In a separate transaction, the Company will also issue an additional 462,231 shares of common stock of the Company to a Core stockholder as consideration for the assignment of a 2% overriding royalty interest owned by that stockholder in the oil and gas leases of Core (giving us a total 77% net revenue interest). All stock issued in conjunction with these transactions is restricted stock subject to resale limitations under Rule 144(a) of the Securities Act of 1933. Core stockholders were also granted certain limited piggyback registration rights.


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

         Continued Acquisition Program. We acquired properties in four crude oil and natural gas fields in Texas and Louisiana in the year 2001. We were capital constrained during the years 2002 through February 2005, and therefore made no acquisitions during that period. To the extent financial resources are available, we intend to continue to pursue the acquisition of interests in crude oil and natural gas properties (i) held by small, under-capitalized operators and (ii) being divested by larger independent and major oil and gas companies.

         Significant Operating Control. Currently, we are the operator of all but three of the wells in which we own working interests. This operating control enables us to better manage the nature, timing and costs of developing and servicing such wells, and the timing and marketing of the resulting production.

         Ownership of Workover Rigs. We currently own two workover service rigs that we operate for our own account. By owning and operating this equipment, we are better able to control costs, quality of operations and availability of equipment and services.

         Expanded Exploration and Exploitation Role. Historically, we have not drilled exploratory wells due to the cost and risk associated with drilling prospective locations. However, since the end of 1998, we have acquired producing properties that have included significant acreage for prospective oil and gas exploration. These include producing wells and acreage in Grimes,
Hardin, Jim Wells, Madison, Palo Pinto, Refugio, Victoria, Wharton and Zavala, Counties, Texas; Adams, Arapaho, Elbert and Weld Counties, Colorado; Cameron Parish, Louisiana; and Jones County, Mississippi. These acquisitions have added existing natural gas and crude oil production to our asset base and, as importantly, have provided us with immediate geological databases for development drilling opportunities as well as the potential for generating exploratory opportunities on the acquired acreage. We have expanded our evaluation efforts in these fields and intend to increase our development of reserves through workovers of existing wells and by drilling additional wells. As we develop exploration opportunities on these properties or see high-quality prospects generated by others, as capital resources are available, we will complement our development activities with capital for exploratory or exploitation projects.

Our Employees.

         At December 31, 2005, we had 30 full time employees, of whom 14 were field personnel. None of our employees are covered by collective bargaining agreements.


Government Regulation


         Federal and State Regulatory Requirements


         We are a public company subject to the rules and regulations of the SEC. Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted by the SEC, could result in increased costs to us as we evaluate the implications of these new rules and respond to their requirements. The new rules could make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers. We are currently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs.


         Our operations are subject to numerous laws and regulations governing the operation and maintenance of our facilities and the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require that we acquire permits before commencing drilling; restrict the substances that can be released into the environment in connection with drilling and production activities; limit or prohibit drilling activities on protected areas such as wetlands or wilderness areas; or require remedial measures to mitigate pollution from former operations. Under these laws and regulations, we could be liable for personal injury and clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. These laws and regulations have been changed frequently in the past. In general, these changes have imposed more stringent requirements that increase operating costs or require capital expenditures in order to remain in compliance. It is also possible that unanticipated developments could cause us to make environmental expenditures that are significantly different from those we currently expect. Existing laws and regulations could be changed, and any changes could have an adverse effect on our business.

         Environmental Regulations


         The oil and gas business is subject to environmental hazards, such as oil spills, gas leaks and ruptures and discharges of petroleum products and hazardous substances, and historic disposal activities. These environmental hazards could expose us to material liabilities for property damages, personal injuries or other environmental harm, including costs of investigating and remediating contaminated properties. In addition, we also may be liable for environmental damages caused by the previous owners or operators of properties that we have purchased or are currently operating. A variety of stringent federal, state and local laws and regulations govern the environmental aspects of our business and impose strict requirements for, among other things, well drilling or workover, operation and abandonment, waste management; land reclamation; and controlling air, water and waste emissions.


         Any noncompliance with these laws and regulations could subject us to material administrative, civil or criminal penalties or other liabilities. Additionally, our compliance with these laws may, from time to time, result in increased costs to our operations or decreased production, and may affect our costs of acquisitions. Environmental laws may, in the future, cause a decrease in our production or an increase in the costs of production, development or exploration. Pollution and similar environmental risks generally are not fully insurable.


         We have not incurred any material costs relating to our compliance with federal, state or local laws during the year ended December 31, 2005, or during the subsequent interim period.

Our Executive Officers.

         See Item 10 of this report, which information is incorporated herein by reference.

ITEM 1. A      Risk Factors

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

         (viii) Our revolving credit facility contains a number of significant negative covenants that place limits on our activities and operations, including those relating to: o creation of liens,

                  o        hedging,

                  o        mergers, acquisitions, asset sales or dispositions,

                  o        payments of dividends,

                  o        incurrence of additional indebtedness, and

                  o        certain  leases  and   investments   outside  of  the
                           ordinary course of business.

               In addition, our revolving credit facility requires us to maintain compliance with specified financial ratios and satisfy certain financial condition tests. Our ability to comply with these ratios and financial condition tests may be affected by events beyond our control, and we cannot assure you that we will meet these ratios and financial condition tests. These financial ratio restrictions and financial condition tests could limit our ability to obtain future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general or otherwise conduct necessary or desirable corporate activities.


               A breach of any of these covenants or our inability to comply with the required financial ratios or financial condition tests could result in a default under our revolving credit facility. A default, if not cured or waived, could result in all of our indebtedness becoming immediately due and payable. If that should occur, we may not be able to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us.

               We have outstanding debt of $1,036,282 on our credit facility and shareholders equity of $52,805,262 at December 31, 2005. We may borrow up to an additional $18,963,718 under our revolving credit facility to fund acquisitions or for general corporate purposes. Our debt obligations could increase substancially.

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

         Estimates of our proved reserves for crude oil and natural gas and the estimated future net revenues from the production of such reserves rely upon various assumptions, including assumptions as to crude oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating crude oil and natural gas reserves is complex and imprecise. Actual future production, crude oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable crude oil and natural gas reserves may vary substantially from the estimates we obtain from reserve engineers. Any significant variance in these assumptions could materially affect the estimated quantities and present value of reserves we have set forth. In addition, our proved reserves may be subject to downward revision due to factors that are beyond our control, such as production history, results of future exploration and development, prevailing crude oil and natural gas prices and other factors.

         Approximately 16% of our total estimated proved reserves at December 31, 2005 were proved undeveloped reserves, which are by their nature less certain.

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

         The estimates of our proved reserves and the future net revenues from which the present value of our properties is derived were calculated based on the actual prices of our various properties on a property-by-property basis at December 31, 2005. The average sales prices of all properties were $57.79 per barrel of oil and $10.90 per thousand cubic feet (Mcf) of natural gas at that date.

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

         Such risks include fire, hurricanes, explosions, blowouts, pipe failure and environmental hazards, such as oil spills, natural gas leaks, ruptures or discharges of toxic gases. We could also suffer losses due to personnel injury or loss of life; severe damage to or destruction of property; or environmental damage that could result in clean-up responsibilities, regulatory investigation, penalties or suspension of our operations. In accordance with customary industry practice, we maintain insurance policies against some, but not all, of the risks described above. Our insurance policies may not adequately protect us against loss or liability. There is no guarantee that insurance policies that protect us against the many risks we face will continue to be available at justifiable premium levels.

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

         We have "blank check" preferred stock.

         Our Certificate of Incorporation authorizes the Board of Directors to issue preferred stock without further shareholder action in one or more series and to designate the dividend rate, voting rights and other rights preferences and restrictions. The issuance of preferred stock could have an adverse impact on holders of Common Stock. Preferred stock is senior to Common Stock. Additionally, preferred stock could be issued with dividend rights senior to the rights of holders of Common Stock. Finally, preferred stock could be issued as part of a "poison pill", which could have the effect of deterring offers to acquire the Company. "See "Description of Securities"

         We are not paying dividends on our Common Stock.

         Our board of directors presently intends to retain all of our earnings for the expansion of our business; therefore we do not anticipate distributing cash dividends on our Common Stock in the foreseeable future. Any decision of our board of directors to pay cash dividends will depend upon our earnings, financial position, cash requirements and other factors.

         One investor controls us.

         As a result of preferred stock offerings in February 2005, OCMGW Holdings ("OCMGW") acquired a controlling interest in us. OCMGW has or has the right to acquire 48,972,694 shares of our Common Stock pursuant to conversion of Series G Preferred Stock, including undeclared convertible dividends, and Series H Preferred Stock owned by it which represents approximately 60% of the currently outstanding Common Stock, assuming the conversion of preferred stock and undeclared dividends held by it. Pursuant to the terms of Series G Preferred Stock, the holders of the Series G Preferred Stock, voting as a class, have the right to elect a majority of our board of directors. OCMGW currently owns approximately 95% of the Series G Preferred Stock.

         Additionally, OCMGW and all current directors and officers as a group represent approximately 55% of the outstanding voting power (assuming they convert all preferred stock other than the Series G Preferred Stock and Series H Preferred Stock, which vote on an as converted basis, and exercise all currently exercisable warrants and options held by them). For as long as OCMGW and the other directors and officers continue to own over a majority of the outstanding voting power, they will be able to control elections to the board of directors that common shareholders are entitled to vote on and other matters submitted to shareholders. The percentage ownership of OCMGW, directors and officers could be reduced by the issuance of Common Stock on conversion of preferred stock and the exercise of warrants, although it is impossible to say how many shares will be actually issued.

         The holders of our Common Stock do not have cumulative voting rights, preemptive rights or rights to convert their Common Stock to other securities.

         We are authorized to issue 200,000,000 shares of Common Stock, $.001 par value per share. As of March 29, 2006 there were 33,041,332 shares of Common Stock issued and outstanding. Since the holders of our Common Stock do not have cumulative voting rights, the holder(s) of a majority of the shares of Common Stock, and Series G Preferred Stock and Series H Preferred Stock (on an as converted basis) present, in person or by proxy, will be able to elect all of the remaining members of our board of directors that the holders of the Series G Preferred Stock are not entitled to elect as a class. The holders of shares of our Common Stock do not have preemptive rights or rights to convert their Common Stock into other securities.

         The number of shares of outstanding Common Stock could increase significantly as a result of the recent sale of Series G Preferred Stock sold to OCMGW and Affiliates.

         If all of the Common Stock underlying our various convertible and derivative securities, including warrants and granted employee stock options, is issued by us, the number of our outstanding shares of Common Stock would increase to approximately 118.6 million shares. Currently, we are only authorized to issue 200,000,000 shares of our Common Stock, 33,041,332 shares of which are outstanding as of March 29, 2006. It is impossible to say how many shares, if any, we will issue and how many shares, in turn, will be resold. However, it is possible that our stock price could decline significantly as a result of an increased number of shares being offered into the market.

ITEM 2.  Our Properties.

         At December 31, 2005, we owned a total of 246 gross wells, of which 143 were producing, 84 were shut-in or temporarily abandoned and 19 were injection or saltwater wells. We owned an average 85% working interest in the 143 gross (122 net) producing wells. Gross wells are the total wells in which we own a working interest. Net wells are the sum of the fractional working interests we own in gross wells. Our part of the estimated proved reserves these properties contain was approximately 2.7 million barrels (MMBL) of oil and 24.7 billion cubic feet (Bcf) of natural gas at December 31, 2005. Substantially all of our properties are located onshore or shallow inland waters in Texas, Colorado and Louisiana.

Proved Reserves.

         The following table reflects our estimated proved reserves at December 31 for each of the preceding three years.

                                                     2005             2004             2003
                                                 -------------    -------------    -------------
                            Crude Oil (MBbl)
                                   Developed            2,423            2,575            3,773
                                 Undeveloped              285              388            1,265
                                                 -------------    -------------    -------------
                                       Total            2,708            2,963            5,038
                                                 =============    =============    =============

                          Natural Gas (MMcf)
                                   Developed           19,658           20,966           24,642
                                 Undeveloped            4,992            8,125            8,018
                                                 -------------    -------------    -------------
                                       Total           24,650           29,091           32,660
                                                 =============    =============    =============
                               Total (MMcfe)           40,898           46,869           62,888
                                                 =============    =============    =============



         (a) Approximately 84% of our total proved reserves were classified as proved developed at December 31, 2005.

Standardized Measure of Discounted Future Net Cash Flows.

         The following table sets forth as of December 31 for each of the preceding three years, the estimated future net cash flow from and standardized measure of discounted future net cash flows of our proved reserves, which were prepared in accordance with the rules and regulations of the SEC and the Financial Accounting Standard Board. Future net cash flow represents future gross cash flow from the production and sale of proved reserves, net of crude oil and natural gas production costs (including production taxes, ad valorem taxes and operating expenses) and future development costs. The calculations used to produce the figures in this table are based on current cost and price factors at December 31 for each year. We cannot assure you that the proved reserves will all be developed within the periods used in the calculations or those prices and costs will remain constant.

                                                          2005                 2004                  2003
                                                   -------------------    ----------------     -----------------

Future cash inflows                                $      425,080,357     $   290,998,312      $    336,795,385
Future production and development costs
   Production                                             101,677,305          80,880,330           109,468,727
   Development                                             27,467,896          24,141,982            21,460,459
                                                   -------------------    ----------------     -----------------

Future cash flows before income taxes                     295,935,156         185,976,000           205,866,199
Future income taxes                                       (91,664,228)        (49,871,272)          (46,885,360)
                                                   -------------------    ----------------     -----------------

Future net cash flows after income taxes                  204,270,928        136,104,728           158,980,839
10% annual discount for estimated
  timing of cash flows                                   (85,873,789)         (52,602,351)          (70,653,419)
                                                   -------------------    ----------------     -----------------

Standardized measure of discounted
  future net cash flows                            $      118,397,139     $    83,502,377      $     88,327,420
                                                   ===================    ================     =================



 (1) The average sales prices utilized in the estimation of our proved reserves were $57.79 per Bbl and $10.90, $40.41 per Bbl and $5.89 per Mcf and $29.51 per Bbl and $5.82 per Mcf, at December 31, 2005, 2004 and 2003, respectively.

Significant Properties.

         Summary information on our properties with proved reserves is set forth below as of December 31, 2005.

                                                                                                 Present
                             Productive Wells                    Proved Reserves                 Value(1)
                         -------------------------   ----------------------------------------   -----------
                           Gross          Net
                         Productive    Productive      Crude         Natural
                           Wells         Wells          Oil            Gas           Total         Amount
                         -----------   -----------   -----------    ----------    -----------   -----------
                                                       (MBbl)         (MMcf)        (MMcfe)         ($M)

Texas                            86         77.37         1,089        11,909         18,443    $   75,378
Colorado                         34         23.25           284         5,117          6,818        26,574
Louisiana                        21         20.88         1,316         7,624         15,520        69,184
Mississippi                       1          0.37            19             -            114           426

Offshore                          1           .25             -             -              -             -
                         ===========   ===========   ===========    ==========    ===========   ===========
     Total                      143        122.12         2,708        24,650         40,895    $  171,562
                         ===========   ===========   ===========    ==========    ===========   ===========


(1) The average sales prices used in the estimation of our proved reserves were $57.79 per Bbl and $10.90 per Mcf at December 31, 2005.

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

Production, Revenue and Price History.

         The following table sets forth information (associated with our proved reserves) regarding production volumes of crude oil and natural gas, revenues and expenses attributable to such production (all net to our interests) and certain price and cost information for the years ended December 31, 2005, 2004 and 2003.

                                         2005          2004          2003
                                     ------------  ------------  ------------

Production
    Oil (Bbl)                            177,833       173,865       221,335
    Natural gas (Mcf)                  1,482,250     1,033,433     1,190,624
                                     ------------  ------------  ------------
        Total (MCFE)                   2,549,248     2,076,623     2,518,634

Revenue
    Oil production                   $ 7,044,429   $ 5,498,598   $ 5,362,657
    Natural gas production            10,507,221     5,602,516     5,481,803
                                     ------------  ------------  ------------
         Total                       $17,551,650   $11,101,114   $10,844,460

Operating Expenses                   $ 5,585,297   $ 4,879,754   $ 5,527,841

Production Data
    Average sales price (1)
        Per barrel of oil            $     39.61   $     31.63   $     24.23
        Per Mcf of natural gas       $      7.09   $      5.42   $      4.60
        Per MCFE                     $      6.89   $      5.35   $      4.31

    Average expenses per MCFE
        Lease operating              $      2.19   $      2.35   $      2.19
       Geological and Geophysical    $       .16
        Depreciation, depletion and
             Amortization            $      1.23   $      1.05   $       .88
        General and administrative   $      1.48   $       .92   $       .90



 (1) Average sales prices are shown net of the settled amounts of our oil and gas hedge contracts. Average sales prices per MCFE, before adjustments for the hedge contracts, were $8.43, $6.23 and $4.90 in 2005, 2004 and 2003, respectively.

Productive Wells at December 31, 2005:

         The following table shows the number of producing wells we own by location:

                              Gross       Net       Gross        Net
                            Oil Wells  Oil Wells  Gas Wells   Gas Wells
                            ---------  ---------  ----------  ----------

               Texas              33      30.00          53       47.37
               Colorado           18      11.90          16       11.36
               Louisiana          15      14.88           6        6.00
               Mississippi         1       0.37           -           -
               Offshore            0          0           1        0.25
                            ---------  ---------  ----------  ----------
                    Total         67      57.15          76       64.98
                            =========  =========  ==========  ==========

         In addition, the Company has 84 inactive wells (70 net) and 19 salt water disposal wells (18 net).

Developed Acreage at December 31, 2005.

         The following table shows the developed acreage that we own, by location, which is acreage spaced or assigned to productive wells. Gross acres are the total acres in which we own a working interest. Net acres are the sum of the fractional working interests we own in gross acres.

                                             Gross Acres        Net Acres
                                           ---------------  ----------------
               Texas                                8,855             8,149
               Colorado                             3,000             2,100
               Louisiana                            1,440             1,440
                                           ---------------  ----------------
                          Total                    13,295            11,689
                                           ===============  ================

Undeveloped Acreage at December 31, 2005.

         The following table shows the undeveloped acreage that we own, by location. Undeveloped acreage is acreage on which wells have not been drilled or completed to a point that would form the basis to determine whether the property is capable of production of commercial quantities of crude oil and natural gas.

                                             Gross Acres       Net Acres
                                           ---------------  ----------------
               Texas                               13,640            11,430
               Colorado                            14,300            10,700
               Louisiana                              160               160
                                           ---------------  ----------------
                          Total                    28,100            22,290
                                           ===============  ================

Drilling Results.

         In 2005, we drilled 2 wells in Texas and participated for a 25% working interest in one offshore well. One was drilled in our Iola field in east Texas and it was completed as a gas well in March 2005 which had an initial net rate of 800 mcfepd and declined to 200 mcfepd by year-end. We participated in a 40% working interest in an exploration well in south Texas and it was unsuccessful. We participated for a 25% working interest in an offshore well at Mustang Island
749. Efforts were underway at year-end to flow back the Mustang Island 749 exploratory well, drilled earlier in the year, to finally determine if commercial quantities of gas were present. Because we believe that this well will ultimately be determined to be uneconomical, we recorded a $3.2 million impairment of this well in the fourth quarter. In 2004, we drilled one natural gas well which is producing and we did not drill any wells in 2003.

Costs Incurred

         The following table shows the costs incurred in our oil and gas producing activities for the past three years:

                                         2005           2004           2003
                                     -------------  -------------  -------------
         Property Acquisitions
               Proved                $    142,867   $      6,742   $          -
               Unproved                 1,244,975         17,347        110,119
         Development Costs              6,171,241      6,117,899      2,024,663
                                     -------------  -------------  -------------
                                     $  7,559,083   $  6,141,988   $  2,134,782
                                     =============  =============  =============

Property Dispositions

         The following table shows oil and gas property dispositions:

                                         2005           2004           2003
                                     -------------  -------------  -------------
         Oil and gas properties      $     31,337   $  5,425,040   $     31,979
         Accumulated DD&A                       -     (1,659,001)       (11,569)
                                     -------------  -------------  -------------
         Net oil and gas properties  $     31,337   $  3,766,039   $     20,410
                                     =============  =============  =============

         As a result of these sales we recorded a loss of $13,022, $2,029,932 and $ 20,409 in 2005, 2004 and 2003 respectively.

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

ITEM 3.  Legal Proceedings.

         From time to time, we are involved in litigation relating to claims arising out of our operations or from disputes with vendors in the normal course of business. As of March 29, 2006, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2005.

                                     PART II

ITEM 5.  Market for Our Common Stock and Related Stockholder Matters.

         The high and low trading prices for the Common Stock for each quarter in 2005, 2004 and 2003 are set forth below. The trading prices represent prices between dealers, without retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.



                                            High        Low
                                          --------    --------
               2005
               First Quarter              $  1.46      $  .75
               Second Quarter                1.20         .85
               Third Quarter                 1.38         .88
               Fourth Quarter                1.11         .85


               2004
               First Quarter              $   .45     $   .32
               Second Quarter                 .56         .33
               Third Quarter                  .85         .45
               Fourth Quarter                 .94         .66

               2003
               First Quarter              $   .45     $   .42
               Second Quarter                 .47         .35
               Third Quarter                  .47         .43
               Fourth Quarter                 .47         .32

Common Stock.

         We are authorized to issue up to 200,000,000 shares of Common Stock, par value $.001 per share. As of March 29, 2006, there were 33,041,332 shares of Common Stock issued and outstanding and held by approximately 253 record holders. Our Common Stock is traded over-the-counter (OTC) under the symbol "CXPI.OB". Fidelity Transfer Company, 1800 South West Temple, Suite 301, Box 53, Salt Lake City, Utah 84115, (801) 484-7222 is the transfer agent for the Common Stock.

         Holders of Common Stock are entitled, among other things, to one vote per share on each matter submitted to a vote of shareholders and, in the event of liquidation, to share ratably in the distribution of assets remaining after payment of liabilities (including preferential distribution and dividend rights of holders of preferred stock). Holders of Common Stock have no cumulative rights. The holders of a majority of the outstanding shares of the Common Stock and Series G and H (on an as converted basis) have the ability to elect all of the directors that the Series G does not elect. On February 28, 2005, the holders of the Series G Preferred Stock were granted the right to elect a majority of our Board of Directors.

         Holders of Common Stock have no preemptive or other rights to subscribe for shares. Holders of Common Stock are entitled to such dividends as may be declared by the Board out of funds legally available therefore. We have never paid cash dividends on the Common Stock and do not anticipate paying any cash dividends in the foreseeable future.

Preferred Stock.

         Our board of directors is authorized, without further shareholder action, to issue preferred stock in one or more series and to designate the dividend rate, voting rights and other rights, preferences and restrictions of each such series. Our preferred stock is senior to our Common Stock regarding liquidation. The holders of the preferred stock do not have voting rights (except for the Series G and Series H Preferred Stock holders as discussed below) or preemptive rights, nor are they subject to the benefits of any retirement or sinking fund. We are authorized to issue up to 10,000,000 shares of preferred stock.

         As of March 29, 2006, there was a total of 103,250 shares of preferred stock issued and outstanding in four series: Series D, E, G and H Preferred Stock.

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

         The Series E Preferred Stock is entitled to receive dividends at the rate of 6% per share per annum, which may be deferred for the next four years and those deferred dividends will be convertible into Common Stock at the conversion price of $.90 per share of Common Stock. The conversion price for the Series E Preferred Stock is based on $2.00 per share of Common Stock. The Series E Preferred Stock is held by a former director and none of the 9,000 outstanding shares has been redeemed or converted. On a fully converted basis, the 9,000 shares of Series E Preferred Stock would convert to 2,250,000 shares of Common Stock. The Series E Preferred Stock has an aggregate liquidation preference of $4.5 million, and is senior to all of our Common Stock and of equal preference with our Series D Preferred Stock and junior to our Series G Preferred Stock and Series H Preferred Stock.

         The 81,000 shares of our Series G Preferred Stock bears a coupon of 8% per year and has an aggregate liquidation preference of $40.5 million. For the first four years after issuance, we may defer the payment of dividends on the Series G Preferred Stock and these deferred dividends will also be convertible into our Common Stock at $0.90 per share. In addition, the Series G Preferred Stock is entitled to vote on an as-converted basis with the holders of our Common Stock and, as a class, is entitled to nominate and elect a majority of the members of our Board of Directors. The Series G Preferred Stock is senior to all of Crimson's outstanding capital stock in liquidation preference.

         The Series H Preferred Stock is required to be paid a dividend of 40 shares of Common Stock per Series H Preferred Stock share per year. In addition, the Series H Preferred Stock is convertible into Common Stock at a conversion price of $0.35 per share. The Series H Preferred Stock has an aggregate liquidation value of $2.6 million and is senior to all of GulfWest's outstanding capital stock in liquidation preference other than its Series G Preferred Stock. There were 5,250 shares of Series H Preferred Stock outstanding at December 31, 2005.

Outstanding Options and Warrants.

         At December 31, 2005, we had outstanding employee stock options, under our 1994 and 2004 Stock Option and Compensation Plans, to purchase 1,710,000 (1,375,000 vested) shares of Common Stock at prices ranging from $.45 to $1.81 per share and warrants to purchase 1,470,000 shares of Common Stock at prices ranging from $.01 to $.75 per share. In conjunction with the subsequent financing event on February 28, 2005, we established our 2005 Stock Incentive Plan and authorized the issuance of 27 million shares of Common Stock pursuant to awards under the plan, 22,400,000 (none vested) shares which were outstanding at December 31, 2005.

Recent Sales of Unregistered Securities.

         As shown in the table that follows, during 2005 we sold preferred stock convertible to Common Stock not registered under the Securities Act of 1933, as amended, and exempt under Section 4(2) of the Act. No underwriters were used, and no underwriting discounts or commissions were paid in connection with the sales.

                                                           Exercise/
                                            Underlying    Conversion
  Date       Derivative      Holder(s)        Shares         Price     Consideration
---------  --------------  --------------  -------------  -----------  -------------
                           Accredited
03/22/05   Warrants        Investors             20,000         $.01        $   200
03/30/05   Options         Employee              25,000         $.45        $11,250
                           Accredited
04/04/05   Warrants        Investors          2,018,224         $.01         N/A  *
                           Accredited
06/01/05   Common Stock    Investors             34,090          N/A   Compensation
                           Accredited
08/25/05   Options         Investors            100,000         $.45        $45,000


              *Received reduced number of shares in exchange for the exercise price.

ITEM 6.  Selected Financial Data.

         The following table sets forth selected historical financial data of our company as of December 31, 2005, 2004, 2003, 2002 and 2001, and for each of the periods then ended. See "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The income statement data for the years ended December 31, 2005, 2004 and 2003 and the balance sheet data at December 31, 2005 and 2004 are derived from our audited financial statements contained elsewhere herein. The income statement data for the years ended December 31, 2002 and 2001 and the balance sheet data at December 31, 2003, 2002 and 2001 are derived from our Annual Report on Form 10-K for those periods. You should read this data in conjunction with our consolidated financial statements and the notes thereto included elsewhere herein.

                                        -------------------------------------------------------------------------
                                                                Year Ended December 31,
                                           2005           2004            2003            2002           2001
                                        -----------    -----------     -----------     -----------    -----------
Income Statement Data
---------------------

Operating Revenues                     $17,682,808    $11,207,673     $11,010,723     $10,839,797    $12,990,581
Net income from
     operations                            676,324      1,557,815         558,774         310,290      3,451,875
Net income (loss)                       (3,543,239)     8,072,221      (3,024,426)     (4,502,313)     1,044,291
Dividends on preferred stock            (3,562,472)      (455,612)       (127,083)       (112,500)       (56,250)
Net income (loss) available to
     common shareholders                (7,105,711)     7,616,609      (3,151,509)     (4,614,813)       988,401
Net income (loss), per share
     of Common Stock, basic            $      (.27)   $       .41     $      (.17)    $      (.25)   $       .05
Weighted average number
     of shares of common
     stock outstanding                  26,738,815     18,535,022      18,492,541      18,492,541     18,464,343

Balance Sheet Data
------------------

Current assets                         $ 5,825,078    $ 3,808,878     $ 1,742,689     $ 2,353,046    $ 2,205,862
Total assets                            63,114,949     57,876,164      52,428,774      53,088,941     51,379,209
Current liabilities                      6,855,735     37,249,217      44,619,652      43,998,566     12,492,365
Long-term obligations                    2,414,365      1,950,304       1,393,607         137,808     26,541,957
Other liabilities                        1,039,587              -         591,467       1,128,993              -
Stockholders' Equity                   $52,805,262    $18,676,643     $ 5,824,648     $ 7,823,574    $12,344,887


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

         The estimates of oil and gas reserves utilized in the calculation of depletion and depreciation are estimated in accordance with guidelines established by the Society of Petroleum Engineers, the Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations over prices and costs existing at year end, except by contractual arrangements.

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

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues

         Oil and Gas Sales. Revenues from the sale of crude oil and natural gas, net of realized losses from the hedging instruments, increased 58% from $11,101,000 in 2004 to $17,552,000 in 2005. Losses realized on our hedges during 2005 were $2,468,000 for oil and $1,475,000 for gas compared to $1,251,000 for oil and $590,000 for gas in 2004. The increase in revenues was due to higher oil and gas sales volumes and higher crude oil and natural gas prices, as further described below.

         In 2005, our sales volumes were 177,833 barrels of crude oil and 1,482,250 Mcf of natural gas, or 2,549,248 natural gas equivalents (mcfe), compared to 173,865 barrels of crude oil and 1,033,433 Mcf of natural gas, or 2,076,623 Mcfe in 2004. On a daily basis we produced an average of 6,984 Mcfe in 2005 compared to a daily average of 5,689 Mcfe in 2004. Higher sales volumes were a direct result of the development program we began in late 2004 and continued in 2005. The developmental program included our drilling and completing 2 new gas wells in east Texas in early 2005, the completion of workover and facility projects at Grand Lake and Lacassine fields in southwest Louisiana, and the workover of wells in east and south Texas. Volume increases generated through our development program not only offset the loss of production from property sales in 2004, but also allowed us to achieve the 23% increase in production despite the shut-in of approximately 4,500 Mcfepd from the effects of Hurricane Rita during parts of September and October, with production still approximately 12% below pre-hurricane levels due to delays in getting water disposal facilities back fully operational. We estimate, on average, that the average daily rate for 2005 was negatively impacted by 400 Mcfed.

         Oil and Gas prices are reported net of the realized effect of our hedging agreements. Prices realized were $39.61 per Bbl and $7.09 per Mcf in 2005 compared to $31.63 per Bbl ad $5.42 per Mcf in 2004. Prices before the effects of the hedging agreements were $53.49 per Bbl and $8.08 per Mcf in 2005 compared to $38.82 per Bbl and $5.99 per Mcf in 2004.

         Operating Overhead and Other Income. Revenues from these activities increased 22% from $107,000 in 2004 to $131,000 in 2005 due to higher transportation fees resulting from higher volume.

Costs and Expenses

         Lease Operating Expenses. Overall, operating expenses increased 14% from $4,880,000 in 2004 to $5,585,000 in 2005. The increase was primarily due to higher production taxes as a result of increased sales volumes and commodity prices, and to a lesser extent, general price increases for goods and services industry wide.

         On a per unit basis, expenses decreased from $2.35 per Mcfe in 2004 to $2.19 per Mcfe in 2005. This decrease in lifting cost was due to the higher sales volume, not offset by higher lifting costs.

         Depreciation, Depletion and Amortization (DD & A). DD & A increased 43% from $2,185,000 in 2004 to $3,131,000 in 2005, due to higher production volumes, and an increase in the DD & A rate per unit from $1.05 per Mcfe in 2004 to $1.23 per Mcfe in 2005. The increase in our DD &A rate in 2005 resulted from a capital expenditure plan consisting primarily of development projects that increased production and cash flow, but added no reserves.

         General and Administrative (G & A) Expenses. G & A expenses increased 87% from $2,019,000 in 2004 to $3,773,000 in 2005 due to higher salaries resulting from additions to our management team to carry out our post recapitalization growth plan. On a per unit basis, expenses increased from $.92 per Mcfe in 2004 to $1.48 per Mcfe in 2005.

         Interest Expense. Interest expense decreased 69% from $4,154,000 in 2004 to $1,303,000 in 2005, primarily due to the retirement of debt associated with our Februray 2005 recapitalization.

         Geological and Geophysical Expense (G&G). G&G expense was $395,000 in 2005 as we began to acquire seismic data as part of our strategy to develop an internal exploratory prospect generation capability. No G&G costs were incurred in 2004 as we focused our capital program on the development of its proved reserves.

         Dry Holes, Abandonment Costs and Impaired Assets. Dry hole, abandonment and impairment expense was $4,063,000 in 2005 compared to $453,000 in 2004. Included in the 2005 expense were two exploratory dry holes, one of which was plugged and abandoned and one of which is still being evaluated. The Mustang Island 749 #1 well is technically still being evaluated, however, we do not believe that it will ultimately be determined to be economical, therefore included in this expense for 2005 was an impairment of $3.2 million. The 2004 expense was comprised primarily of leasehold abandonment costs.

         Debt Issuance Costs. Other financing costs were $1,956,000 in 2005 compared with $1,472,000 in 2004. Costs in 2005 included the writeoff of previously capitalized debt issuance costs associated with previous financings that were repaid with proceeds from the sale of the Series G Preferred Stock in February 2005. The expense in 2004 was comprised primarily of the amortization of capitalized costs associated with the financings repaid in February 2005.

         Unrealized (Gain)/Loss on Derivative Instruments. Unrealized gain or loss on derivative instruments is the change during the year in the mark-to-market exposure under our commodity price hedging instruments. This non-cash expense for 2005 was $1,643,000 compared with an expense of $1,506,000 for the 2004 year. This expense will vary period to period, and will be a function of the hedges in place, and the strike prices of those hedges, at each balance sheet date.

         Income Tax Benefit. Income tax benefit for 2005 was $792,000 compared to a benefit of $3,204,000 for the year 2004.

         Dividends on Preferred Stock. Dividends on preferred stock were $3,562,000 in 2005 compared with $456,000 in 2004. Dividends in 2005 included $2,725,000 on the Series G Preferred Stock $166,000 on the Series H Preferred Stock $271,000 on the Series E and $401,000 for the other series of preferred stock previously issued by the Company and/or its subsidiaries and retired as part of the February 28, 2005 recapitalization. Dividends on preferred stock for 2004 included $195,000 on the Series E Preferred Stock and $261,000 for the other series of preferred stock previously issued by the Company and/or its subsidiaries and retired as part of the February 28, 2005 recapitalization.

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

Costs and Expenses

         Lease Operating Expenses. Lease operating expenses decreased 12% from $5,528,000 in 2003 to $4,880,000 in 2004, 5% was due to lower variable costs on lower production volumes and 7% due to property sales. On a per Mcfe basis, costs increased from $2.19 in 2003 to $2.35 per Mcfe in 2004 because of lower volume and higher vendor prices.

         Depreciation, Depletion and Amortization (DD & A). DD & A decreased 2% from $2,226,000 in 2003 to $2,185,000 in 2004, due to lower production volumes. On a per Mcfe basis, the DD & A rate increased from $.88 in 2003 to $1.05 per Mcfe in 2004 due to higher than anticipated development costs.

         Dry Holes, Abandoned Property and Impaired Assets. The cost of dry holes, abandoned property and impaired assets expense in 2004 was $452,500 (abandoned- $391,000; impaired- $62,000), compared to $359,000 (dry holes- $70,000; abandoned $289,000) in 2003. The abandoned property was due to a lack of capital to complete projects resulting in the loss of leases.

         General and Administrative (G & A) Expenses. G & A expenses decreased 11% from $2,262,000 in 2003 to $2,019,000 in 2004 due to expenses incurred in 2003 associated with financing efforts that were not culminated.

         Interest Expense. Interest expense increased 24% from $3,363,000 in 2003 to $4,154,000 in 2004. In April 2004 we retired debt of approximately $27.6 million carrying an interest rate of prime plus 3.5% and replaced it with debt of approximately $18.0 million that carries an interest rate of prime plus 11.0%. Also, included in 2004 is non cash interest expense of approximately $.4 million resulting from the discounting on a note payable issued in 2004.

         Debt Issuance Costs. Other financing costs increased 47% from $1,000,000 in 2003 to $1,472,000 in 2004. In 2003, we recorded an expense of
$1,000,000 to account for the issuance of 2,000 shares of our preferred stock in conjunction with the financial agreement on the retired debt referred to above. The expense in 2004 represents the amortized portion of loan fees associated with the refinancing of debt referred to above.

         Unrealized Gain (Loss) on Derivative Instruments. The estimated future fair value of derivative instruments at December 31, 2004 resulted in an estimated unrealized loss of $1,506,000 in 2004 compared to an unrealized gain of $538,000 in 2003. Estimated unrealized gain/loss on oil and gas price hedges in place on a particular balance sheet date is based on a "mark to market" calculation based on a market price forecast on the balance sheet date compared to the prices provided for in the derivative instruments.

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

          Intrest Expense. Interest expense increased 6% from $3,159,000 in 2002 to $3,363,000 in 2003 due to penalty interest paid to our largest lender under a provision in the loan agreement.

         Debt Issuance Costs. In 2003, we recorded an expense of $1,000,000 to account for the failed issuance of 2,000 shares of our preferred stock to our largest lender under a financial agreement.

         Unrealized Gain (Loss) on Derivative Instruments. The estimated future fair value of derivative instruments at December 31, 2003 resulted in an unrealized gain of $538,000 in 2003 compared to an unrealized loss of $1,597,000 in 2002.

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

Contractual Obligations

         Our obligations as of December 31, 2005, under contractual obligations with maturities exceeding one year, were as follows:

                                                                                                       More than 5
                      Total          2006          2007          2008          2009         2010          years
                   ------------  ------------  ------------  ------------  ------------  ------------  ------------
Long-term debt
    obligations    $ 1,184,115   $    80,883   $    31,600   $ 1,058,150   $    10,449   $     3,033   $         -
Operating lease
    obligations        169,300       135,323        33,977             -             -             -             -
Asset retirement
    obligations      1,311,133             -        24,820        10,075        38,337        45,707     1,192,194
                   ------------  ------------  ------------  ------------  ------------  ------------  ------------
                   $ 2,664,548   $   216,206   $    90,397   $ 1,068,225   $    48,786   $    48,740   $ 1,192,194
                   ============  ============  ============  ============  ============  ============  ============

Financial Condition and Capital Resources.

         At December 31, 2005, our current liabilities exceeded our current assets by $1,030,657. We had loss available to common shareholders of $7,105,711 compared to income available to common shareholders of $7,616,609 at December 31, 2004. (See ITEM 7 Management Discussion and Analysis)

         On February 28, 2005, we sold in a private placement, 81,000 shares of our Series G Preferred Stock to OCM GW Holdings, LLC ("OCMGW") for an aggregate offering price of $40.5 million. GulfWest Oil and Gas Company ("GWOG"), a subsidiary of the Company, issued, in a private placement, 2,000 shares of our Series A Preferred Stock, having a liquidation preference of $1.0 million, to OCMGW for $1.5 million. Net proceeds of the offerings of approximately $38.2 million after expenses were used for the repayment of substantially all of our outstanding debt and other past due liabilities and for general corporate purposes.

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

         On July 15, 2005, we entered into a $100 million senior secured revolving credit facility with Wells Fargo Bank, National Association. Borrowings under the new credit facility will be subject to a borrowing base limitation based on our current proved oil and gas reserves. The current borrowing base is set at $20 million and will be subject to semi-annual redeterminations. The facility is secured by a lien on all our assets, and the assets of our subsidiaries, as well as a security interest in the stock of all our subsidiaries. The credit facility has a term of three years, and all principal amounts, together with all accrued and unpaid interest, will be due and payable in full on June 30, 2008. Proceeds from extensions of credit under the facility will be for acquisitions of oil and gas properties and for general corporate purposes. The facility also provides for the issuance of letters-of-credit up to a $3 million sub-limit. We incurred $323,662 in issuance costs associated with the credit facility which are being amortized over its life.

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

         The credit agreement includes usual and customary affirmative covenants for credit facilities of this type and size, as well as customary negative covenants, including, among others, limitation on liens, hedging, mergers, asset sales or dispositions, payments of dividends, incurrence of additional indebtedness, certain leases and investments outside of the ordinary course of business. The credit agreement also requires us to maintain a ratio of current assets to current liabilities, except that any availability under the borrowing base will be considered as an addition to current assets, and any current assets or liabilities resulting from hedging agreements will be excluded, of at least
1.0 to 1.0, an interest coverage ratio of EBITDAX (earnings before interest, taxes, depreciation and amortization and exploration expense) to cash interest expense of 3.0 to 1.0 and a tangible net worth of at least $45 million, subject to adjustment based on future results of operations and any sales of equity securities. EBITDAX and tangible net worth are calculated without consideration of unrealized gains and losses related to stock derivatives accounted for under variable accounting rules for commodity hedges. At December 31, 2005 we were in compliance with the aforementioned financial covenants.

         We believe that we have sufficient liquidity through our cash from operations and borrowing capacity under our revolving credit facility to meet our short-term and long-term normal reacurring operating needs, derivative obligations, debt service obligations, contingencies and anticipated capacity expenditures.

Inflation and Changes in Prices.

         While the general level of inflation affects certain costs associated with the petroleum industry, factors unique to the industry result in independent price fluctuations. Such price changes have had, and will continue to have a material effect on our operations; however, we cannot predict these fluctuations.

         The following table indicates the average crude oil and natural gas prices received over the last three years by quarter. Average prices per MCF equivalent, computed by converting oil production to natural gas equivalents at the rate of 6 Mcf per barrel, indicate the composite impact of changes in crude oil and natural gas prices.

                                         Average Prices(1)
                          ---------------------------------------------
                            Crude Oil                         Per
                               And           Natural       Equivalent
                             Liquids           Gas             MCF
                          -------------   -------------   -------------
                            (per Bbl)       (per Mcf)
         2005
         ----
         First                 $ 35.84          $ 5.91          $ 5.94
         Second                  37.26            6.15            6.18
         Third                   38.58            7.46            7.03
         Fourth                  47.98            9.09            8.63

         2004
         ----
         First                 $ 27.97          $ 4.87          $ 4.76
         Second                  30.41            5.34            5.20
         Third                   32.72            5.44            5.45
         Fourth                  35.32            5.97            5.93

         2003
         ----
         First                 $ 24.53          $ 5.36          $ 4.68
         Second                  23.53            4.47            4.17
         Third                   23.85            4.32            4.14
         Fourth                  24.99            4.56            4.17


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

Interest Rate Risk

         We are exposed to interest rate risk on debt with variable interest rates. At December 31, 2005, we carried variable rate debt of $1,306,282. Assuming a one percentage point change at December 31, 2005 on our variable rate debt, the annual pretax net income or loss would change by $13,063.

Commodity Price Risk

         In the past we have entered into, and may in the future enter into, certain derivative arrangements with respect to portions of our oil and natural gas production to reduce our sensitivity to volatile commodity prices. During 2005 and 2004, we entered into price swaps and put agreements with financial institutions. We believe that these derivative arrangements, although not free of risk, allow us to achieve a more predictable cash flow and to reduce exposure to price fluctuations. However, derivative arrangements limit the benefit to us of increases in the prices of crude oil and natural gas sales. Moreover, our derivative arrangements apply only to a portion of our production and provide only partial price protection against declines in price. Such arrangements may expose us to risk of financial loss in certain circumstances. We expect that the monthly volume of derivative arrangements will vary from time to time. We continuously reevaluate our price hedging program in light of increases in production, market conditions, commodity price forecasts, and capital spending and debt service requirements. The following derivatives were in place at December 31, 2005.


                                                                                             Fair Value
                                                                                                Asset
           Crude Oil                         Volume/ Month        Average Price/ Unit        (Liability)
           ---------                         -------------        -------------------        -----------
January 2006 thru March 2006       Collar     10,000 Bbls     Floor $50.00-$59.00 Ceiling     $(123,840)
April 2006 thru December 2006      Collar      9,000 Bbls     Floor $50.00-$59.00 Ceiling     $(568,944)
January 2007 thru  December 2007   Collar      3,000 Bbls     Floor $45.00-$59.45 Ceiling     $(311,988)


                                                                                             Fair Value
                                                                                                Asset
          Natural Gas                        Volume/ Month       Average Price/ Unit         (Liability)
          -----------                        -------------       -------------------         -----------
January 2006 thru December 2006    Collar     70,000 MMBTU    Floor $6.00-$8.25 Ceiling     $(1,484,784)
January 2007 thru December 2007    Collar     20,000 MMBTU    Floor $6.00-$6.95 Ceiling       $(658,614)


         We also had the following put options in place at December 31, 2005, for the months reflected.

                        Crude Oil               Monthly Volume     Price per Bbl
                        ---------               --------------     -------------
              January  2006 thru April 2006        7,000 Bbls        $25.75 put
              May 2006 thru October 2006           6,000 Bbls        $25.75 put
              November 2006 thru April 2007        5,000 Bbls        $25.75 put


         The value of these put options was minimal.

         At the end of each reporting period we are required by SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," to record on our balance sheet the marked to market valuation of our derivative instruments. We recorded a liability for derivative instruments at December 31, 2005 and 2004 of $3,148,170 and $1,680,800 respectively. As a result of these agreements, we recorded a non-cash charge to earnings, for unsettled contracts, of $1,642,643 for the twelve month period ended December 31, 2005 and a charge of $1,505,577 for the twelve month period ended December 31, 2004 and a non-cash increase in earnings of $537,526 for the twelve month period ended December 31, 2003. The estimated change in fair value of the derivatives is reported in Other Income and Expense as unrealized (gain) loss on derivative instruments.

         For settled contracts, we realized losses, reflected as reductions in oil and gas revenues, of $3,942,710, $1,841,209 and $1,496,303 for the twelve month periods ended December 31, 2005, 2004 and 2003 respectively.


ITEM 8.  Financial Statements and Supplementary Data.

         Information with respect to this Item 8 is contained in our financial statements beginning on Page F-1 of this Annual Report.

ITEM 9. Changes In and Disagreements With Accountants and Accounting and Financial Disclosure.

         Not Applicable

ITEM 9A. Controls and Procedures

         At the end of 2005, our President, Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 (b) under the Securities Exchange Act of 1934, as amended ("the Exchange Act"). Based upon this evaluation, they concluded that, subject to the limitations described below, the Company's disclosure controls and procedures offer reasonable assurance that the information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission.

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

ITEM 9B. Other Information

         Not Applicable

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant.

         Information   regarding   directors  and  executive   officers  of  the
registrant is incorporated herein by reference to our Proxy Statement that is expected to be filed prior to April 30, 2006.

ITEM 11. Executive Compensation.

         Information regarding executive compensation is incorporated herein by reference to our Proxy Statement that is expected to be filed prior to April 30, 2006.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to our Proxy Statement that is expected to be filed prior to April 30, 2006.

ITEM 13. Certain Relationships and Related Transactions.

         Information regarding certain relationships and related transactions is incorporated herein by reference to our Proxy Statement that is expected to be filed prior to April 30, 2006.

ITEM 14. Principal Accountant Fees and Services.

         Information   regarding  principal  accountant  fees  and  services  is
incorporated herein by reference to our Proxy Statement that is expected to be filed prior to April 30, 2006.

GLOSSARY OF INDUSTRY TERMS AND ABBREVIATIONS

The following are definitions of certain industry terms and abbreviations used in this report:

Bbl. Barrel.

Gross Acres or Gross Wells. The total acres or wells, as the case may be, in which a working interests is owned.

Horizontal Drilling. High angle directional drilling with lateral penetration of one or more productive reservoirs.

Mcf. One thousand cubic feet.

Mcfe. Natural gas equivalent. One barrel of oil is equivalent to six Mcf.

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

c. Crude oil, natural gas, and natural gas liquids that may occur in undrilled prospects; and

d. Crude oil, natural gas, and natural gas liquids that may be recovered fromoil sales and other sources.

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

                                     PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

     (a)  The following documents are filed as part of this Report:
          (1)  Financial Statements:
               Consolidated Balance Sheets at December 31, 2005 and 2004.
               Consolidated   Statements  of  Operations  for  the  years  ended
                December 31, 2005, 2004 and 2003.
               Consolidated  Statements  of  Stockholders'  Equity for the years ended December 31, 2005, 2004 and 2003.
               Consolidated  Statements  of  Cash  Flows  for  the  years  ended
                December 31, 2005, 2004 and 2003.
               Notes to Consolidated  Financial  Statements,  December 31, 2005,
                2004 and 2003.

          (2)  Financial Statement Schedule:

               Schedule II - Valuation and Qualifying Accounts

          (3)  Exhibits:

          Number    Description
          ------    -----------

          *2.1 Agreement and Plan of Merger, dated March 14, 2006, among Crimson Exploration, Inc., Exploration Operating, Inc., Core Natural Resources, Inc. and its stockholders.
          3.1 Certificate of Incorporation of the Registrant. (Previously filed on our current report on Form 8-K filed July 5, 2005.)
          3.2 Certificate of Designation, Preferences and Rights of Series D Preferred Stock. (Previously filed on our current report on Form 8-K filed July 5, 2005.)
          3.3 Certificate of Designation, Preferences and Rights of Cumulative Convertible Preferred Stock, Series E. (Previously filed on our current report on Form 8-K filed July 5, 2005.)
          3.4 Certificate of Designation, Preferences and Rights of Series G Convertible Preferred Stock. (Previously filed on our current report on Form 8-K filed July 5, 2005.)
          3.5 Certificate of Designation, Preferences and Rights of Series H Convertible Preferred Stock. (Previously filed on our current report on Form 8-K filed July 5, 2005.)
          3.6 Bylaws of the Registrant. (Previously filed on our current report on Form 8-K filed July 5, 2005.)
          4.1 Letter Agreement by and among GulfWest Energy Inc., a Texas corporation, GulfWest Oil & Gas Company and the investors listed on the signature page thereof, dated April 22, 2004. (Previously filed with our Current Report on Form 8-K, dated April 29, 2004 and filed with the Commission on May 10, 2004.)

          4.2 Warrant Agreement made by and between GulfWest Energy Inc., and Highbridge/Zwirn Special Opportunities FUND, L.P., and Drawbridge Special Opportunities Fund LP, Grantees, dated and effective April 29, 2004. (Previously filed with our Current Report on Form 8-K dated April 29, 2004 and filed with the Commission on May 10, 2004.)
          4.3 Shareholders Rights Agreement between GulfWest Energy Inc. and OCM GW Holdings, LLC dated February 28, 2005. (Previously filed with our Form 13D, Reg. No. 005-54301, filed with the Commission on March 10, 2005.)
          4.4 Omnibus and Release Agreement among GulfWest Energy Inc., OCM GW Holdings, LLC and those signatories set forth on the signature page thereto, dated as of February 28, 2005. (Previously filed with the Form 13D, Reg. No. 005-54301, filed with the Commission on March 10, 2005.)
          4.5 Share Transfer Restriction Agreement between J. Virgil Waggoner and OCM GW Holdings, LLC, dated February 28, 2005. (Previously filed with the Form 13D, Reg. No. 005-54301, filed with the Commission on March 10, 2005.)
          4.6 Irrevocable Proxy executed by J. Virgil Waggoner dated February 28, 2005. (Previously filed with the Form 13D, Reg. No. 005-54301, filed with the Commission on March 10, 2005.)
          4.7 Exchange Agreement between GulfWest Energy Inc. and GulfWest Oil & Gas Company, dated February 28, 2005. (Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-12108, filed with the Commission on March 31, 2005.)
          4.8 Letter Agreement among OCM GW Holdings, LLC, OCM Principal Opportunities Fund III, L.P., OCM Principal Opportunities Fund III GP, LLC, Oaktree Capital Management, LLC, GulfWest Energy Inc., GuflWest Oil & Gas Company and J. Virgil Waggoner dated February 28, 2005 (Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-12108, filed with the Commission on March 31, 2005.)
          4.9 Subscription Agreement among OCM GW Holdings, LLC, Allan D. Keel and those individuals listed on the signature page thereto, dated February 28, 2005. (Previously filed with the Form 13D, Reg. No. 005-54301, filed with the Commission on March 10, 2005.)
          4.10      First  Amendment to Warrant  Agreement among GulfWest Energy
                    Inc., D.B. Zwirn Special Opportunities Fund, L.P. and Drawbridge Special Opportunities Fund, dated February 28, 2005. (Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-12108, filed with the Commission on March 31, 2005.)
          *4.11 Registration Rights Agreement, dated March 20, 2006, among Crimson Exploration Inc. and the stockholders of Core Natural Resources, Inc.
          10.1 Employment Agreement between Allan D. Keel and GulfWest Energy, Inc., dated February 28, 2005. (Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-12108, filed with the Commission on March 31, 2005.)
          10.2 Employment Agreement between E. Joseph Grady and GulfWest Energy, Inc., dated February 28, 2005. (Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-12108, filed with the Commission on March 31, 2005.)

          10.3 GulfWest Oil Company 1994 Stock Option and Compensation Plan, amended and restated as of April 1, 2001 and approved by the shareholders on May 18, 2001. (Previously filed with our Proxy Statement on Form DEF 14A, filed with the Commission on April 16, 2001.)
          10.4 GulfWest Energy Inc. 2004 Stock Option Incentive Plan. (Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-12108, filed with the Commission on March 31, 2005.)
          10.5 GulfWest Energy Inc. 2005 Stock Option Incentive Plan. (Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-12108, filed with the Commission on March 31, 2005.)
          10.6 Form of GulfWest Energy Inc. 2005 Stock Incentive Plan Stock Option Agreement. (Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-12108, filed with the Commission on March 31, 2005.)
          10.7 Form of Warrant Agreement. (Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-12108, filed with the Commission on March 31, 2005.)
          10.8      Form  of   Indemnification   Agreement   for  directors  and
                    officers. (Previously filed with our Form 8-K, Reg. No. 001-12108, filedwith the Commission on July 21, 2005.)
          10.9 Letter Agreement among D.B. Zwirn Special Opportunities Fund, LP, GulfWest Oil & Gas, and Drawbridge Special Opportunities Fund, LP, dated January 7, 2005. (Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-12108, filed with the Commission on March 31, 2005.)
          10.10 Series G Subscription Agreement between GulfWest Energy Inc. and OCM GW Holdings, LLC dated February 28, 2005. (Previously filed with the Form 13D, Reg. No. 005-54301, filed with the Commission on March 10, 2005.)
          10.11 Series A Subscription Agreement between GulfWest Oil & Gas Company and OCW GW Holdings, LLC dated February 28, 2005. (Previously filed with the Form 13D, Reg. No. 005-54301, filed with the Commission on March 10, 2005.)
          10.12 Letter Agreement between W.L. Addison Investment, L.L.C., GulfWest Energy Inc., and Setex Oil and Gas Company dated February 24, 2005 extending Option Agreement for the Purchase of Oil and Gas Leases dated March 5, 2004.
                    (Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-12108, filed with the Commission on March 31, 2005.)
          10.13 Letter Agreement between W.L. Addison Investment, L.L.C., GulfWest Energy Inc., and Setex Oil and Gas Company dated July 15, 2004 extending Option Agreement for the Purchase of Oil and Gas Leases dated March 5, 2004. (Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-12108, filed with the Commission on March 31, 2005.)
          10.14     Oil  and  Gas   Property   Acquisition,   Exploration   and
                    Development Agreement with Summit Investment Group-Texas, L.L.C. effective December 1, 2001. (Previously filed with our Registration Statement on Form S-1, Reg. No. 333-116048, filed with the Commission on June 1, 2004.)
          10.15     Credit   Facility   between   GulfWest   Energy   Inc.   and
                    Highbridge/Zwirn Special Opportunities FUND, L.P., and Drawbridge Special Opportunities Fund LP, Grantees, dated and effective April 29, 2004. (Previously filed with our Registration Statement on Form S-1, Reg. No. 333-116048, filed with the Commission on June 1, 2004.)

          10.16     Employment  Agreement  between   Tracy  Price  and  GulfWest
                    Energy Inc., dated April 1, 2005. (Previously filed with our
                    Post Effective Amendment No. 1 to our Registration Statement
                    on Form S-1, Reg. No. 333-116048,  filed with the Commission on April 6, 2005.)
          10.17     Employment  Agreement  between  Tommy  Atkins  and  GulfWest
                    Energy Inc., dated April 1, 2005. (Previously filed with our
                    Post Effective Amendment No. 1 to our Registration Statement
                    on Form S-1, Reg. No. 333-116048,  filed with the Commission on April 6, 2005.)
          10.18     Employment  Agreement  between Jay S.  Mengle  and  GulfWest
                    Energy Inc., dated April 1, 2005. (Previously filed with our
                    Post Effective Amendment No. 1 to our Registration Statement
                    on Form S-1, Reg. No. 333-116048,  filed with the Commission on April 6, 2005.)
          10.19     Employment Agreement between Thomas R. Kaetzer  and GulfWest
                    Energy Inc., dated April 1, 2005. (Previously filed with our
                    Post Effective Amendment No. 1 to our Registration Statement
                    on Form S-1, Reg. No. 333-116048,  filed with the Commission on April 6, 2005.)
          10.20     Summary terms of June 2005 Director Compensation Plan.
          10.21     Credit   Agreement,  dated  July  15,  2005,  among  Crimson
                    Exploration Inc., Wells Fargo,  N.A., as agent and a lender,
                    and  each  lender  from  time  to  time  a  party   thereto.
                    (Previously  filed with our Form 8-K,  Reg.  No.  001-12108, filed with the Commission on July 21, 2005.)
          10.22     Form of director restricted stock grant.  (Previously  filed with  our Form  8-K,  Reg.  No.  001-12108,  filed  with the
                    Commission on July 21, 2005.)
          10.23    Limited Waiver  of Shareholders  Rights Agreement, dated July
                    14, 2005, by OCM GW Holdings,  LLC.  (Previously  filed with our  Post  Effective  Amendment  No.  2 to our  Registration
                    Statement on Form S-1, Reg. No.  333-116048,  filed with the
                    Commission on July 26, 2005.)
          *10.24    First  Amendment to  Credit Agreement,  dated as of March 6,
                    2006, among Crimson  Exploration,  Inc., Crimson Exploration
                    Operating,  Inc.,  LTW  Pipeline  Co., and Wells Fargo Bank,
                    National Association.
           22.1     Subsidiaries  of  the  Registrant  (included  on [page 2] of this Annual Report.
          *23.1     Consent of Grant Thornton LLP
           25       Power of Attorney (included on signature page of this Annual
                    Report).
          *31.1     Certification  of  Chief  Executive   Officer   pursuant  to
                    Exchange Rule  13a-15(e) as adopted  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; filed herewith.
          *31.2     Certification  of  Chief  Financial   Officer  pursuant   to
                    Exchange Rule 13a-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; filed herewith.
          *32.1     Certification of Chief Executive Officer pursuant to
                    18.U.S.C Section 1350 pursuant to Section  906 of the
                    Sarbanes-Oxley Act of 2002; filed  herewith.
           32.2     Certification of Chief Financial Officer pursuant to
                    18.U.S.C Section 1350 pursuant to Section  906 of the
                    Sarbanes-Oxley Act of 2002; filed  herewith.

                               S I G N A T U R E S

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Crimson Exploration Inc.

Date:      March 31,2006                     By  \s\ Allan D. Keel
                                                 -------------------------------
                                                 Allan D. Keel, President

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


     Signature                    Title                            Date
-------------------------- -------------------------------    ------------------

/s/ Allan D. Keel          President, Chief Executive         March 29, 2006
-----------------          Officer and Director
Allan D. Keel

/s/ E. Joseph Grady        Senior Vice President and          March 29, 2006
-------------------        Chief Financial Officer
E. Joseph Grady

/s/ Richard L. Creel       Vice President Finance and         March 29, 2006
--------------------       Chief Accounting Officer
Richard L. Creel

/s/ Skardon F. Baker       Director                           March 29, 2006
--------------------
Skardon F. Baker

/s/B. James Ford           Director                           March 29, 2006
----------------
B. James Ford

/s/ Lon Mc Cain            Director                           March 29, 2006
---------------
Lon Mc Cain

/s/ Lee B. Backsen         Director                           March 29, 2006
------------------
Lee B. Backsen

                                 C O N T E N T S

                                                                            Page
                                                                            ----

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS....................F-1

FINANCIAL STATEMENTS

         Consolidated Balance Sheets.........................................F-3

         Consolidated Statements of Operations...............................F-5

         Consolidated Statements of Stockholders' Equity.....................F-6

         Consolidated Statements of Cash Flows...............................F-8

         Notes to Consolidated Financial Statements..........................F-9

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS...................F-31

FINANCIAL STATEMENT SCHEDULE

         SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS.....................F-33

         All other Financial Statement Schedules have been omitted because they are either inapplicable or the information required is included in the financial statements or the notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Stockholders of Crimson Exploration Inc.

      We have audited the accompanying consolidated balance sheets of Crimson Exploration Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crimson Exploration Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/GRANT THORNTON LLP

Houston, Texas
March 24, 2006

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM


To the Stockholders and
    Board of Directors
Crimson Exploration Inc.


We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Crimson Exploration Inc. for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations of Crimson Exploration Inc. and its cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As explained in Note 1 to the financial statements effective January 1, 2003, the Company changed its accounting method for asset retirement obligations.


WEAVER AND TIDWELL, L.L.P.

Dallas, Texas
March 19, 2004

                    CRIMSON EXPLORATION INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2005 AND 2004


                                     ASSETS


                                                             2005               2004
                                                        -------------      -------------
CURRENT ASSETS
     Cash and cash equivalents                          $    474,393       $    411,377
     Accounts receivable - net of allowance
          for doubtful accounts of $30,674 in 2005
           and $-0-in 2004                                 3,498,488          1,674,448
     Prepaid expenses                                        249,424            128,717
     Deferred tax asset, net                               1,602,773          1,594,336
                                                        -------------      -------------
               Total current assets                        5,825,078          3,808,878
                                                        -------------      -------------


PROPERTY AND EQUIPMENT
  Oil and gas properties, using the successful
   efforts method of accounting                           65,598,691         58,557,072
    Other property and equipment                           1,560,464          1,437,206
    Less accumulated depreciation, depletion and
     amortization                                        (12,936,096)        (9,870,962)
                                                        -------------      -------------

    Net oil and gas properties and other property
     and equipment                                        54,223,059         50,123,316
                                                        -------------      -------------


OTHER ASSETS
     Deposits                                                 49,502              9,804
     Investments                                             225,689            274,362
     Debt issuance cost, net                                 274,214          1,756,316
     Deferred tax asset, net                               2,517,407          1,728,215
     Derivative instruments                                        -            175,273
                                                        -------------      -------------
               Total other assets                          3,066,812          3,943,970
                                                        -------------      -------------

TOTAL ASSETS                                            $ 63,114,949       $ 57,876,164
                                                        =============      =============

      The Notes to Consolidated Financial Statements are an integral part of these statements.

                    CRIMSON EXPLORATION INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2005 AND 2004


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                            2005               2004
                                                        -------------      -------------
CURRENT LIABILITES
     Notes payable                                      $     40,300       $  4,916,568
     Notes payable - related parties                               -          2,140,000
     Current portion of long-term debt                        80,883         22,686,254
     Current portion of long-term debt - related
      parties                                                      -            112,192
     Accounts payable - trade                              4,107,441          4,654,561
     Accrued expenses                                        487,453            940,587
     Income taxes payable                                     31,075            118,255
     Derivative instruments                                2,108,583          1,680,800
                                                        -------------      -------------
               Total current liabilities                   6,855,735         37,249,217
                                                        -------------      -------------

NONCURRENT LIABILITIES
     Long-term debt, net of current portion                1,103,232            805,450
     Asset retirement obligation                           1,311,133          1,144,854
                                                        -------------      -------------
               Total noncurrent liabilities                2,414,365          1,950,304
                                                        -------------      -------------

OTHER LIABILITES
      Derivative instruments                               1,039,587                  -
                                                        -------------      -------------

               Total liabilities                          10,309,687         39,199,521
                                                        -------------      -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock                                           1,033                253
     Common stock                                             28,991             19,394
     Additional paid-in capital                           72,851,626         34,062,502
     Retained deficit                                    (20,076,388)       (15,405,506)
                                                        -------------      -------------
               Total stockholders' equity                 52,805,262         18,676,643
                                                        -------------      -------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 63,114,949       $  57,876,164
                                                        =============      ==============

      The Notes to Consolidated Financial Statements are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003


                                                      2005             2004             2003
                                                  -------------    -------------    -------------

OPERATING REVENUES
     Oil and gas sales                            $ 17,551,650     $ 11,101,114     $ 10,844,460
     Operating overhead and other income               131,158          106,559          166,263
                                                  -------------    -------------    -------------
          Total operating revenues                  17,682,808       11,207,673       11,010,723
                                                  -------------    -------------    -------------
OPERATING EXPENSES
     Lease operating expenses                        5,585,297        4,879,754        5,527,841
     Geological and geophysical                        395,327                -                -
     Depreciation, depletion and amortization        3,130,647        2,184,815        2,226,123
     Dry holes, abandoned property and impaired
      assets                                         4,062,592          452,516          358,737
     Asset retirement obligations                       59,850          114,027           76,823
     General and administrative                      3,772,771        2,018,746        2,262,425
                                                  -------------    -------------    -------------
          Total operating expenses                  17,006,484        9,649,858       10,451,949
                                                  -------------    -------------    -------------
INCOME FROM OPERATIONS                                 676,324        1,557,815          558,774
                                                  -------------    -------------    -------------
OTHER INCOME AND EXPENSE
     Interest expense                               (1,302,894)      (4,153,578)      (3,363,330)
     Debt issuance costs                            (1,955,501)      (1,472,318)      (1,000,000)
     Loss from equity in investments                   (71,679)               -                -
     Loss on sale of assets                            (38,501)      (2,034,079)         (19,848)
     Unrealized gain (loss) on  derivative
      instruments                                   (1,642,643)      (1,505,527)         537,526
     Forgiveness of debt                                     -       12,475,612                -
                                                  -------------    -------------    -------------
          Total other income and (expense)          (5,011,218)       3,310,110       (3,845,652)
                                                  -------------    -------------    -------------
INCOME (LOSS) BEFORE INCOME TAXES AND
     CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLES                          (4,334,894)       4,867,925       (3,286,878)
INCOME TAX BENEFIT                                     791,655        3,204,296                -
                                                  -------------    -------------    -------------
INCOME (LOSS) BEFORE CUMULATIVE
     EFFECT OF CHANGE IN ACCOUNTING
     PRINCIPLES                                     (3,543,239)       8,072,221       (3,286,878)
CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLES, NET OF INCOME
     TAXES                                                   -                -          262,452
                                                  -------------    -------------    -------------
NET INCOME (LOSS)                                   (3,543,239)       8,072,221       (3,024,426)
DIVIDENDS ON PREFERRED STOCK
     (PAID 2005-$1,127,643; 2004-$0-; 2003-$0)      (3,562,472)        (455,612)        (127,083)
                                                  -------------    -------------    -------------
NET INCOME (LOSS) AVAILABLE TO COMMON
     SHAREHOLDERS                                 $ (7,105,711)    $  7,616,609     $ (3,151,509)
                                                  =============    =============    =============
NET INCOME (LOSS) PER SHARE, BASIC
     BEFORE CUMULATIVE EFFECT OF CHANGE
      IN ACCOUNTING PRINCIPLES                    $       (.27)    $        .41     $       (.18)
CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLES                                   -                -              .01
                                                  -------------    -------------    -------------
NET INCOME (LOSS) PER SHARE BASIC                 $       (.27)    $        .41     $       (.17)
                                                  =============    =============    =============
NET INCOME (LOSS) PER SHARE, DILUTED BEFORE
 CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLES                        $       (.27)    $        .26     $       (.18)
CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLES                                   -                -              .01
                                                  -------------    -------------    -------------
NET INCOME (LOSS) PER SHARE, DILUTED              $       (.27)    $        .26     $       (.17)
                                                  =============    =============    =============


      The Notes to Consolidated Financial Statements are an integral part of these statements.

                    CRIMSON EXPLORATION INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003


                                                                    Number of Shares
                                                                Preferred       Common
                                                                  Stock          Stock
                                                              -------------  -------------
BALANCE, December 31, 2002                                          17,000     18,492,541
     Issuance of warrants for additional financing                       -              -
     Issuance of preferred stock related to current financing        2,000              -
     Net loss                                                            -              -
                                                              -------------  -------------
BALANCE, December 31, 2003                                          19,000     18,492,541
                                                              =============  =============
     Issuance of warrants for additional financing                       -              -
     Issuance of preferred stock related to current
      refinancing                                                    8,000              -
     Conversion of preferred stock to Common Stock.                 (1,710)       901,428
     Net income                                                          -              -
                                                              -------------  -------------
BALANCE, December 31, 2004                                          25,290     19,393,969
                                                              =============  =============
     Common stock issued for services and fees                           -         63,190
     Preferred stock issued
       Series A                                                      2,000              -
       Series G                                                     81,000              -
     Preferred stock conversions
       Series A to common stock                                     (3,250)     4,642,859
       Series F to common stock                                       (340)       170,000
       Series H to common stock                                     (1,450)     2,071,429
     Common stock dividends paid
       Series A preferred                                                -        356,250
       Series H preferred                                                -        129,723
     Options and warrants exercised                                      -      2,163,223
     Current year loss                                                   -              -
     Dividends paid on preferred stock                                   -              -
                                                              -------------  -------------
BALANCE, December 31, 2005                                         103,250     28,990,643
                                                              =============  =============

      The Notes to Consolidated Financial Statements are an integral part of these statements.

                    CRIMSON EXPLORATION INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003



      Preferred        Common         Additional         Retained
        Stock           Stock       Paid-in Capital      Deficit
   --------------   --------------   --------------   --------------
   $         170    $      18,493    $  28,258,212    $ (20,453,301)
               -                -           25,500                -
              20                -          999,980                -
               -                -                -       (3,024,426)
   --------------   --------------   --------------   --------------
             190    $      18,493    $  29,283,692    $ (23,477,727)
   ==============   ==============   ==============   ==============
               -                -          916,029                -
              80                -        3,863,665                -
             (17)             901             (884)               -
               -                -                -        8,072,221
   --------------   --------------   --------------   --------------
   $         253    $      19,394    $  34,062,502    $ (15,405,506)
   ==============   ==============   ==============   ==============
               -               63           53,216                -

              20                -        1,499,980                -
             810                -       36,686,311                -

             (33)           4,643           (4,610)               -
              (3)             170             (167)               -
             (14)           2,071           (2,057)               -

               -              357          330,957         (331,314)
               -              130          114,858         (114,988)
               -            2,163          110,636                -
               -                -                -       (3,543,239)
               -                -                -         (681,341)
   --------------   --------------   --------------   --------------
   $       1,033    $      28,991    $  72,851,626    $ (20,076,388)
   ==============   ==============   ==============   ==============


      The Notes to Consolidated Financial Statements are an integral part of these statements.

                    CRIMSON EXPLORATION INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003


                                                           2005             2004             2003
                                                      --------------   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                $  (3,543,239)   $   8,072,221    $  (3,024,426)
     Adjustments to reconcile net income (loss) to
      net cash
       provided by operating activities:
         Depreciation, depletion and amortization         3,130,647        2,184,815        2,226,123
         Dry holes, abandoned property, impaired
          assets                                          3,698,633          452,516          358,737
         Asset retirement obligations                        59,850           46,478           76,823
         Stock compensation expense                          44,164                -           25,500
         Debt issuance cost                               1,829,046        1,379,818                -
         Discount on note payable                           502,120          413,910                -
         Forgiveness of debt                                      -      (12,475,612)               -
         Other financing costs                                    -                -        1,000,000
         Deferred tax benefit                             ( 797,629)      (3,322,551)               -
         Income tax payable                                 (87,180)         118,255                -
         Notes payable issued for  interest expense               -           61,046                -
         Loss on sale of assets                              38,501        2,034,079           19,848
         Loss from equity in investments                     71,679                -                -
         Unrealized (gain) loss on derivative
          instruments                                     1,642,643        1,505,527         (537,526)
         Cumulative effect of accounting change                   -                -         (262,452)
         Provision for bad debts                             30,674                -           29,201
         (Increase) decrease in accounts receivable
          - trade, net                                   (1,997,038)        (267,271)         232,443
         (Increase) decrease in prepaid expenses           (120,707)          30,552          144,637
         Increase (decrease) in accounts payable and
          accrued expenses                                 (958,069)         279,859        1,235,503
                                                      --------------   --------------   --------------
             Net cash provided by operating
              activities                                  3,544,095          513,642        1,524,411
                                                      --------------   --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Deposits returned                                      (39,698)          10,338                -
     Proceeds from sale of property and equipment           101,905        1,250,675           38,561
     Capital expenditures                               (10,797,961)      (6,141,988)      (1,067,924)
                                                      --------------   --------------   --------------
              Net cash used in investing activities     (10,735,754)      (4,880,975)      (1,029,363)
                                                      --------------   --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of preferred stock, net          38,187,121        3,363,745                -
     Proceeds from common stock options exercised            56,450                -                -
     Payments on debt                                   (34,258,132)     (18,144,776)      (1,672,288)
     Proceeds from debt issuance                          4,274,241       21,304,258          973,164
     Debt issuance cost                                    (323,664)      (2,228,135)               -
     Dividends paid                                        (681,341)               -                -
                                                      --------------   --------------   --------------
              Net cash provided by (used in)
               financing activities                       7,254,675        4,295,092         (699,124)
                                                      --------------   --------------   --------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             63,016          (72,241)        (204,076)

CASH AND CASH EQUIVALENTS,
     Beginning of year                                      411,377          483,618          687,694
                                                      --------------   --------------   --------------

CASH AND CASH EQUIVALENTS,
     End of year                                      $     474,393    $     411,377    $     483,618
                                                      ==============   ==============   ==============

CASH PAID FOR INTEREST                                $   2,000,218    $   3,718,940    $   3,216,034
CASH PAID FOR INCOME TAXES                            $      93,154    $           -    $           -
                                                      ==============   ==============   ==============


      The Notes to Consolidated Financial Statements are an integral part of these statements.

                    CRIMSON EXPLORATION INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization and Summary of Significant Accounting Policies

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

                  On January 5, 2006 we formed Crimson Exploration Operating, Inc., a Delaware corporation, as our wholly owned subsidiary through which all oil and gas operations will be conducted. Effective March 2, 2006, we merged all our subsidiaries, with the exception of LTW Pipeline Co., into this newly formed corporation. LTW Pipeline Co. remains an inactive subsidiary of Crimson Exploration Inc.

          Cash and Cash Equivalents

                  We consider all highly liquid investment instruments purchased with remaining maturities of three months or less to be cash equivalents for purposes of the consolidated statements of cash flows and other statements. We maintain cash on deposit in non-interest bearing accounts, which, at times, exceed federally insured limits. We have not experienced any losses on such accounts and believe we are not exposed to any significant credit risk on cash and equivalents.

           Non-cash Investing and Financing Activities

                  During the twelve month period ended December 31, 2005, we settled $446,302 in dividends by issuing 485,973 shares of common stock and we issued 29,100 shares of common stock to satisfy a $23,280 fee for a loan extension prior to the sale of the Series G Preferred Stock. In addition we recorded $29,999 in director fee expense associated with the issuance of 34,090 shares of restricted common stock to directors under the new Director Compensation Plan. Also accrued compensation of $56,350 was converted to additional paid in capital when 87,500 options, accounted for under variable option accounting rules, were exercised. During 2005, we also invested $23,006 in an oil and gas partnership by contributing our cost basis in undrilled oil and gas leases and acquired $142,323 in oil and gas properties in exchange of an account receivable. In addition, we financed new field trucks for $45,724.

                  During the twelve month period ended December 31, 2004, in settlement of a contract we issued a note payable for $600,000 in replacement of an account payable for $538,954 and the recognition of an additional $61,046 of interest expense. Also, as a result of refinancing debt in which we recorded a $12,475,612 forgiveness of debt, we issued Common Stock warrants valued at $916,029 which was recorded as a discount to the face value of the new note issued; we issued $500,000 of preferred stock of a wholly owned subsidiary as a commission to our financial advisor, and we recorded a $360,000 payable for a loan termination fee. The termination fee was subsequently increased by $48,000 as a result of increasing the principal amount of the new note. We also financed field trucks for $78,036. In addition, we invested $274,362 in a partnership by contributing our cost basis of $76,732 in a natural gas pipeline and $197,630 in undeveloped oil and gas leases to the partnership.


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

         Oil and Gas Properties

                  We use the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, delay rentals and geological and geophysical costs are expensed (except those costs used to determine a drillsite location).

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

         Other Property and Equipment

                  The following tables set forth certain information with respect to our other property and equipment. Other property and equipment is recorded at cost and we provide for depreciation and amortization using the straight-line method over the following estimated useful lives of the respective assets:

                       Assets                                      Years
                       ---------------------------------        -------------
                            Automobiles                             3-5
                            Office equipment                          7
                            Computer software                         7
                            Gathering system                         10
                            Well servicing equipment                 10

              Capitalized costs relating to other properties and equipment:

                                                    2005               2004
                                               --------------     --------------
                Automobiles                    $     367,882      $     285,384
                Office equipment                     196,189            148,173
                Computer software                    129,150                  -
                Gathering system                     271,651            271,651
                Well servicing equipment             595,592            731,998
                                               --------------     --------------
                                                   1,560,464          1,437,206

                Less accumulated depreciation       (966,449)          (872,364)
                                               --------------     --------------

                Net capitalized cost           $     594,015      $     564,842
                                               ==============     ==============

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

         Revenue Recognition

                  The Company follows the "sales" (takes or cash) method of accounting for oil and gas revenues. Under this method, we recognize revenues on production as it is taken and delivered to its purchasers. The volumes sold may be more or less than the volumes we are entitled to base our ownership interest in the property. These differences result in a condition known in the industry as a production imbalance. Our crude oil and natural gas imbalances are not significant.

         Trade Accounts Receivable

                  We grant credit to creditworthy independent and major oil and gas companies for the sale of crude oil and natural gas. In addition, we grant credit to joint owners of oil and gas properties, which we operate through our subsidiaries. Such amounts are secured by the underlying ownership interests in the properties.

                  Trade  accounts  receivable  are reported in the  consolidated balance sheets at the outstanding principal adjusted for any chargeoffs. An allocation for doubtful accounts is recognized by management based upon a review of specific customer balances, historical losses and general economic conditions.

         Fair Value of Financial Instruments

                  At December 31, 2005 and 2004, our financial instruments consist of accounts receivable, notes payable and long-term debt. Interest rates currently available to us for notes payable and long-term debt with similar terms and remaining maturities are used to estimate fair value of such financial instruments. Accordingly, since interest rates on substantially all of our debt are variable, market based rates, the carrying amounts are a reasonable estimate of fair value.

         Debt Issuance Costs

                  Debt issuance costs incurred are capitalized and subsequently amortized over the term of the related debt on a straight-line basis.

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

         Stock Based Compensation

                  Stock-based compensation arrangements are accounted for using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB Opinion 25") and related interpretations. Accordingly, compensation cost for options granted to employees is measured as the excess, if any, of the fair value of shares at the date of grant over the exercise price an employee must pay to acquire the shares. No compensation cost has been recognized in the accompanying consolidated financial statements related to stock option awards.

                  In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004) "Share-Based Payment" ("SFAS No. 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair values beginning with the first interim period in fiscal year 2006, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition.

                  The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after January 1, 2006 and
         (b) on the requirements of SFAS No. 123 for all awards granted to employees prior to January 1, 2006 that remain unvested on January 1, 2006. The Company is estimating that the cost relating to stock options granted through 2005 will be $2,335,219 for the year ended December 31, 2006 and $11,676,097 over the remaining life; however, due to the uncertainty of the level of share-based payments to be granted in the future, these amounts are estimates and subject to change.

                  During 2005, 2004 and 2003, we issued options and warrants totaling: 22,400,000 in 2005; (non exercisable) 1,610,000 shares in 2004 (exercisable-1,085,000); 35,000 in 2003 (all exercisable), respectively, to employees and directors as compensation. If we had used the fair value method required by SFAS 123, our net income (loss) and per share information would approximate the following amounts:

                                   2005                      2004                        2003
                        --------------------------  ------------------------  --------------------------

                        As Reported     ProForma    As Reported   ProForma    As Reported     ProForma
                        ------------  ------------  -----------  -----------  ------------  ------------
SFAS 123
compensation cost       $         -   $ 2,008,123   $        -   $  425,500   $         -   $     7,350
APB 25
compensation cost       $         -   $         -   $  129,260   $ (129,260)  $         -   $         -
Net income (loss)       $(7,105,711)  $(9,113,834)  $7,616,609   $7,320,369   $(3,151,509)  $(3,158,859)
Income (loss) per
common share-basic      $      (.27)  $      (.34)  $      .39   $      .39   $      (.17)  $      (.17)
Income (loss) per
common share-diluted    $      (.27)  $      (.34)  $      .26   $      .25   $      (.17)  $      (.17)

                  We  anticipate   making   additional   stock  based   employee
         compensation awards in the future.

                  We use the Black-Sholes option-pricing model to estimate the fair value of the options and warrants (to employee and non-employees) on the grant date. Significant assumptions include (1) risk free interest rate 2005-3.0%, 2004- 3.0%; 2003 - 3.0%; (2) weighted average expected  life  2005-6.0,  2004- 3.0;  2003 - 3.4; (3)  expected  price volatility  of 2005- 92.75%,  2004-  94.32%;  2003 - 147.43% and (4) no
         expected dividends.

         Asset Retirement Obligations

                  Beginning in 2003, Statement of Financial Accounting Standards No. 143, "Asset Retirement Obligations" ("SFAS 143") requires us to recognize an estimated liability for the plugging and abandonment of our oil and gas wells and associated pipelines and equipment. Consistent with industry practice, historically we had assumed the cost of plugging and abandonment would be offset by salvage value received. This statement requires us to record a liability in the period in which our asset retirement obligation ("ARO") is incurred. Upon initial recognition of the liability, we must capitalize an additional asset cost equal to the amount of the liability. In addition to any obligation that arises after the effective date of SFAS 143, upon initial adoption we recognized (1) a liability for existing ARO's, (2) capitalized cost related to the liability, and (3) accumulated depreciation, depletion and amortization on that capitalized cost adjusting for the salvage value of related equipment.

                  The estimated liability is based on historical experience in plugging and abandoning wells, estimated remaining lives of those wells based on reserves estimates and federal and state regulatory requirements. The liability is discounted using an assumed credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs, changes in the risk-free rate or remaining lives of the wells, or if federal or state regulators enact new plugging and abandonment requirements. At the time of abandonment, we are required to recognize a gain or loss on abandonment to the extent that actual costs do not equal the estimated costs.

                  The adoption of SFAS 143 resulted in a January 1, 2003 cumulative effect adjustment to record a $1,058,445 increase in the carrying value of proved properties, a $484,390 decrease in accumulated depreciation, depletion and amortization, a $1,280,383 increase in noncurrent liabilities, and a $262,452 gain, net of tax.

         Recent Accounting Pronouncements

                  In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires voluntary changes in accounting principles to be applied retrospectively, unless it is impracticable to determine either the period specific effects or the cumulative effects of the change. SFAS No. 154's retrospective application requirement replaces APB 20's requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. If retrospective application for all prior periods is impracticable, the method used to report the change and the reason the retrospective application is impracticable are to be disclosed.

                  Under SFAS No. 154, retrospective application will be the transition method in the unusual event that a newly issued accounting pronouncement does not provide specific transition guidance. It is expected that most pronouncements will specify transition methods other than the retrospective method. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005, and the adoption of this statement is expected to have no impact on the Company's financial position or results of operations.

         In February of 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments." SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as cumulative-effect adjustment to beginning retained earnings. Adoption of this statement is expected to have no impact on the Company's financial position or results of operations.

Note 2.  Recapitalization

                  On April 27, 2004, we completed an $18,000,000 financing package with new energy lenders. We used $15,700,000 in net proceeds from the financing to retire existing debt of $27,584,145, resulting in forgiveness of debt of $12,475,612, the elimination of a hedging liability and the return to the Company of Series F Preferred Stock with an aggregate liquidation preference of $1,000,000 (this preferred stock, at the request of the Company, was transferred by the previous lender to a financial advisor to the Company and to two affiliated companies). The taxable gain resulting from these transactions was completely offset by available net operating loss carryforwards for income tax purposes. The term of the note was eighteen months and it bore interest at the prime rate plus 11%. The rate increased by .75% per month beginning in month ten. We paid the new lenders $1,180,000 in cash fees and also issued them warrants to purchase 2,035,621 shares of our common stock at an exercise price of $.01 per share, expiring in five years (exercised in April, 2005). The warrants were subject to anti-dilution provisions. In connection with the February 2005 transactions described below, the anti-dilution provisions were amended such that additional issuances of stock (other than issuances to all holders) would not trigger an adjustment to the number of shares issuable upon exercise of the warrants.

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

         The Series H Preferred Stock is required to be paid a dividend of 40 shares of common stock per share of Series H Preferred Stock per year. At March 15, 2005, holders of 6,700 shares of Series A Preferred
         Stock converted to Series H Preferred Stock and holders of 3,250 shares of Series A Preferred Stock converted to an aggregate 4,642,859 shares of common stock. One Series H Preferred Stock holder converted its shares of Series H Preferred Stock into 285,715 shares of common stock. In April, 2005, an additional 1,250 shares converted into 1,785,714 of common stock. The outstanding Series H Preferred Stock has an aggregate liquidation preference of $2.625 million. The Series H Preferred Stock is senior to all of our capital stock other than Series G Preferred Stock (See Note 6).

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

                  On July 15, 2005, we entered into a $100 million senior secured revolving credit facility with Wells Fargo Bank, National Association. Borrowings under the new credit facility will be subject to a borrowing base limitation based on our current proved oil and gas reserves. The current borrowing base is set at $20 million and will be subject to semi-annual redeterminations. The facility is secured by a lien on all our assets, and the assets of our subsidiaries, as well as a security interest in the stock of all our subsidiaries. The credit facility has a term of three years, and all principal amounts, together with all accrued and unpaid interest, will be due and payable in full on June 30, 2008. Proceeds from extensions of credit under the facility will be for acquisitions of oil and gas properties and for general corporate purposes. The facility also provides for the issuance of letters-of-credit up to a $3 million sub-limit. We incurred $323,662 in issuance costs associated with the credit facility which are being amortized over its life.

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

                  The credit agreement includes usual and customary affirmative covenants for credit facilities of this type and size, as well as customary negative covenants, including, among others, limitation on liens, hedging, mergers, asset sales or dispositions, payments of dividends, incurrence of additional indebtedness, certain leases and investments outside of the ordinary course of business. The credit agreement also requires us to maintain a ratio of current assets to current liabilities, except that any availability under the borrowing base will be considered as an addition to current assets, and any current assets or liabilities resulting from hedging agreements will be excluded, of at least 1.0 to 1.0, an interest coverage ratio of EBITDAX (earnings before interest, taxes, depreciation and amortization and exploration expense) to cash interest expense of 3.0 to 1.0 and a tangible net worth of at least $45 million, subject to adjustment based on future results of operations and any sales of equity securities. EBITDAX and tangible net worth are calculated without consideration of unrealized gains and losses related to stock derivatives accounted for under variable accounting rules for commodity hedges. At December 31, 2005 we were in compliance with the aforementioned financial covenants.

Note 3.  Asset Retirement Obligations

         A reconciliation of our asset retirement obligation liability is as follows:

                                                      2005           2004
                                                 -------------  -------------
             Balance Beginning of Year           $  1,144,854   $  1,357,206
             Accretion expense                         77,634         72,247
             Liabilities incurred                      65,852
             Liability settled                              -        (25,769)
             Liability reduced from assets sold             -       (331,173)
             Revisions                                 22,793         72,343
                                                 -------------  -------------
             Balance End of Year                 $  1,311,133   $  1,144,854
                                                 =============  =============

Note 4.  Accrued Expenses

         Accrued expenses consisted of the following:

                                                  December 31,   December 31,
                                                     2005            2004
                                                 -------------  -------------

             Accrued compensation                $    340,450   $    129,260
             Interest                                  72,003        769,327
             Professional fees                         75,000         42,000
                                                 -------------  -------------
                                                 $    487,453   $    940,587
                                                 =============  =============

Note 5.  Notes Payable and Long-Term Debt

      Notes payable are as follows:

                                                                                       2005             2004
                                                                                  -------------     -------------
      Non-interest bearing note payable to an unrelated party; payable out of
         50% of the net transportation revenues from a certain natural gas
         pipeline that is not yet in service; no due date.                        $     40,300      $     40,300

      Promissory note payable to a former director at 8%; due May, 2001;
         unsecured. Retired March, 2005                                                                   40,000

      Promissory note payable to an unrelated party at 10%; payable on
         demand; unsecured. Retired March, 2005                                                            5,000

      Promissory note payable to an unrelated party; payable on demand;
         interest at 8%; interest increased to 12% on January 1, 2003; secured
         by certain oil and gas properties. Retired March, 2005.                                         180,000

      Note payable to a bank; due July, 2004; secured by guaranty of a director; interest at prime rate (prime rate 5.25% at December
         31, 2004 with a floor of 4.75% and a ceiling of 8.0%. Retired February, 2005                    948,291

      Promissory note payable to unrelated party; interest at 6%; due June,
         2003. Retired January, 2005.                                                                     55,300

      Promissory note payable to one of our directors; interest at 8%;
         due on demand; unsecured. Retired March, 2005.                                                   50,000

      Promissory note payable to one of our directors; interest at prime rate (prime rate 5.25% at December 31, 2004); due May, 2003;
         secured by Common Stock of DutchWest Oil Company, our wholly
         owned subsidiary. Retired March, 2005                                                         1,450,000

      Promissory note payable to an unrelated party at 8%; due June 2003;
         secured by 4% in the last draft of the Common Stock of DutchWest
         Oil Company, our wholly owned subsidiary. Retired March, 2005.                                  100,000

      Promissory note payable to an unrelated party at 8%; due May 2003;
         secured by 8% of the Common Stock of DutchWest Oil Company,
         our wholly owned subsidiary. Retired March, 2005.                                               140,000

      Note payable to an entity owned by two directors of the company, due
         September 2004; interest at prime plus 2% (prime rate 5.25% at
         December 31, 2004). Secured by oil and gas leases. Retired March,
         2005.                                                                                           600,000

      Line of credit (up to $3,500,000) to a bank; due June 2004;  secured by the guaranty of a director; interest at prime rate (prime rate
         5.25% at December  31,  2004)  with a floor  of  4.75%
         and a  ceiling  of 8.0% Retired February, 2005.                                               3,447,677
                                                                                  -------------     -------------
                                                                                  $     40,300      $
                                                                                                       7,056,568
                                                                                  =============     =============

         The weighted average interest rate for notes payable at December 31, 2005 and 2004 was 0.00%, due to zero notes payable, and 5.79%, respectively.

      Long-term debt is as follows:

                                                                                      2005              2004
                                                                                  -------------     -------------
      Line of credit (up to $3,000,000) to a bank; due July, 2005; secured by the guaranty of a director; interest greater  prime rates less
         .25% or 5.25% (prime note 5.25% at December 31, 2004);
         retired February 2005.                                                                     $  2,995,488

      Subordinated promissory notes to various individuals at 9.5% interest per annum; amounts include $50,000 due to related parties; past due.
         Retired $100,000 March, 2005.                                                  50,000           150,000

      Notes payable to finance vehicles, payable in aggregate monthly installments of approximately $4,000, including interest of  0.9% to
         13% at December 31, 2005 per annum; secured by the related equipment;
         due various dates through 2010.                                                97,833            99,900

      Promissory note to a director; interest at 8.5%; due December 31, 2003.
         Retired March, 2005.                                                                             62,192

      Note payable to lender; interest at prime plus 11% (prime rate 5.25% at
         December 31, 2004) interest only; due October, 2006; secured by
         related oil and gas properties. Retired February, 2005.                                      19,021,880


      Note payable  to a bank  with  monthly  principal  payments  of  $36,000;
         interest  at prime plus 1% (prime  rate 5.25% at  December  31, 2004 with a minimum prime rate of 5.5%; final payment due November, 2003;
         secured by related oil and gas properties;  extended to July,  2007.
         Retired February, 2005                                                                        1,224,000

      Note payable to unrelated party to finance  saltwater  disposal well with monthly installments of $4,540, including interest at 10% per annum;
         final payment due January,  2005;  secured by related well.  Retired
         March, 2005.                                                                                     50,436

      Line of credit (up to  $20,000,000)  to a bank due June 2008;  secured by oil and gas  properties;  interest  at the higher of prime or Federal
         Fund rate plus a margin of .50%. Rate at December 31, 2005 was 7.25%        1,036,282
                                                                                  -------------     -------------
                                                                                     1,184,115        23,603,896

       Less current portion                                                            (80,883)      (22,798,446)
                                                                                  -------------     -------------
       Total long-term debt                                                       $  1,103,232      $    805,450
                                                                                  =============     =============

         Estimated annual maturities for long-term debt are as follows:

                   2006                       $      80,883
                   2007                              31,600
                   2008                           1,058,150
                   2009                              10,449
                   2010                               3,033
                                              --------------
                                              $   1,184,115
                                              ==============

Note 6.  Stockholders' Equity

      Common Stock
      ------------

                                                                                    2005               2004
                                                                                  -------------     -------------
      Par value $.001; 200,000,000 shares authorized;  28,990,643 and 19,393,969 shares issued and outstanding as of
         December 31, 2005 and 2004, respectively                                 $     28,991      $     19,394
                                                                                  =============     =============
      Preferred Stock

      Series D, par value $.01;  12,000 shares  authorized;  8,000 shares issued and outstanding at December 31, 2005 and 2004. The Series D preferred stock does not pay dividends and is not  redeemable.  The liquidation value is $500 per share.  After  three  years from the date of issue, and thereafter, the shares are convertible to Common Stock based upon a value of $500 per Series D share
         divided by $8 per share of Common Stock.                                           80                80


      Series E, par value $.01; 9,000 shares authorized; 9,000 shares issued and outstanding at December 31, 2005 and 2004.  The
         Series E pays  dividends,  as  declared,  at a rate of 2.5% per annum increasing  to 6% per annum  July 1,  2004,  has a
         liquidation value of $500 per share, may be redeemed at
         our option and, as amended, is convertible to Common Stock based  upon a value of  $500 per Series E share divided
         by $2 per share of Common Stock.                                                   90                90

      Series G, par value $.01;  81,000 shares  authorized;  81,000 and 0 shares issued and  outstanding  at  December  31, 2005 and  December  31, 2004 respectively. The Series G preferred stock pays dividends, as declared, at a rate of $ 8% annually,  has a liquidation value of $500 per share, may be redeemed at our option and is  convertible to Common Stock based upon a value of $500 per  Series F share  divided  by $.90 per share of
         Common Stock. We may defer dividends for the first four years and
         they are also  convertible into our common stock at $.90 per share                810

      Series H, par value $.01; 6,500 shares authorized; 5,250 shares issued and outstanding at December 31, 2005.  The Series H preferred  stock  pays  dividends,  as  declared,  at a  rate  of
         40  common   shares   per   preferred   share  per   annum,   has  a
         liquidation  value of $500 per share,  may be redeemed at our option and is exchangeable  for Common Stock based upon a value of $500 per
         Series H share divided by $.35 per share of Common Stock.                          53

      Series F, par value $.01;  2,000 shares  authorized;  340 issued and outstanding  at  December  31, 2004 The Series F preferred stock pays dividends, as declared, at a rate of $2.5% per share annum, has a liquidation value of $500 per share, may be redeemed at our option and is convertible to Common Stock based upon a value of $500 per  Series F
         share  divided by $1 per share of Common Stock                                                        3


      Note 6.  Stockholders' Equity-continued

                                                                                       2005              2004
                                                                                       ----              ----

      Series A, par value $.01;  10,000 shares  authorized;  7,950 shares issued and  outstanding  at December 31, 2004.  The Series A preferred  stock pays  dividends,  as  declared,  at a  rate  of 9 % per  annum,  has a liquidation value of $500 per share, may be redeemed at our option and is exchangeable for Common Stock based upon a value of $500 per Series
         A share divided by $.35 per share of Common Stock.                                                   80
                                                                                  -------------     -------------
                                                                                  =============     =============
                                                                                  $      1,033      $        253
                                                                                  =============     =============


         All classes of preferred shareholders have liquidation preference over common shareholders of $500 per preferred share, plus accrued dividends.
Accumulated, unpaid and undeclared dividends at December 31, 2005 were $3,002,994 (Series E $227,096; Series G $2,725,151; Series H $50,747).

Stock Options
-------------

         We maintained a 1994 Stock Option and Compensation Plan (the "1994 Plan"), which terminated on February 11, 2004. There are options to purchase 310,000 shares of Common Stock still outstanding and exercisable under the 1994 Plan. Effective July 15, 2004, we implemented our 2004 Stock Option and Compensation Plan (the "2004 Plan"). There are options to purchase 1,400,000 shares of Common Stock outstanding under the 2004 Plan. Effective February 28, 2005 we implemented our 2005 Stock Incentive Plan ("2005 Plan") and there were options to purchase 22,400,00 shares of Common Stock outstanding under the 2005 Plan. Following is a schedule by year of the activity related to stock options, including weighted-average ("WTD AVG") exercise prices of options in each category.


                                 2005                      2004                       2003
                       ------------------------    ----------------------   ------------------------
                      Wtd Avg                     Wtd Avg                   Wtd Avg
                       Prices        Number       Prices       Number       Prices        Number
                      --------    -------------   -------   -------------   -------   --------------
Balance, January 1    $   .60        1,949,000    $  .90       1,102,000    $  .90        1,067,000
   Options issued     $  1.42       22,400,000    $  .48       1,610,000    $  .75           35,000
   Options expired    $  (.82)        (239,000)   $ (.80)       (763,000)   $    -                -
                                  -------------             -------------             --------------
Balance, December 31  $  1.36       24,110,000    $  .60       1,949,000    $  .90        1,102,000
                                  =============             =============             ==============


         Options to purchase 1,375,000 shares of Common Stock were exercisable at December 31, 2005, at exercise prices ranging from $.45 to $1.81 . Following is a schedule by year and by exercise price of the expiration of our stock options issued as of December 31, 2005:

                     2006         2007          2008         2009       Thereafter        Total
                  -----------  -----------  ------------  -----------  -------------  -------------
         $ .45                                  825,000      240,000        235,000      1,300,000
         $ .75                     35,000       250,000                                    285,000
         $ .83        65,000                                                                65,000
         $ .97                                                            3,600,000      3,600,000
         $1.16                                                            2,066,333      2,066,333
         $1.25                                                            5,400,000      5,400,000
         $1.70                                                           11,333,667     11,333,667
         $1.81                                   60,000                                     60,000
                  -----------  -----------  ------------  -----------  -------------  -------------
                      65,000       35,000     1,135,000      240,000     22,635,000     24,110,000
                  ===========  ===========  ============  ===========  =============  =============

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

                                    2005                       2004                      2003
                          ------------------------  -------------------------  ------------------------
                           Wtd Avg                   Wtd Avg                    Wtd Avg
                           Prices       Number        Prices       Number       Prices       Number
                          ---------  -------------  ----------  -------------  ---------  -------------
Balance, January 1        $    .38      4,000,621   $     .76      1,965,000   $   1.24      2,181,754
    Warrants issued       $    .01         50,000   $     .01      2,035,621   $    .75        150,000
    Warrants exercised
         or expired       $   (.17)    (2,580,621)          -              -   $   3.61       (366,754)
                                     -------------              -------------             -------------

Balance, December 31      $    .74      1,470,000   $     .38      4,000,621   $    .76      1,965,000
                                     =============              =============             =============


         Following is a schedule by year and by exercise price of the expiration of our stock warrants issued as of December 31, 2005:

                                    2006        2007         2008      Total
                              -----------  ----------  -----------  -----------
                    $  .01                         -       30,000       30,000
                       .75     1,440,000           -            -    1,440,000
                      .875             -           -            -            -
                              -----------  ----------  -----------  -----------
                               1,440,000           -       30,000    1,470,000
                              ===========  ==========  ===========  ===========

Note 7.  Income (Loss) Per Common Share

         The following is a reconciliation of the numerators and denominators used in computing income (loss) per share:

                                                                 2005             2004            2003
                                                            --------------  ---------------  --------------
         Net income (loss)                                  $  (3,543,239)  $    8,072,221   $  (3,024,426)
         Preferred stock dividends                             (3,562,472)        (455,612)       (127,083)
                                                            --------------  ---------------  --------------
         Income (loss) available to common shareholders     $  (7,105,711)  $    7,616,609   $  (3,151,509)
                                                            ==============  ===============  ==============
         Weighted-average number of shares
            of Common Stock - basic
            (denominator)                                      26,738,815       18,535,022      18,492,541
                                                            --------------  ---------------  --------------
         Income (loss) per share - basic                    $        (.27)  $          .41   $        (.17)
                                                            ==============  ===============  ==============
         Weighted - average number of shares of Common
          Stock - diluted (denominator)                        26,738,815       31,618,275      18,492,541
                                                            --------------  ---------------  --------------
         Income (loss) per share - diluted                  $        (.27)  $          .26   $        (.17)
                                                            ==============  ===============  ==============

         The numerator for basic earning per share is income (loss) available to common shareholders. The numerator for diluted earnings per share is net income in 2004 and net loss available to common shareholders in 2005 and 2003, due to antidilution.

         Potential dilutive securities (vested stock options, vested stock warrants and convertible preferred stock) in 2005 and 2003 have not been considered since we reported a net loss and, accordingly, their effects would be antidilutive. The potentionaly dilutive shares would have been 56,061,975 shares and 3,750,000 shares in 2005 and 2003 respectively.

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

         On March 5, 2004, we entered into an Option Agreement for the Purchase of Oil and Gas Leases (the "Addison Agreement") with W. L. Addison Investments L.L.C., a private company owned by Mr. J. Virgil Waggoner and Mr. John E. Loehr, two of our directors ("Addison"). Under the Addison Agreement, Addison agreed to pay Summit, on our behalf, the non-recouped and outstanding advanced funds amounting to $1,200,000, thereby retiring the Summit Agreement except for certain surviving obligations with respect to areas of mutual interest and lease bank agreements. Under the Summit Agreement, Summit loaned the company $600,000 for the workover of selected wells and Summit funded $600,000 for leasing in the Iola field of east Texas. In return Summit earned a 8.5% working interest in the workover wells and retained a 25% working interest in the Iola leases and drilling program. For consideration of such payment, Addison acquired certain oil and gas leases and wellbores from Summit but agreed to grant us a 180-day redemption option (which was extended by mutual consent) to purchase the same for $1,200,000, plus interest at the prime rate plus 2%. We tendered Addison a promissory note in the amount of $600,000, with interest at the prime rate plus 2%, to substitute for an account payable to Summit, pursuant to the Summit Agreement, in the same amount. The note would be considered paid in full if we exercised the redemption option and paid the $1,200,000, plus interest. Summit retained the right to participate up to a 25% working interest in the drilling of any wells on the leases acquired by Addison. In the event we exercised the redemption option, Addison could have, at its sole option, retained up to a 25% working interest in the leases.

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

         Approximately $675,203 of the proceeds from the February 2005 offering were used to pay accrued and unpaid dividends on the preferred stock. J. Virgil Waggoner received $469,603 as a result. On December 22, 2004, ST Advisory Corp, Intermarket Management LLC and Mr. Kaetzer converted their Series F preferred shares into common stock. At the closing of the February 2005 offering they were paid their proportionate share of accrued dividends due on the 2000 shares, which totaled $17,167.

As part of the closing of the February 2005 offering, the investor and the Company agreed to pay certain legal, accounting and other due diligence costs and, also certain closing fees which totaled approximately $3.75 million. Of this amount certain related parties received the following fees: OCM GW $1,000,000; Intermarket Management LLC $500,000; Mr. Allan D. Keel $300,000 (which was used to invest in the subject offering).

         In January 2005, Allan D. Keel, our current president and chief executive officer, and another individual lent an aggregate of $200,000 to the Company, which was repaid in full out of the proceeds of the February 2005 offering. Approximately $120,000 of that loan was attributable to Mr. Keel. In addition, Mr. Keel received warrants to purchase 30,000 shares of Common Stock at $0.01 share in connection with this transaction.

Note 9.  Income Taxes

         Income tax (benefit) for 2005 and 2004 consist of the following (we had no income tax provision in 2003):

                                             2005               2004
                                        --------------    ---------------
         Current tax                    $       5,974     $      118,255
         Deferred tax benefit                (797,629)        (3,322,551)
                                        --------------    ---------------
         Income tax benefit             $    (791,655)    $   (3,204,296)
                                        ==============    ===============

         The following table summarizes changes in our deffered tax asset obtained by applying a tax rate of 38% to the income (loss) before income taxes for the year ended December 31, 2005 and 2004 and 34% for the years ended December 31, 2003.

                                              2005            2004             2003
                                          -------------   -------------   --------------

Tax (benefit) calculated at statutory
 rate                                     $ (1,647,259)   $  1,849,812    $  (1,028,305)

 Increase (reductions) in taxes due to:
     Income tax credits                         (5,974)       (118,255)
     Effect on non-deductible expenses         223,918         170,530          362,910
     Change in valuation allowance             582,809      (4,693,201)         934,422
     Other                                      48,877        (531,437)        (269,027)
                                          -------------   -------------   --------------

Income tax benefit                        $   (797,629)   $ (3,322,551)   $           -
                                          =============   =============   ==============

         As of December 31, 2005 we had net operating loss carryforwards of approximately $12,500,000, which are available to reduce future taxable income and the related income tax liability. We expect we will not be able to utilize carryforwards of approximately $9,100,000 due to the limitations of Internal Revenue Code Section 382. The net operating loss carryforward expires at various dates through 2023.

         The   components  of  the  net  deferred   federal  income  tax  assets
(liabilities) recognized in our consolidated balance sheets are as follows:

                                                December 31,      December 31,
                                                    2005              2004
                                               --------------    --------------
Deferred tax assets
    Net operating loss carryforwards           $   4,249,890     $   4,873,859
    Income tax credits                               124,229           118,255
    Oil and gas properties                         1,461,983           198,596
    Derivative instruments                         1,196,304           572,100
    Asset retirement obligations accretion            68,433            56,647
    Deferred compensation                             87,400                 -
    Accounts receivable allowance                     11,656                 -
                                               --------------    --------------

Net deferred tax assets before
    valuation allowance                            7,199,895         5,819,457

         Valuation Allowance                      (3,079,715)       (2,496,906)
                                               --------------    --------------
         Net deferred tax assets               $   4,120,180     $   3,322,551
                                               ==============    ==============


         At December 31, 2003 we had recorded a valuation allowance for the entire balance of our deferred tax asset, due the uncertainty of our ability to ever realize that benefit. Due to a change in circumstances described below, we made an adjustment to the valuation allowance in 2004 resulting from a change in judgment about the realizability of the net operating loss carryforwards in future years. On February 28, 2005 we sold $ 42,000,000 in newly issued preferred stock, resulting in proceeds of approximately $38,000,000, net of offering expenses (See Note 2). With these proceeds we retired substantially all of our notes payable, paid substantial amounts of accounts payable and accrued expenses and retained approximately $2,000,000 for working capital. After these transactions we had approximately $190,000 in notes payable remaining. Of the retired notes, $20,094,000 bore interest at the prime rate plus 11%. As a result of these transactions we believe we will generate enough future taxable income to fully realize all of our available net operating loss carryforwards other than those limited by Internal Revenue Code Section 382.

Note 10.    Oil and Gas Hedging Activities

         In the past we have entered into, and may in the future enter into, certain derivative arrangements with respect to portions of our oil and natural gas production to reduce our sensitivity to volatile commodity prices. During 2005 and 2004, we entered into price swaps and put agreements with financial institutions. We believe that these derivative arrangements, although not free of risk, allow us to achieve a more predictable cash flow and to reduce exposure to price fluctuations. However, derivative arrangements limit the benefit to us of increases in the prices of crude oil and natural gas sales. Moreover, our derivative arrangements apply only to a portion of our production and provide only partial price protection against declines in price. Such arrangements may expose us to risk of financial loss in certain circumstances. We expect that the monthly volume of derivative arrangements will vary from time to time. We continuously reevaluate our price hedging program in light of increases in production, market conditions, commodity price forecasts, capital spending and debt service requirements. The following derivatives were in place at December 31, 2005.

                                                                                           Fair Value Asset
            Crude Oil                       Volume/ Month       Average Price/ Unit           Liability)
            ---------                       -------------       -------------------           ----------
January 2006 thru March 2006       Collar    10,000 Bbls    Floor $50.00-$59.00 Ceiling   $       (123,840)
April 2006 thru December 2006      Collar     9,000 Bbls    Floor $50.00-$59.00 Ceiling           (568,944)
January 2007 thru  December 2007   Collar     3,000 Bbls    Floor $45.00-$59.45 Ceiling           (311,988)
                                                                                          -----------------
                                                                                          $      1,004,772
                                                                                          =================


             Natural Gas                    Volume/ Month      Average Price/ Unit         Fair Value Asset
                                                                                             (Liability)
January 2006 thru December 2006    Collar    70,000 MMBTU   Floor $6.00-$8.25 Ceiling     $     (1,484,784)
January 2007 thru December 2007    Collar    20,000 MMBTU   Floor $6.00-$6.95 Ceiling             (658,614)
                                                                                          -----------------
                                                                                          $      2,143,398
                                                                                          =================
Total fair value                                                                          $      3,148,170
Current portion                                                                                  2,108,583
                                                                                          -----------------
Noncurrent portion                                                                        $      1,039,587
                                                                                          =================


            The settlement date for the December 2006 oil contract is January 2007. Accordingly, it is recorded as noncurrent. The estimate fair value of this contract is a liability of $68,985.

We also had the following put options in place at December 31, 2005, for the months reflected.

                            Crude Oil            Monthly Volume    Price per Bbl
                            ---------            --------------    -------------
               January  2006 thru April 2006       7,000 Bbls        $25.75 put
               May 2006 thru October 2006          6,000 Bbls        $25.75 put
               November 2006 thru April 2007       5,000 Bbls        $25.75 put


         The value of these put options was minimal.

         At the end of each reporting period we are required by SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," to record on our balance sheet the marked to market valuation of our derivative instruments. We recorded a net liability for derivative instruments at December 31, 2005 and 2004 of $3,148,170 and $1,505,527 respectively. As a result of these agreements, we recorded a non-cash charge to earnings, for unsettled contracts, of $1,642,643 for the twelve month period ended December 31, 2005 and a charge of $1,505,577 for the twelve month period ended December 31, 2004 and a non-cash increase in earnings of $537,526 for the twelve month period ended December 31, 2003. The estimated change in fair value of the derivatives is reported in Other Income and Expense as unrealized (gain) loss on derivative instruments.

         For settled contracts, we realized losses, reflected as reductions in oil and gas revenues, of $3,942,710, $1,841,209 and $1,496,303 for the twelve month periods ended December 31, 2005, 2004 and 2003, respectively.

Note 11. Commitments and Contengencies

Lease Obligations

         We lease office space at one location under a sixty-four (64) month lease, which commenced December 1, 2001 and was amended May 30, 2002, after expansion. The lease expires March 2007 and the annual commitments under the lease are: 2006 - $135,323 and 2007 - $33,977. Total rent expense for the years ended December 31, 2005, 2004 and 2003, were approximately $153,000, $142,500 and $134,500 respectively.

Litigation

         From time to time, we are involved in litigation arising out of our operations or from disputes with vendors in the normal course of business. As of March 26, 2006, we are not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material effect on our consolidated financial statements.

Employment Agreement

Effective February 28, 2005, we entered into employment agreements with our President/Chief Executive Officer and Senior Vice President /Chief Financial Officer. Each agreement has a term of three years with automatic yearly extensions unless we or the officer elects not to extend the agreement. These agreements provide for a base salary of $240,000 per year and $220,000 respectively, and a first year bonus of $120,000 and $110,000 respectively for the year ending December 31, 2005, payable on or before February 26, 2006. If the contracts are terminated by us without cause or by the employee for good reason, and the employee has been in compliance with employee contract terms, the employee may receive a cash payment equal to the greater of two times current year base salary plus prior year bonus, or $600,000, and health insurance benefits for two years in the future.

         Effective April 1, 2005, we entered into employment agreements with our four other Senior Vice Presidents. Each agreement has a term of two years with automatic yearly extensions unless we or the officer elects not to extend the agreement. These agreements provide for a base salary ranging from $180,000 to $185,000, and have no termination clauses.

Note 12. Oil and Gas Properties (Unaudited)

                  The following tables set forth certain information with respect to our oil and gas producing activities for the periods presented: Capitalized Costs Relating to Oil and Gas Producing
         Activities:

                                                          2005               2004
                                                      --------------     --------------
          Unproved oil and gas properties             $   1,326,341      $      81,366
          Proved oil and gas properties                  59,614,594         54,947,396
          Support equipment and facilities                4,657,756          3,528,310
                                                      --------------     --------------
                                                         65,598,691         58,557,072
          Less accumulated depreciation, depletion
           and amortization                             (11,969,647)        (8,998,598)
                                                      --------------     --------------
          Net capitalized costs                       $  53,629,044      $  49,558,474
                                                      ==============     ==============


         Results of Operations for Oil and Gas Producing Activities:

                                                                2005           2004           2003
                                                           -------------  -------------  -------------
          Oil and gas sales                                $ 17,551,650   $ 11,101,114   $ 10,844,466
          Production costs                                   (5,585,297)    (4,879,754)    (5,527,841)
          Geological and geophysical                           (395,327)             -              -
          Depreciation, depletion and amortization           (2,971,050)    (1,954,256)    (1,527,727)
          Dry holes, abandoned property and impaired
           assets                                            (4,062,592)      (452,516)      (358,737)
          Asset retirement obligation                           (59,850)      (114,027)       (76,823)
          Income tax expense                                          -              -              -
                                                           -------------  -------------  -------------
          Results of operations for oil and gas
            producing activities - income                  $  4,477,534   $  3,700,561   $  3,353,338
                                                           =============  =============  =============

         The following table sets forth the composition of dry holes, abandoned property and impaired assets:

                                     2005             2004             2003
                               ---------------   --------------   --------------
           Dry holes           $      361,803    $                $      70,342
           Abandoned property          10,552          390,522          288,395
           Impaired assets          3,690,237           61,994
                               ---------------   --------------   --------------
                               $    4,062,592    $     452,516    $     358,737
                               ===============   ==============   ==============

         Costs Incurred in Oil and Gas Producing Activities:

                                         2005           2004           2003
                                     ------------   ------------   ------------
          Property Acquisitions
               Proved                $   142,867    $     6,742    $         -
               Unproved                1,244,975         17,347        110,119
          Development Costs            6,171,241      6,117,899      2,024,663
                                     ------------   ------------   ------------
                                     $ 7,559,083    $ 6,141,988    $ 2,134,782
                                     ============   ============   ============


         The following table shows oil and gas property dispositions:

                                          2005          2004            2003
                                     -------------  ------------   ------------
          Oil and gas properties     $     31,337   $ 5,425,040    $    31,979
          Accumulated DD&A                      -    (1,659,001)       (11,569)
                                     -------------  ------------   ------------
          Net oil and gas properties $     31,337   $ 3,766,039    $    20,410
                                     =============  ============   ============

         As a result of these sales we recorded a loss of $13,022, $2,029,932 and $ 20,409 in 2005, 2004 and 2003 respectively.

Oil and Gas Reserves Information

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

         The following unaudited table sets forth proved oil and gas reserves, all within the United States, at December 31, 2005, 2004, and 2003, together with the changes therein.

                                                                   Crude Oil     Natural Gas
                                                                    (BBls)          (Mcf)
                                                                 -------------  -------------
         QUANTITIES OF PROVED RESERVES:
              Balance December 31, 2002                             5,521,906     34,158,823
                   Revisions                                         (262,608)      (308,080)
                   Extensions, discoveries and additions                    -              -
                   Purchase                                                 -              -
                   Sales                                                    -              -
                   Production                                        (221,335)    (1,190,624)
                                                                 -------------  -------------

              Balance December 31, 2003                             5,037,963     32,660,119
                   Revisions                                         (426,932)    (2,857,240)
                   Extensions, discoveries and additions                    -      2,823,427
                   Purchase                                                 -              -
                   Sales                                           (1,474,115)    (2,502,596)
                   Production                                        (173,865)    (1,033,433)
                                                                 -------------  -------------
              Balance December 31, 2004                             2,963,051     29,090,277
                   Revisions                                          (78,648)    (3,025,395)
                   Extensions, discoveries and additions                    -              -
                   Purchase                                               953         67,631
                   Sales                                                    -              -
                   Production                                        (177,833)    (1,482,250)
                                                                 -------------  -------------
              Balance December 31, 2005                             2,707,523     24,650,263
                                                                 -------------  -------------
         PROVED DEVELOPED RESERVES:
              December 31, 2003                                     3,772,926     24,642,407
                                                                 =============  =============
              December 31, 2004                                     2,575,403     20,965,574
                                                                 =============  =============
              December 31, 2005                                     2,423,196     19,658,165
                                                                 =============  =============

         Standardized measure of discounted future net cash flows relating to proved reserves:

                                                      2005             2004             2003
                                                ---------------   --------------   --------------

         Future cash inflows                    $  425,080,357    $ 290,998,312    $ 336,795,385

         Future production and development
          costs
            Production                             101,677,305       80,880,330      109,468,727
            Development                             27,467,896       24,141,982       21,460,459
                                                ---------------   --------------   --------------

         Future cash flows before income
          taxes                                    295,935,156      185,976,000      205,866,199
         Future income taxes                       (91,664,228)     (49,871,272)     (46,885,360)
                                                ---------------   --------------   --------------

         Future net cash flows after income
          taxes                                    204,270,928      136,104,728      158,980,839
         10% annual discount for estimated
           timing of cash flows                    (85,873,789)     (52,602,351)     (70,653,419)
                                                ---------------   --------------   --------------

         Standardized measure of discounted
           future net cash flows                $  118,397,139    $  83,502,377    $  88,327,420
                                                ===============   ==============   ==============

         The following reconciles the change in the standardized measure of discounted future net cash flows:

                                                   2005             2004             2003
                                                   ----             ----             ----

     Beginning of year                      $   83,502,377    $  88,327,420    $  77,623,835

     Changes from:
        Purchases of proved reserves               230,291                -                -
        Sales of producing properties                    -      (13,756,990)               -
        Extensions, discoveries and
         improved
         recovery, less related costs                    -       10,280,787                -
        Sales of oil and gas produced,
         net of
            production costs                   (11,966,353)      (6,221,360)      (5,316,619)
        Revision of quantity estimates         (16,437,404)     (12,614,337)      (3,751,921)
        Accretion of discount                   11,415,713       11,439,568        9,889,881
        Change in income taxes                 (22,544,291)      (4,552,701)      (4,793,281)
        Changes in estimated future
            development costs                   (6,461,166)      (8,040,393)       2,003,801
       Development costs incurred that
            reduced future development
             costs                               6,171,241        6,117,899        2,024,663
       Change in sales and transfer
        prices,
            net of production costs             88,819,225        8,245,446       16,470,113
       Changes in production rates
        (timing)
            and other                          (14,332,494)       4,277,038       (5,823,052)
                                            ---------------   --------------   --------------
      End of year                           $  118,397,139    $  83,502,377    $  88,327,420
                                            ===============   ==============   ==============


     The calculations used to produce the figures in this table are based on current cost and price factors at December 31 for each year. The average sales prices utilized in the estimation of our proved reserves were $57.79 per Bbl and $10.90 per Mcf, $40.41 per Bbl and $5.89 per Mcf and $29.51 per Bbl and $5.82 per Mcf, at December 31, 2005, 2004 and 2003, respectively.

Note 13.    Subsequent Events (Unaudited)

         On March 22, 2006 we purchased a 100% working interest (75% net revenue interest) in leases on approximately 22,000 undeveloped acres in Culberson County Texas. The acreage, believed to contain producible reserves in the Barnett Shale and Atoka formations, is being acquired through our acquisition, by merger, of Core Natural Resources, Inc. ("Core"), a privately-held entity that was incorporated solely to hold the leases being acquired by us. Pursuant to the merger agreement, each issued and outstanding share of common stock of Core was converted into the right to receive (i) 5.39270725 shares of the common stock, par value $.001 per share, of the Company (the "Stock Consideration") and
(ii) cash in an amount determined by dividing $706,123.25 by 600,000 (the "Cash Consideration," and, together with the Stock Consideration, the "Merger Consideration"). Pursuant to the merger agreement, we assumed $2,045,258 of Core indebtedness that was paid off at the closing of the merger. The cash paid at closing was funded from cash on hand and temporary borrowings under our credit facility. As of the date of the merger agreement, 600,000 shares of Core Common Stock were issued and outstanding. We issued 3,235,624 shares of our common stock as the Stock Consideration. In a separate transaction, the Company will also issue an additional 462,231 shares of common stock of the Company to a Core stockholder as consideration for the assignment of a 2% overriding royalty interest owned by that stockholder in the oil and gas leases of Core (giving us a total 77% net revenue interest). All stock issued in conjunction with these transactions is restricted stock subject to resale limitations under Rule 144(a) of the Securities Act of 1933. Core stockholders were also granted certain limited piggyback registration rights.

Note 14. Quarterly Results (Unaudited)

         Summary data relating to the results of operations for each quarter for the years ended December 31, 2005 and 2004 follows:

                                                Three Months Ended
                            -----------------------------------------------------------
                              March 31       June 30      September 30    December 31
                            -------------  ------------  --------------  --------------
  2005
     Net sales              $  3,664,333   $ 4,393,040   $   4,736,297   $   4,889,138
     Gross profit                968,147       849,565       1,381,323      (2,522,711)
     Net income (loss)
      available to common
       shareholders           (3,547,445)      (79,362)     (2,188,922)     (1,289,982)
     Income(loss)per common
     share  Basic and
      Diluted               $       (.17)  $       .00   $        (.08)  $        (.04)

  2004
     Net sales              $  2,538,729   $ 2,535,266   $   2,802,946   $   3,330,732
     Gross profit                363,693        (6,060)        542,172         658,010
     Net income (loss)
       available to common
           shareholders         (303,003)    9,323,281      (4,905,958)      3,502,289
     Income(loss) per common
     share-Basic            $       (.02)  $       .50   $        (.27)  $         .19
               Diluted      $       (.02)  $       .29   $        (.27)  $         .10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and
Stockholders of Crimson Exploration Inc.


We have audited in accordance with the standards of the Public Accounting Oversight Board (United States) the consolidated financial statements of Crimson Exploration Inc. and subsidiaries referred to in our report dated March 24, 2006, which is included in this Form 10-K. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. The information for the years ended December 31, 2004 and 2005 included in Schedule II has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Houston, Texas
March 24, 2006

                        REPORT OF INDEPENDENT REGISTERED
                          PUBLIC ACCOUNTING FIRM ON THE
                          FINANCIAL STATEMENT SCHEDULE




To the Stockholders and
  Board of Directors
Crimson Exploration Inc.


Our report on the consolidated financial statements of Crimson Exploration Inc. for the year ended December 31, 2003 is included on page F-2. In connection with our audit of such consolidated financial statements, we have also audited the related financial statement schedule for the year ended December 31, 2003 on page F-33.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

[GRAPHIC OMITTED][GRAPHIC OMITTED]

WEAVER AND TIDWELL, L.L.P.

Dallas, Texas
March 19, 2004

                    CRIMSON EXPLORATION INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003


                                              BALANCE                                         BALANCE
                                                 AT                                              AT
                                             BEGINNING      PROVISIONS/     RECOVERIES/         END
DECRIPTION                                   OF PERIOD       ADDITIONS       DEDUCTIONS      OF PERIOD
-----------------------------------------   -------------  --------------  --------------  --------------
For the year ended
     December 31, 2003
          Valuation allowance for
               deferred tax assets          $  6,255,685    $    934,422                    $  7,190,107
                                            =============   =============  ==============   =============

For the year ended
     December 31, 2004
          Valuation allowance for
               deferred tax assets          $  7,190,107                   $  (4,693,201)   $  2,496,906
                                            =============  ==============   =============   =============

For the year ended
     December 31, 2005
          Accounts  receivable              $               $     30,674    $               $     30,674
                                            =============   =============   =============   =============
          Valuation allowance for
               deferred tax assets          $  2,496,906    $    582,809    $               $  3,079,715
                                            =============   =============   =============   =============