Form 10-K/A
period 2005-12-31
CRIMSON EXPLORATION INC.
filed 2006-04-27
CIK 813779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]         No  [X]


As of June 30, 2005, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $18,010,865 based on the closing sales price of $0.98 of the common stock. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such a determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

On March 29, 2006, there were 33,041,332 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for the 2006 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

                                EXPLANATORY NOTE

     The purpose of this Amendment No. 1 on Form 10-K/A to the Crimson Exploration Inc. Annual Report on Form 10-K for the year ended December 31, 2005 (the "Original Filing") is to update the cover page to include the aggregate market value of the company's common stock at June 30, 2005, to include two exhibits inadvertently omitted from the Original Filing (Exhibits 4.11 and 23.2) and a corrected exhibit that had been incorporated by reference into the Original Filing from a previous filing (Exhibit 10.6), and to amend and restate
Item 15 (Exhibits and Financial Statement Schedules) with respect to the exhibit list. No other changes have been made to the Original Filing.

ITEM 15        Exhibits and Financial Statement Schedules.

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

         (2)    Financial Statement Schedule:
                Schedule II - Valuation and Qualifying Accounts

         (3)    Exhibits:
         Number     Description
         ------     -----------

         2.1** Agreement and Plan of Merger, dated March 14, 2006, among Crimson Exploration, Inc., Crimson Exploration Operating, Inc., Core Natural Resources, Inc. and its stockholders.

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

         4.11* Registration Rights Agreement, dated March 20, 2006, among Crimson Exploration Inc. and the stockholders of Core Natural Resources, Inc.

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

        10.6*       Form of 2005 Stock Incentive Plan Stock Option Agreement.

        10.7 Form of Warrant Agreement. (Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-12108, filed with the Commission on March 31, 2005.)

        10.8 Form of Indemnification Agreement for directors and officers. (Previously filed with our Form 8-K, Reg. No. 001-12108, filedwith the Commission on July 21, 2005.)

        10.9 Letter Agreement among D.B. Zwirn Special Opportunities Fund, LP, GulfWest Oil & Gas Company, and Drawbridge Special Opportunities Fund, LP, dated January 7, 2005. (Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-12108, filed with the Commission on March 31, 2005.)

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

        10.20 Summary terms of June 2005 Director Compensation Plan. (Previously filed with our Post Effective Amendment No. 2 to our Registration Statement on Form S-1, Reg. No. 333-116048, filed with the Commission on July 27, 2005.)

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

        10.24** First Amendment to Credit Agreement, dated as of March 6, 2006, among Crimson Exploration, Inc., Crimson Exploration Operating, Inc., LTW Pipeline Co., and Wells Fargo Bank, National Association.

        21.1**      Subsidiaries of the Registrant.

        23.1**      Consent of Grant Thornton LLP.

        23.2*       Consent of Weaver and Tidwell, L.L.P.

        25**        Power of Attorney.

        31.1*       Certification  of  Chief  Executive  Officer  pursuant  to
                    Section  302  of the Sarbanes-Oxley Act of 2002

        31.2*       Certification  of  Chief  Financial  Officer  pursuant  to
                    Section  302  of the Sarbanes-Oxley Act of 2002

        32.1** Certification of Chief Executive Officer pursuant to 18.U.S.C Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

        32.2**      Certification   Chief  Financial  Officer  pursuant  to
                    18.U.S.C Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

*    Filed herewith

** Previously filed

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  CRIMSON EXPLORATION INC.

Date:      April 26,2006                          By    \s\ Allan D. Keel
                                                       -------------------------
                                                        Allan D. Keel, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant, and in the capacities and on the dates indicated.


        Signature                          Title                       Date
--------------------------- ------------------------------------- --------------


/s/ Allan D. Keel           President, Chief Executive Officer    April 26, 2006
-----------------           and Director
Allan D. Keel

/s/ E. Joseph Grady         Senior Vice President and             April 26, 2006
-------------------         Chief Financial Officer
E. Joseph Grady

/s/ Richard L. Creel        Vice President Finance and            April 26, 2006
--------------------        Chief Accounting Officer
Richard L. Creel

/s/ Skardon F. Baker*       Director                              April 26, 2006
--------------------
Skardon F. Baker

/s/B. James Ford*           Director                              April 26, 2006
----------------
B. James Ford

/s/ Lon Mc Cain*            Director                              April 26, 2006
---------------
Lon Mc Cain

/s/ Lee B. Backsen*         Director                              April 26, 2006
------------------
Lee B. Backsen

*/s/ Allan D. Keel
 -----------------
 Allan D. Keel,
 Attorney-in Fact
 pursuant to a power
 of attorney previously
 granted

                                INDEX TO EXHIBITS

Number        Description
------        -----------

2.1** Agreement and Plan of Merger, dated March 14, 2006, among Crimson Exploration, Inc., Crimson Exploration Operating, Inc., Core Natural Resources, Inc. and its stockholders.

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

4.11* Registration Rights Agreement, dated March 20, 2006, among Crimson Exploration Inc. and the stockholders of Core Natural Resources, Inc.

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

10.6*         Form of 2005 Stock Incentive Plan Stock Option Agreement.

10.7 Form of Warrant Agreement. (Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-12108, filed with the Commission on March 31, 2005.)

10.8          Form of  Indemnification  Agreement for  directors  and  officers.
              (Previously filed with our Form 8-K, Reg. No. 001-12108, filedwith the Commission on July 21, 2005.)

10.9 Letter Agreement among D.B. Zwirn Special Opportunities Fund, LP, GulfWest Oil & Gas Company, and Drawbridge Special Opportunities Fund, LP, dated January 7, 2005. (Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-12108, filed with the Commission on March 31, 2005.)

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

10.20         Summary terms of June 2005 Director  Compensation Plan.
              (Previously filed with our Post Effective Amendment No. 2 to our Registration Statement on Form S-1, Reg. No. 333-116048, filed with the Commission on July 27, 2005.)

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

10.24** First Amendment to Credit Agreement, dated as of March 6, 2006, among Crimson Exploration, Inc., Crimson Exploration Operating, Inc., LTW Pipeline Co., and Wells Fargo Bank, National Association.

21.1**       Subsidiaries of the Registrant.

23.1**       Consent of Grant Thornton LLP.

23.2*        Consent of Weaver and Tidwell, L.L.P.

25**         Power of Attorney.

31.1* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2* Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**       Certification  of Chief  Executive  Officer  pursuant to 18.U.S.C
             Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; filed herewith.

32.2**       Certification   Chief  Financial  Officer  pursuant  to  18.U.S.C
             Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; filed herewith.

*    Filed herewith

** Previously filed