Form 10-Q
period 2006-03-31
CRIMSON EXPLORATION INC.
filed 2006-05-15
CIK 813779

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                 Yes _X_ No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer ___   Accelerated Filer ___  Non-Accelerated Filer_X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, May 10, 2006 was 33,103,829 shares of Common Stock, $.001 par value.

                                    FORM 10-Q


                            CRIMSON EXPLORATION INC.

                         FORM 10-Q FOR THE QUARTER ENDED
                                 MARCH 31, 2006


                                                                        Page of
                                                                       Form 10-Q
                                                                       ---------
Part I:  Financial Statements

         Item 1. Financial Statements
                  Consolidated Balance Sheets as of March 31, 2006
                   and December 31, 2005                                    3
                  Consolidated Statements of Operations for the Three
                   Months Ended March 31, 2006 and 2005                     5
                  Consolidated Statement of Stockholders' Equity for
                   the Three Months Ended March 31, 2006                    6
                  Consolidated Statements of Cash Flows for the Three
                   Months Ended March 31, 2006 and 2005                     7
                  Notes to Consolidated Financial Statements                8

         Item 2. Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                            14

         Item 3. Quantitative and Qualitative Disclosures about Market
                  Risk                                                     16

         Item 4. Controls and Procedures                                   17

Part II: Other Information

         Item 2. Unregistered Sales of Equity Securities and Use of
                  Proceeds                                                 17

         Item 6. Exhibits                                                  17

Signatures                                                                 19

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                            CRIMSON EXPLORATION INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                                       March 31,      December 31,
                                                          2006           2005
                                                      ------------    ------------
CURRENT ASSETS
  Cash and cash equivalents                           $    274,516    $    474,393
  Accounts receivable - trade, net of allowance for
   doubtful accounts of $30,674 in 2006 and 2005         2,642,366       3,498,488
  Prepaid expenses                                         540,307         249,424
  Deferred tax asset, net                                  663,556       1,602,773
                                                      ------------    ------------
      Total current assets                               4,120,745       5,825,078
                                                      ------------    ------------
PROPERTY AND EQUIPMENT
  Oil and gas properties, using the successful
   efforts method of accounting                         74,393,424      65,598,691
  Other property and equipment                           1,611,731       1,560,464
  Less: accumulated depreciation, depletion and
   amortization                                        (13,690,473)    (12,936,096)
                                                      ------------    ------------
  Net oil and gas properties and other property and
   equipment                                            62,314,682      54,223,059
                                                      ------------    ------------
OTHER ASSETS
  Deposits                                                  49,502          49,502
  Investments                                                 --           225,689
  Debt issuance cost, net                                  247,242         274,214
  Deferred tax asset, net                                1,218,666       2,517,407
                                                      ------------    ------------
      Total other assets                                 1,515,410       3,066,812
                                                      ------------    ------------

TOTAL ASSETS                                          $ 67,950,837    $ 63,114,949
                                                      ============    ============



         The Notes to Consolidated Financial Statements are an integral part of these statements.

                            CRIMSON EXPLORATION INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                               March 31,     December 31,
                                                 2006           2005
                                             ------------    ------------
CURRENT LIABILITIES
    Notes payable                            $     40,300    $     40,300
    Current portion of long-term debt              80,781          80,883
    Accounts payable - trade                    4,337,930       4,107,441
    Accrued expenses                              211,812         487,453
    Income taxes payable                          133,560          31,075
    Derivative instruments                      1,297,640       2,108,583
                                             ------------    ------------
        Total current liabilities               6,102,023       6,855,735
                                             ------------    ------------
NONCURRENT LIABILITIES
    Long-term debt, net of current portion      2,100,158       1,103,232
    Asset retirement obligations                1,332,127       1,311,133
    Derivative instruments                        742,250       1,039,587
                                             ------------    ------------
        Total noncurrent liabilities            4,174,535       3,453,952
                                             ------------    ------------
        Total Liabilities                      10,276,558      10,309,687
                                             ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock                                 1,033           1,033
    Common stock                                   33,041          28,991
    Additional paid-in capital                 76,383,684      72,851,626
    Retained deficit                          (18,743,479)    (20,076,388)
                                             ------------    ------------
        Total stockholders' equity             57,674,279      52,805,262
                                             ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 67,950,837    $ 63,114,949
                                             ============    ============



         The Notes to Consolidated Financial Statements are an integral part of these statements.

                            CRIMSON EXPLORATION INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2006           2005
                                                    ------------    ------------
OPERATING REVENUES
    Oil and gas sales                               $  5,113,497    $  3,634,160
    Operating overhead and other income                   26,152          30,173
                                                    ------------    ------------
        Total Operating Revenues                       5,139,649       3,664,333
                                                    ------------    ------------
OPERATING EXPENSES
    Lease operating expenses                           1,579,320       1,400,864
    Geological and geophysical                             8,777            --
    Depreciation, depletion and amortization             754,376         655,778
    Dry holes, abandoned property and impaired
     assets                                                4,386           2,156
    Asset retirement obligations                          20,994          19,161
    General and administrative                         1,723,663         618,227
                                                    ------------    ------------
        Total Operating Expenses                       4,091,516       2,696,186
                                                    ------------    ------------
INCOME FROM OPERATIONS                                 1,048,133         968,147
                                                    ------------    ------------
OTHER INCOME AND EXPENSE
    Interest expense                                      (9,922)     (1,198,501)
    Financing cost                                       (45,117)     (1,905,159)
    Loss from equity in investments                       (1,843)           --
    Loss on sale of assets                                  --           (13,022)
    Unrealized gain (loss) on derivative
     instruments                                       1,108,280      (2,013,481)
                                                    ------------    ------------
        Total Other Income and (Expense)               1,051,398      (5,130,163)
                                                    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES                      2,099,531      (4,162,016)

INCOME TAX (EXPENSE) BENEFIT                            (726,722)      1,387,691
                                                    ------------    ------------
NET INCOME (LOSS)                                      1,372,809      (2,774,325)

DIVIDENDS ON PREFERRED STOCK
 (Paid 2006 -$39,900; Paid 2005 - $1,006,643)           (896,578)       (773,120)
                                                    ------------    ------------
NET INCOME (LOSS) AVAILABE TO COMMON SHAREHOLDERS   $    476,231    $ (3,547,445)
                                                    ============    ============
NET INCOME (LOSS) PER SHARE,
    BASIC                                           $        .02    $       (.17)
                                                    ============    ============
    DILUTED                                         $        .02    $       (.17)
                                                    ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING,
    BASIC                                             29,580,387      20,706,619
                                                    ============    ============
    DILUTED                                           89,426,504      20,706,619
                                                    ============    ============



         The Notes to Consolidated Financial Statements are an integral part of these statements.

                            CRIMSON EXPLORATION INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                   (UNAUDITED)

                                 NUMBER OF SHARES
                              ----------------------                          ADDITIONAL
                              PREFERRED     COMMON     PREFERRED   COMMON       PAID-IN        RETAINED
                               STOCK        STOCK        STOCK      STOCK       CAPITAL         DEFICIT
                              ---------  -----------   ---------  ---------  -------------  --------------
BALANCE DECEMBER 31, 2005      103,250    28,990,643   $  1,033   $ 28,991   $ 72,851,626   $ (20,076,388)
Share Based Compensation             -             -          -          -        726,299               -
Dividends paid on Preferred H        -        52,500          -         52         39,848         (39,900)
Stock options exercised              -        38,000          -         38         17,062               -
Employee bonuses                             262,334                   262         16,134               -
Acquisition of oil and gas
 leases                              -     3,697,855          -      3,698      2,732,715               -
Current period income                -             -          -          -              -       1,372,809
                              ---------  ------------  ---------  ---------  -------------  --------------
BALANCE MARCH 31, 2006         103,250    33,041,332   $  1,033   $ 33,041   $ 76,383,684   $ (18,743,479)
                              =========  ============  =========  =========  =============  ==============



         The Notes to Consolidated Financial Statements are an integral part of these statements.

                            CRIMSON EXPLORATION INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                          2006            2005
                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                   $  1,372,809    $ (2,774,325)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Depreciation, depletion and amortization              754,376         655,778
     Asset retirement obligations                           20,994          19,161
     Stock compensation                                    723,345          70,250
     Debt issuance cost                                     26,972       1,779,596
     Discount on note payable                                 --           502,120
     Deferred tax expense (benefit)                        593,237      (1,387,691)
     Income tax payable                                    102,485            --
     Loss on sale of assets                                   --            13,022
     Loss from equity in investments                         1,843            --
     Dry holes, abandoned property, impaired assets          4,386            --
     Unrealized (gain) loss on derivative
      instruments                                       (1,108,280)      2,013,482
  Changes in operating assets and liabilities
     (Increase) decrease in accounts receivable-
      trade, net                                           567,428        (949,222)
     Increase in prepaid expenses                         (290,883)       (174,068)
     Decrease in accounts payable and accrued
      expenses                                             (25,802)     (2,571,623)
                                                      ------------    ------------
        Net cash provided by (used in) operating
         activities                                      2,742,910      (2,803,520)
                                                      ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment                --            41,175
  Capital expenditures                                  (3,955,811)     (2,061,503)
                                                      ------------    ------------
        Net cash used in investing activities           (3,955,811)     (2,020,328)
                                                      ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of preferred stock, net                  --        38,345,646
  Proceeds from common stock options and warrants
   exercised                                                16,200             200
  Payments on debt                                          (6,397)    (31,803,219)
  Proceeds from debt issuance                                 --           820,000
  Net draws (repayments) under revolver                  1,003,221            --
  Dividends paid                                              --          (675,331)
                                                      ------------    ------------
        Net cash provided by financing activities        1,013,024       6,687,296
                                                      ------------    ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (199,877)      1,863,448

CASH AND CASH EQUIVALENTS,
  Beginning of year                                        474,393         411,377
                                                      ------------    ------------
CASH AND CASH EQUIVALENTS,
  End of year                                         $    274,516    $  2,274,825
                                                      ============    ============
CASH PAID FOR INTEREST                                $     13,641    $  1,906,616
                                                      ============    ============



         The Notes to Consolidated Financial Statements are an integral part of these statements.

                    CRIMSON EXPLORATION INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

     During interim periods, we follow the accounting policies set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report when reviewing interim financial results.

     The accompanying financial statements include the Company and its wholly-owned subsidiaries: Crimson Exploration Operating, Inc., formed January 5, 2006, and LTW Pipeline Co., formed April 19, 1999. All material intercompany transactions and balances are eliminated upon consolidation.

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

2. STOCKHOLDERS' EQUITY

     On March 20, 2006, the Company issued a total of 3,235,624 shares of unregistered common stock as partial consideration for the acquisition, by merger, of Core Natural Resources, Inc., and an additional 462,231 shares to a Core shareholder for a 2% overriding royalty interest owned by him in the Core leasehold interests. The stock was valued at $0.74 per share, the closing market price of the stock on the day preceding the closing of the merger. The stock issued is restricted stock subject to resale limitations under Rule 144 of the Securities Act of 1933. Holders of the restricted stock were also granted limited piggyback registration rights that expire one year after the closing of the merger.

     Effective March 1, 2006, the Company issued 262,334 shares of unregistered, restricted common stock to members of Company management in lieu of cash performance bonuses for calendar year 2005. The restricted stock vests one year after the date of grant, and should a recipient's employment with the Company terminate prior to that date, entitlement to the stock is forfeited. The stock was valued at $0.75 per share on the grant date, the closing market price of the stock on the date of grant. Upon vesting, this restricted stock will also be subject to resale limitations under Rule 144 of the Securities Act of 1933.

3. NON-CASH INVESTING AND FINANCING ACTIVITIES

     During the three month period ended March 31, 2006 we issued 3,235,624 shares of common stock, valued at $2,394,362, as partial consideration for the acquisition of oil and gas leases via merger with Core Natural Resources, Inc. As a result of this transaction we also increased the book value of oil and gas leases by recording a $1,644,721 deferred tax liability related to the difference in the fair market value of the assets acquired and their underlying tax basis. Related to this transaction, we also acquired a 2% overiding royalty interest in that leasehold acreage by issuing 462,231 shares of common stock valued at $342,051. In a separate transaction in the first quarter of 2006, we recorded an increase in oil and gas leases of $513,440 through the exchange of a $289,594 account receivable and through the reclassification of a $223,846 investment in a partnership upon distribution of assets by that partnership. During the period we recorded $16,396 in employee compensation by issuing 262,334 shares of common stock. We also paid $39,900 in dividends to the holders of Series H Preferred Stock by issuing 52,500 shares of common stock. Also, one of our employees exercised 2,000 common stock options for $900 which was recorded as an account receivable. Under our cashless exercise procedures, the stock was posted for sale by a broker and the receivable was subsequently settled.

     During the three month period ended March 31, 2005, we paid $331,313 in dividends by issuing 356,250 shares of common stock and we issued 29,100 shares of common stock to satisfy and record a $23,280 fee for a loan extension. Also, on March 30, 2005 one of our employees exercised 25,000 common stock options for $11,250, which was reflected as an account receivable. Under our cashless exercise procedures, the stock was posted for sale by a broker and the receivable was settled when the stock was sold. During the period we invested $23,006 in an oil and gas partnership by contributing our cost basis in undrilled oil and gas leases. In addition, we financed new field trucks for the $45,724 cost.

4. DERIVATIVE INSTRUMENTS

     In the past we have entered into, and may in the future enter into, certain derivative arrangements with respect to portions of our oil and natural gas production to reduce our sensitivity to volatile commodity prices. We believe that these derivative arrangements, although not free of risk, allow us to achieve a more predictable cash flow and to reduce exposure to price fluctuations. However, derivative arrangements limit the benefit to us of increases in the prices of crude oil and natural gas sales. Moreover, our derivative arrangements apply only to a portion of our production and provide only partial price protection against declines in price. Such arrangements may expose us to risk of financial loss in certain circumstances. We expect that the monthly volume of derivative arrangements will vary from time to time. We continuously reevaluate our price hedging program in light of increases in production, market conditions, commodity price forecasts, capital spending and debt service requirements. The following derivatives were in place at March 31, 2006.



                                                                                                      Fair Value
                  Crude Oil                      Volume/ Month         Average Price/ Unit            Liability
                  ---------                      -------------         -------------------       -------------------
         Apr 2006 - Dec 2006          Collar        9,000 Bbls     Floor $50.00-$59.00 Ceiling   $           863,748
         Jan 2007 - Dec 2007          Collar        3,000 Bbls     Floor $45.00-$59.45 Ceiling               444,867
                                                                                                 -------------------
                                                                                                 $         1,308,615
                                                                                                 ===================

                                                                                                      Fair Value
                 Natural Gas                     Volume/ Month         Average Price/ Unit        Asset (Liability)
                 -----------                     -------------         -------------------       ------------------
         Jan 2006 - Dec 2006          Collar     70,000 MMBTU       Floor $6.00-$8.25 Ceiling    $           220,647
         Jan 2007 - Dec 2007          Collar     20,000 MMBTU       Floor $6.00-$6.95 Ceiling
                                                                                                             510,628
                                                                                                 -------------------
                                                                                                 $           731,275
                                                                                                 ===================
         Total fair value                                                                        $         2,039,890
         Current portion
                                                                                                           1,297,640
                                                                                                 -------------------
         Noncurrent portion                                                                      $           742,250
                                                                                                 ===================

              We also had the following put options in place at March 31, 2006, for the months reflected.




               Crude Oil               Monthly Volume      Price per Bbl
               ---------               --------------      -------------
         Jan  2006 - Apr 2006            7,000 Bbls               $25.75
         May 2006 - Oct 2006             6,000 Bbls               $25.75
         Nov 2006 - Apr 2007             5,000 Bbls               $25.75

          The value of these put options was minimal.

          At the end of each reporting period we are required by SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," to record on our balance sheet the marked to market valuation of our derivative instruments. We recorded a net liability for derivative instruments at March 31, 2006 and December 31, 2005 of $2,039,890 and $3,148,170 respectively. As a result of these agreements, we recorded a non-cash increase in earnings, for unsettled contracts, of $1,108,280 for the three month period ended March 31, 2006 and a non-cash charge of $2,013,481 for the three month period ended March 31, 2005. The estimated change in fair value of the derivatives is reported in Other Income and Expense as unrealized (gain) loss on derivative instruments.

          For settled contracts, we realized losses, reflected as reductions in oil and gas revenues, of $164,400 and $656,550 for the three month periods ended March 31, 2006, and 2005, respectively.

5. STOCK BASED COMPENSATION

          In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004) "Share-Based Payment" ("SFAS No. 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair values beginning with the first interim period in fiscal year 2006. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition.

          The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective method in which compensation cost is recognized beginning with the effective date based: (a) on the requirements of SFAS No. 123R for all share-based payments granted after January 1,
          2006; and (b) on the requirements of SFAS No. 123 for all awards granted to employees prior to January 1, 2006 that remain unvested on January 1, 2006. Under our 2005 Stock Incentive Plan we had 22,400,000 unvested options outstanding at January 1, 2006 with authorization to issue an additional 4,600,000 under that plan. It is our policy to issue new shares for any options exercised. We use the Black-Scholes option pricing model to measure the fair value of stock options. For the unvested options the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized in our financial statements over the remaining vesting period. Prior to the adoption of SFAS No. 123R, we followed the intrinsic value method in accordance with APB 25 to account for employee stock-based compensation. Prior period financial statements have not been restated.

          The modified prospective method requires us to estimate forfeitures in calculating the expense related to stock-based compensation as opposed to recognizing forfeitures as they occur. All our unvested options at January 1, 2006 were held by our executive officers. As we have no prior history of executive officers forfeiting options, we do not believe any of these options will be forfeited prior to vesting.

          For options issued under our 2005 plan we recorded $726,299 in expense (included in general and administrative expense on the Statement of Operations) in the first quarter and estimate $14,054,333 will be expensed over the remaining vesting period of thirty six months. We assumed weighted average risk free interest rate of 4%, weighted average expected life of 6 years, weighted average expected volatility of 92.70% and no expected dividends.

         The following table summarizes stock option activity for the three months ended March 31, 2006:

                                                Number of          Weighted
                                                  Shares           Average
                                                Underlying         Exercise
                                                 Options             Price
                                             ----------------     -------------
         Outstanding at December 31, 2005          24,110,000        $  1.36
         Granted                                            -               -
         Exercised
                                                      (38,000)       $  (0.45)
         Expired                                            -               -
         Forfeited                                          -               -
                                                            -
                                             ----------------
         Outstanding at March 31, 2006             24,072,000        $   1.36
                                             ================
         Exercisable at March 31,2006               3,867,000        $   1.09
                                             ================


         The following table summarizes information about stock options outstanding at March 31, 2006:

                                              Weighted
                                              Average
           Exercise            Number         Remaining         Number
            Prices           Outstanding     Life (Years)     Exercisable
            ------           -----------     ------------     -----------
          $   0.45            1,262,000          2.9           1,027,000
          $   0.75              285,000          2.1             285,000
          $   0.83               65,000          0.1              65,000
          $   0.97            3,600,000          8.9             540,000
          $   1.16            2,066,333          9.0                   -
          $   1.25            5,400,000          8.9             810,000
          $   1.70           11,333,667          8.9           1,080,000
          $   1.81               60,000          2.0              60,000
                            -----------                      -----------
                             24,072,000          8.5           3,867,000
                            ===========                      ===========

         The following table reflects the impact of adopting SFAS No. 123R:


                                                               Three Months
                                                                  Ended
                                                              March 31, 2006
                                                              --------------
        Compensation expense related to stock options, net
           of tax of $275,994 and $54,549 respectively             $  450,305


        Basic earnings per share impact                                  0.01
        Diluted earnings per share impact                                0.00


6. FINANCING ACTIVITY

          On February 28, 2005, we sold in a private placement, 81,000 shares of our Series G Preferred Stock to OCM GW Holdings, LLC ("OCMGW") for an aggregate offering price of $40.5 million. GulfWest Oil and Gas Company, ("GWOG") a then subsidiary of the Company, issued, in a private placement, 2,000 shares of our Series A Preferred Stock, having a liquidation preference of $1.0 million, to OCMGW for $1.5 million. Net proceeds of the offerings of approximately $38 million after expenses were used for the repayment of substantially all of our outstanding debt and other past due liabilities and for general corporate purposes.

          The Series G Preferred Stock bears a coupon of 8% per year, has an aggregate liquidation preference of $40.5 million, is convertible into Common Stock at $0.90 per share and is senior to all of our capital stock. For the first four years after issuance, we may defer the payment of dividends on the Series G Preferred Stock and these deferred dividends will also be convertible into our Common Stock at $0.90 per share. In addition, the Series G Preferred Stock is entitled to nominate and elect a majority of the members of the Board of Directors of Crimson.

          In connection with these transactions, the terms of the Series A Preferred Stock were amended such that by March 15, 2005, all such stock would either convert into a newly created Series H Preferred Stock on a one for one basis or into Common Stock at a conversion price of $0.35 per share. The Series H Preferred Stock is required to be paid a dividend of 40 shares of Common Stock per share of Series H Preferred Stock per year. In addition, the Series H Preferred Stock is convertible into Common Stock at a conversion price of $0.35 per share. At March 15, 2005, holders of 6,700 shares of Series A Preferred Stock converted to Series H Preferred Stock and holders of 3,250 shares of Series A Preferred Stock converted to an aggregate 4,642,859 shares of Common Stock. Subsequently in 2005, holders of Series H Preferred Stock converted 1,450 of their shares into 2,071,429 shares of Common Stock. The outstanding Series H Preferred Stock has an aggregate liquidation preference of $2.625 million. The Series H Preferred Stock is senior to all of our capital stock other than Series G Preferred Stock.

          In addition, we amended the terms of our 9,000 shares of Series E Preferred Stock such that the coupon of 6% per year may be deferred for the next four years and these deferred dividends will be convertible into Common Stock at a conversion price of $0.90 per share. The original liquidation preference of the Series E Preferred Stock of $500 per share remains convertible into Common Stock at $2.00 per share. The Series E Preferred Stock has an aggregate liquidation preference of $4.5 million, and is senior to all of our Common Stock, of equal preference with our Series D Preferred Stock as to liquidation and junior to our Series G and Series H Preferred Stock.

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

          Advances under the facility will be in the form of either base rate loans or Eurodollar loans. The interest rate on the base rate loans fluctuates based upon the higher of (1) the lender's "prime rate" and
          (2) the Federal Funds rate, plus a margin of 0.50%, plus a margin of between 0.0% and 0.5% depending on the percent of the borrowing base utilized at the time of the credit extension. The interest rate on the Eurodollar loans fluctuates based upon the rate at which Eurodollar deposits in the London Interbank market ("Libor") are quoted for the maturity selected, plus a margin of 1.25% to 2.00% depending on the percent of the borrowing base utilized at the time of the credit extension. Eurodollar loans of one, three and nine months may be selected by us. A commitment fee of 0.375% on the unused portion of the borrowing base will accrue, and be payable quarterly in arrears. Our interest rate at March 31, 2006 was the prime rate of 7.75%.

          The credit agreement includes usual and customary affirmative covenants for credit facilities of this type and size, as well as customary negative covenants, including, among others, limitation on liens, hedging, mergers, asset sales or dispositions, payments of dividends, incurrence of additional indebtedness, certain leases and investments outside of the ordinary course of business. The credit agreement also requires us to maintain a ratio of current assets to current liabilities, except that any availability under the borrowing base will be considered as an addition to current assets, and any current assets or liabilities resulting from hedging agreements will be excluded, of at least 1.0 to 1.0, an interest coverage ratio of EBITDAX (earnings before interest, taxes, depreciation and amortization and exploration expense) to cash interest expense of 3.0 to 1.0 and a tangible net worth of at least $45 million, subject to adjustment based on future results of operations and any sales of equity securities. EBITDAX and tangible net worth are calculated without consideration of unrealized gains and losses related to stock derivatives accounted for under variable accounting rules or mark to market adjustments for commodity hedges. At March 31, 2006 we were in compliance with the aforementioned financial covenants.


7. OIL AND GAS PROPERTIES

          On March 20, 2006 we purchased a 100% working interest (75% net revenue interest) in leases on approximately 22,000 undeveloped acres in Culberson County Texas. The acreage, believed to contain producible reserves in the Barnett Shale and Atoka formations, was acquired through our acquisition, by merger, of Core Natural Resources, Inc. ("Core"), a privately-held entity that was incorporated solely to hold the leases acquired by us. Pursuant to the merger agreement, each issued and outstanding share of common stock of Core was converted into the right to receive (i) 5.39270725 shares of the common stock, par value $.001 per share, of the Company (the "Stock Consideration") and (ii) cash in an amount determined by dividing $706,123.25 by
          600,000 (the "Cash Consideration," and, together with the Stock Consideration, the "Merger Consideration"). Pursuant to the merger agreement, we assumed $2,045,258 of Core indebtedness that was paid off at the closing of the merger. The cash paid at closing was funded from cash on hand and temporary borrowings under our credit facility. At closing of the merger agreement, 600,000 shares of Core Common Stock were issued and outstanding. We issued 3,235,624 shares of our common stock as the Stock Consideration. In a separate transaction, the Company also issued an additional 462,231 shares of common stock of the Company to a Core stockholder as consideration for the assignment of a 2% overriding royalty interest owned by that stockholder in the oil and gas leases of Core (giving us a total 77% net revenue interest). All stock issued in conjunction with these transactions is restricted stock subject to resale limitations under Rule 144 of the Securities Act of 1933. Core stockholders were also granted certain limited piggyback registration rights that will expire one year from the closing.

          As a result of this transaction we recorded a $1,644,721 deferred tax liability related to the difference in the fair market value of the assets acquired and their underlying tax basis.

8. DEFERRED TAXES

          Our deferred tax asset decreased by approximately $2.2 million during the quarter. The major components of the decrease were $.5 million from the utilization of net operating loss carryforwards and the recording of the $1.6 million deferred tax liability related to the Core merger.

          Deferred tax assets are shown net of a $3.1 million valuation allowance. The valuation allowance was recorded because we expect we will not be able to use net operating loss carryforwards of approximately $9.1 million due to the limitations of Internal Revenue Code Section 382.

9. PREFERRED STOCK

          Dividends on all classes of our preferred stock are cumulative until declared as payable by our Board of Directors. Our Series E Preferred Stock accumulates at 6% per annum payable in cash, Series G Preferred Stock accumulates at 8% per annum payable in cash and Series H Preferred Stock accumulates at 40 shares of our common stock per share of the Series H Preferred Stock per annum, payable quarterly as declared. Our Series D Preferred Stock bears no dividends.

          The following table sets forth the accumulated value of undeclared dividends of our preferred stock at March 31, 2006.

      Series E Preferred Stock                              $         293,671
      Series G Preferred Stock                                      3,524,055
      Series H Preferred Stock                                         41,998
                                                            -----------------
                                                            $       3,859,724
                                                            =================

          The Series E and Series G dividends are convertible to our common stock at $.90 per common share. The Series H Preferred Stock has no conversion feature for unpaid dividends. These dividends call for payment of 10 common shares per quarter for each preferred share. Payments on the Series H are current.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Overview.
          We are primarily engaged in the acquisition, development, exploitation and production of crude oil and natural gas, primarily in the onshore producing regions of the United States. Our focus is on increasing production from our existing properties through further exploitation, development and exploration, and on acquiring additional interests in undeveloped crude oil and natural gas properties. Our gross revenues are derived from the following sources:

          1.   Oil and gas sales  that are  proceeds  from the sale of crude oil
               and  natural  gas  production  to  midstream   purchasers.   This
               represents over 99% of our gross revenues.

          2. Operating overhead and other income that consists of administrative fees received for operating crude oil and natural gas properties for other working interest owners, and for marketing and transporting natural gas for those owners. This also includes earnings from other miscellaneous activities.

          The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in this quarterly report on Form 10-Q and with the consolidated financial statements, notes and management's discussion and analysis reported on our 2005 Form 10-K. Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties. We caution that a number of factors could cause future production, revenues and expenses to differ materially from our expectations. For a discussion on risk factors affecting our business, see the information in ITEM 1. A in our 2005 Annual Report on From 10-K.

          Comparative results of operations for the periods indicated are discussed below.

          Three-Month Period Ended March 31, 2006 compared to Three Month Period Ended March 31, 2005.

          Revenues

          Oil and Gas Sales. During the 2006 first quarter, revenues from the sale of crude oil and natural gas, net of realized losses from our hedging instruments, were $5,113,000, up 41% from $3,634,000 in 2005. Losses realized on our hedges during the 2006 quarter were $134,000 for oil and $30,000 for gas, compared to $535,000 for oil and $121,000 for gas in the 2005 quarter. The significant increase in revenues was due to higher crude oil and natural gas prices.

          Our first quarter 2006 sales volumes were 45,846 barrels of crude oil and 317,606 mcf of natural gas, or 592,682 natural gas equivalents
          (mcfe) compared to 44,708 barrels of crude oil and 344,015 mcf of natural gas, or 612,263 mcfe in the first quarter of 2005. On a daily basis we produced an average of 6,600 mcfe in the first quarter of 2006 compared to a daily average of 6,800 mcfe in the 2005 quarter. The lower volumes were primarily due to curtailed production of 1,000 mcfepd at our Cameron Parish fields as we worked to finish repairs from the effects of Hurricane Rita. These repairs were completed at the end of April.

          Oil and gas prices are reported net of the realized effect of our hedging agreements. Prices realized in the first quarter of 2006 were $58.11 per bbl and $7.71 per mcf compared to $35.84 per bbl and $5.91 per mcf in the first quarter of 2005. Prices before the effects of the hedging agreements were $61.04 per bbl and $7.81 per Mcf in the first quarter of 2006 compared to $47.82 per bbl and $6.26 per mcf in the first quarter of 2005.

          Costs and Expenses

          Lease Operating Expenses. Lease operating expenses for the first quarter of 2006 were $1,579,000, an increase of 13% from $1,401,000 in 2005. The increase was due to higher production taxes from higher revenues and general increases in the price of industry services.

          On a per unit basis, expenses increased from $ 2.29 per mcfe in 2005 to $2.66 per mcfe in 2006, due primarily to the higher rental costs and water disposal costs and the production shut-in due to the hurricane.

          Depreciation, Depletion and Amortization (DD&A). DD&A expense for the first quarter of 2006 was $754,000 compared to expense of $656,000 for the prior year quarter, due to the increase in the DD&A rate per unit from $1.07 per mcfe in 2005 to $1.27 per mcfe in 2006.

          General and Administrative (G&A) Expenses. Our G&A expenses were $1,724,000 in the 2006 quarter compared to $618,000 in 2005 due to additions to our management team to carry out our post recapitalization growth strategy and stock option expense of $726,000 related to our adoption of SFAS 123R. On a per unit basis, and exclusive of the non-cash SFAS 123R expense, and the employee bonuses, expenses increased from $1.01 per mcfe in 2005 to $1.64 per mcfe in 2006.

          Interest Expense. Interest expense decreased 99% from $1,199,000 in 2005 to $10,000 in 2006, primarily due to the retirement of debt associated with our February 2005 recapitalization.

          Geological and Geophysical Expense (G&G). G&G expense was $9,000 in 2006. No G&G costs were incurred in 2005 as we focused our capital program on the development of our proved reserves.

          Dry  Holes,   Abandonment   Costs  and  Impaired  Assets.   Dry  hole,
          abandonment and impairment expense was minimal in the 2006 and 2005 quarters.

          Debt Issuance Costs. Debt issuance costs were $45,000 in 2006 compared with $1,905,000 in 2005. The expense in 2006 was comprised primarily of the amortization of capitalized costs associated with the revolving credit facility we entered into in July 2005 and fees related to the unused portion of the borrowing base of the credit facility. Costs in 2005 included the writeoff of previously capitalized debt issuance costs associated with previous financings that were repaid with proceeds from the sale of the Series G Preferred Stock in February 2005.

          Unrealized (Gain)/Loss on Derivative Instruments. Unrealized gain or loss on derivative instruments is the change during the quarter in the mark-to-market exposure under our commodity price hedging instruments. This non-cash increase in earnings for 2006 was $1,108,000 compared with a non-cash expense of $2,013,000 for the 2005 quarter. This expense will vary period to period, and will be a function of the hedges in place, and the strike prices of those hedges, at each balance sheet date.

          Income Tax. Our net income before taxes was $2,100,000 for the 2006 quarter. After adjusting for permanent tax differences, we recorded $727,000 in income tax expense. We reported a net loss before taxes of $4,162,000 for the 2005 quarter resulting in an income tax benefit of $1,388,000.

          Dividends on Preferred Stock. Dividends on preferred stock were $897,000 in 2006 compared with $773,000 in 2005. Dividends in 2006 included $799,000 on the Series G Preferred Stock, $31,000 on the Series H Preferred Stock and $67,000 on the Series E Preferred Stock. Dividends on preferred stock for 2005 included $284,000 on the Series G Preferred Stock, $26,000 on the Series H Preferred Stock, $24,000 on the Series E Preferred Stock and $439,000 for the other series of preferred stock previously issued by the Company and/or its subsidiaries and retired as part of the February 28, 2005 recapitalization.

          Financial Condition and Capital Resources

          At March 31, 2006, our current liabilities exceeded our current assets by $1,981,278, while at December 31, 2005 our current liabilities exceeded our current assets by $1,030,657. At March 31, 2006 we had $17,960,497 available on our revolving line of credit. During the quarter, we generated $2,742,910 in cash flow from operations. We believe cash flow, along with temporary borrowings under our revolver, will be sufficient to fund our daily operations, debt service and planned capital development program in 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The following market rate disclosures should be read in conjunction with the quantitative disclosures about market risk contained in our 2005 Annual Report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

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

          Interest Rate Risk

          We are exposed to interest rate risk on debt with variable interest rates. At March 31, 2006, we carried variable rate debt of $2,039,503. Assuming a one percentage point change in interest rates on variable rate debt outstanding at March 31, 2006, the annual pretax results of operations would change by $20,395.

          Commodity Price Risk

          We hedge a portion of price risk associated with our oil and natural gas sales through contractual arrangements which are classified as derivative instruments. As of March 31,2006, these derivative instruments had an estimated fair value liability of $2,039,890. A hypothetical change in oil and gas prices could have an effect on oil and gas futures prices, which are used to estimate the fair value of our derivative instruments. Considering the highly volatile nature of energy commodity prices in the near and long term consideration of attributes impacting them, it is not practicable to estimate the resultant change.

ITEM 4. CONTROLS AND PROCEDURES

          As of March 31, 2006, our President and Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 (b) under the Securities Exchange Act of 1934, as amended ("the Exchange Act"). Based upon this evaluation, they concluded that, subject to the limitations described below, the Company's disclosure controls and procedures offer reasonable assurance that the information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission.

          During the period covered by this report, there has been no change in the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, these controls.

          Limitations on the Effectiveness of Controls. Our management, including the President and Chief Executive Officer and the Chief
          Financial Officer, does not expect that the Company's disclosure controls and procedures will prevent all error and all fraud. A well conceived and operated control system is based in part upon certain assumptions about the likelihood of future events and can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2006.

                           PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          On February 28, 2006, our board of directors approved restricted stock awards representing 262,334 shares of our Common Stock to our executive officers for services performed during fiscal year 2005. We believe that the issuances described in this Item would be private placements exempt under Section 4(2) of the Securities Act of 1933 due to the nature of each transaction, the relationship of such investors with us and their knowledge of the company.

ITEM 6. EXHIBITS.



Number   Description
------   -----------
2.1 Agreement and Plan of Merger, dated March 14, 2006, among Crimson Exploration Inc., Exploration Operating, Inc., Core Natural Resources, Inc. and its stockholders. (Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2005, File No. 000-21644 filed with the Commission on March 31, 2006.)

4.1 Registration Rights Agreement, dated March 20, 2006, among Crimson Exploration Inc. and the stockholders of Core Natural Resources, Inc. (Previously filed with our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005, File No. 000-21644 initially filed with the Commission on March 31, 2006.)

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



                  CRIMSON EXPLORATION INC.
                  (Registrant)



Date: May 15, 2006

                  By: /s/ Allan D. Keel
                  -------------------------------------------------
                  Allan D. Keel
                  President and Chief Executive Officer

Date: May 15, 2006

                  By: /s/ E. Joseph Grady
                  -------------------------------------------------
                  E. Joseph Grady
                  Senior Vice President and Chief Financial Officer