Form 10-K/A
period 2005-12-31
CRIMSON EXPLORATION INC.
filed 2006-06-09
CIK 813779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 2)

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

                                EXPLANATORY NOTE

       The purpose of this Amendment No. 2 on Form 10-K/A to the Crimson Exploration Inc. Annual Report on Form 10-K for the year ended December 31, 2005 (the "Original Filing") is to file a corrected Exhibit 23.2 to replace Exhibit
23.2 that was mistakenly filed as part of Amendment No. 1 on Form 10-K/A. No other changes have been made to the Original Filing.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               CRIMSON EXPLORATION INC.

Date:  June 8, 2006                            By:  /s/ Allan D. Keel
                                                  ------------------------------
                                                    Allan D. Keel, President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant, and in the capacities and on the dates indicated.


         Signature                          Title                      Date
---------------------------  -----------------------------------  --------------


/s/ Allan D. Keel            President, Chief Executive Officer    June 8, 2006
-----------------            and Director
Allan D. Keel


/s/ E. Joseph Grady          Senior Vice President and             June 8, 2006
-------------------          Chief Financial Officer
E. Joseph Grady


/s/ Richard L. Creel         Vice President Finance and            June 8, 2006
--------------------         Chief Accounting Officer
Richard L. Creel


/s/ Skardon F. Baker*        Director                              June 8, 2006
--------------------
Skardon F. Baker


/s/ B. James Ford*           Director                              June 8, 2006
-----------------
B. James Ford


/s/ Lon Mc Cain*             Director                              June 8, 2006
---------------
Lon Mc Cain


/s/ Lee B. Backsen*          Director                              June 8, 2006
------------------
Lee B. Backsen


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

     4.11** Registration Rights Agreement, dated March 20, 2006, among Crimson Exploration Inc. and the stockholders of Core Natural Resources, Inc.

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

     10.6**         Form of 2005 Stock Incentive Plan Stock Option Agreement.

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

     10.24 First Amendment to Credit Agreement, dated as of March 6, 2006, among Crimson Exploration, Inc., Crimson Exploration Operating, Inc., LTW Pipeline Co., and Wells Fargo Bank, National Association.

     21.1**         Subsidiaries of the Registrant.

     23.1**         Consent of Grant Thornton LLP.

     23.2*          Consent of Weaver and Tidwell, L.L.P.

     25             Power of Attorney.

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