Form 10-K/A
period 2005-12-31
CRIMSON EXPLORATION INC.
filed 2006-07-18
CIK 813779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 3)

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

                                EXPLANATORY NOTE

We are filing this Amendment No. 3 on Form 10-K/A to the Crimson Exploration Inc. Annual Report on Form 10-K for the year ended December 31, 2005 to amend and restate Part II, Item 9A, in response to comments received by the Company from the Commission's Staff pursuant to its review of the Company's post-effective amendment no. 3 to its Registration Statement on Form S-1 (Reg. No. 333-116048).

The following item is included in this amendment:

Part II - Item 9A.  Controls and Procedures

In addition, this amendment includes the following exhibits:

Exhibit 31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

This Amendment No.3 on Form 10-K/A does not reflect events occurring after the filing of our Annual Report on Form 10-K on March 31, 2006, the filing of Amendment No.1 on Form 10-K/A on April 27, 2006 and the filing of Amendment No.2 on Form 10-K/A on June 9, 2006 or include, or otherwise modify or update, the disclosure contained therein in any way except as expressly indicated above.

                                     PART II

ITEM 9A. Controls and Procedures.

Our president and chief executive officer and our chief financial officer have concluded, based on their evaluation as of the end of the period covered by this Form 10-K, that our disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that our disclosure controls and procedures are effective to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our president and chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the period covered by this report, there has been no change in our internal controls over financial reporting that materially affected, or is reasonably likely to material affect, these controls.

                                     PART IV

ITEM 15. Exhibits.

Number         Description
------         -----------

31.1* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32* Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    CRIMSON EXPLORATION INC.

Date: July 17, 2006                                 By /s/ Allan D. Keel
                                                       -------------------------
                                                       Allan D. Keel, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant, and in the capacities and on the dates indicated.

             Signature                         Title                    Date
             ---------                         -----                    ----

/s/ Allan D. Keel                  President, Chief Executive      July 17, 2006
--------------------------------   Officer and Director
Allan D. Keel

/s/ E. Joseph Grady                Senior Vice President and Chief July 17, 2006
--------------------------------   Financial Officer
E. Joseph Grady

/s/ Richard L. Creel               Vice President Finance and      July 17, 2006
--------------------------------   Chief Accounting Officer
Richard L. Creel

*                                  Director                        July 17, 2006
--------------------------------
Skardon F. Baker

*                                  Director                        July 17, 2006
--------------------------------
B. James Ford

*                                  Director                        July 17, 2006
--------------------------------
Lon McCain

*                                  Director                        July 17, 2006
--------------------------------
Lee S. Backsen

/s/ Allan D. Keel
--------------------------------
Allan D. Keel, Attorney-in-Fact
pursuant to a power of attorney
previously granted