Form 10-Q/A
period 2006-03-31
CRIMSON EXPLORATION INC.
filed 2006-07-18
CIK 813779

FORM 10-Q/A
                                (Amendment No. 1)

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

                        Commission file number 000-21644

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

                              Yes _X_   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of "accelerated filer and "large accelerated filer" in Rule 12b-2 of the Exchange Act). Large Accelerated Filer ___ Accelerated Filer ___ Non-Accelerated Filer _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, May 10, 2006, was 33,103,829 shares of Common Stock, $.001 par value.

                                EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to the Crimson Exploration Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 to amend and restate Part I, Item 4, in response to comments received by the Company from the Commission's Staff pursuant to its review of the Company's post-effective amendment no. 3 to its Registration Statement on Form S-1 (Reg. No. 333-116048).

The following item is included in this amendment:

Part I - Item 4.  Controls and Procedures

In addition, this amendment includes the following exhibits:

Exhibit 31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

This Amendment No.1 on Form 10-Q/A does not reflect events occurring after the filing of our original Quarterly Report on Form 10-Q on May 15, 2006 or include, or otherwise modify or update, the disclosure contained therein in any way except as expressly indicated above.

                          PART I. FINANCIAL INFORMATION

ITEM 4.      CONTROLS AND PROCEDURES.
-------      ------------------------

Our president and chief executive officer and our chief financial officer have concluded, based on their evaluation as of the end of the period covered by this Form 10-Q, that our disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that our disclosure controls and procedures are effective to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our president and chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the period covered by this report, there has been no change in our internal controls over financial reporting that materially affected, or is reasonably likely to material affect, these controls.

                           PART II. OTHER INFORMATION

ITEM 6.      EXHIBITS.
-------      ---------

 Number    Description
 ------    -----------

 31.1* Certification of Chief Executive Officer pursuant to Exchange Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2* Certification of Chief Financial Officer pursuant to Exchange Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32* Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           CRIMSON EXPLORATION INC.
                                           (Registrant)



Date: July 17, 2006                  By:   /s/  Allan D. Keel
                                           -------------------------------------
                                           Allan D. Keel
                                           President and Chief Executive Officer


Date: July 17, 2006                  By:   /s/  E. Joseph Grady
                                           -------------------------------------
                                           E. Joseph Grady
                                           Senior Vice President and Chief
                                           Financial Officer