Form 10-Q
period 2006-06-30
CRIMSON EXPLORATION INC.
filed 2006-08-14
CIK 813779

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                 Yes _X_ No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of "accelerated filer and "large accelerated filer" in Rule 12b-2 of the Exchange Act).

   Large Accelerated Filer ___ Accelerated Filer___ Non-Accelerated Filer _X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, August 10, 2006 was 33,152,832 shares of Common Stock, $.001 par value.

                                    FORM 10-Q


                            CRIMSON EXPLORATION INC.

                         FORM 10-Q FOR THE QUARTER ENDED
                                  JUNE 30, 2006



                                                                                  Page of
                                                                                  Form 10-Q

Part I:  Financial Statements

         Item 1.  Financial Statements
                    Consolidated Balance Sheets as of June 30, 2006
                       and December 31, 2005                                          3
                    Consolidated Statements of Operations for the Three Months and
                       Six Months Ended June 30, 2006 and 2005                        5
                    Consolidated Statement of Stockholders' Equity for the Six
                       Months Ended June 30, 2006                                     6
                    Consolidated Statements of Cash Flows for the Six
                       Months Ended June 30, 2006 and 2005                            7
                    Notes to Consolidated Financial Statements                        8

         Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                                    15

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk         19

         Item 4.  Controls and Procedures                                            20

Part II: Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders                20

         Item 6.  Exhibits                                                           22

Signatures                                                                           23

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                            CRIMSON EXPLORATION INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                     June 30,      December 31,
                                                                       2006           2005
                                                                   ------------    -----------

CURRENT ASSETS
     Cash and cash equivalents                                     $     33,795    $    474,393
     Accounts receivable - trade, net of allowance
         for doubtful accounts of $30,674 in 2006 and 2005            2,536,044       3,498,488
     Prepaid expenses                                                   377,578         249,424
     Deferred tax asset, net                                          1,126,943       1,602,773
                                                                   ------------    ------------
               Total current assets                                   4,074,360       5,825,078
                                                                   ------------    ------------



PROPERTY AND EQUIPMENT
     Oil and gas properties, using the successful efforts
        method of accounting                                         77,926,403      65,598,691
     Other property and equipment                                     1,637,093       1,560,464
      Less accumulated depreciation, depletion and
        amortization                                                (14,609,904)    (12,936,096)
                                                                   ------------    ------------
     Net oil and gas properties and other property and equipment     64,953,592      54,223,059
                                                                   ------------    ------------



OTHER ASSETS
     Deposits                                                            49,502          49,502
     Investments                                                           --           225,689
     Debt issuance cost, net                                            220,271         274,214
     Deferred tax asset, net                                            439,725       2,517,407
                                                                   ------------    ------------
               Total other assets                                       709,498       3,066,812
                                                                   ------------    ------------
TOTAL ASSETS                                                       $ 69,737,450    $ 63,114,949
                                                                   ============    ============

              The Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                            CRIMSON EXPLORATION INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                June 30,      December 31,
                                                  2006            2005
                                              ------------    ------------
CURRENT LIABILITIES
     Notes payable                            $     40,300    $     40,300
     Current portion of long-term debt              81,892          80,883
     Accounts payable - trade                    4,591,369       4,107,441
     Accrued expenses                              330,999         487,453
     Income taxes payable                           18,919          31,075
     Derivative instruments                      1,295,877       2,108,583
                                              ------------    ------------
               Total current liabilities         6,359,356       6,855,735
                                              ------------    ------------
NONCURRENT LIABILITIES
     Long-term debt, net of current portion      2,512,197       1,103,232
     Asset retirement obligations                1,353,121       1,311,133
     Derivative instruments                        575,346       1,039,587
                                              ------------    ------------
               Total noncurrent liabilities      4,440,664       3,453,952
                                              ------------    ------------
               Total liabilities                10,800,020      10,309,687
                                              ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock                                 1,033           1,033
     Common stock                                   33,127          28,991
     Additional paid-in capital                 77,485,309      72,851,626
     Retained deficit                          (18,582,039)    (20,076,388)
                                              ------------    ------------
               Total stockholders' equity       58,937,430      52,805,262
                                              ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 69,737,450    $ 63,114,949
                                              ============    ============

              The Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                            CRIMSON EXPLORATION INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Three Months                    Six Months
                                                              Ending June 30,                Ending June 30,
                                                          2006            2005            2006              2005
                                                      ------------    ------------    ------------    ------------
OPERATING REVENUES
  Oil and gas sales                                   $  5,150,063    $  4,367,751    $ 10,263,560    $  8,001,911
  Operating overhead and other income                       30,130          25,289          56,282          55,462
                                                      ------------    ------------    ------------    ------------
         Total Operating Revenues                        5,180,193       4,393,040      10,319,842       8,057,373
                                                      ------------    ------------    ------------    ------------
OPERATING EXPENSES
  Lease operating expenses                               1,710,081       1,364,998       3,289,401       2,765,862
  Geological and geophysical                                47,141            --            55,918            --
  Depreciation, depletion and amortization                 919,431         835,231       1,673,807       1,491,009
  Dry holes, abandoned property and impaired assets          8,036         389,183          12,422         391,339
  Asset retirement obligations                              20,994          19,161          41,988          38,322
  General  and administrative                            2,141,074         934,902       3,864,737       1,553,129
                                                      ------------    ------------    ------------    ------------
         Total Operating Expenses                        4,846,757       3,543,475       8,938,273       6,239,661
                                                      ------------    ------------    ------------    ------------
INCOME FROM OPERATIONS                                     333,436         849,565       1,381,569       1,817,712
                                                      ------------    ------------    ------------    ------------
OTHER INCOME AND EXPENSE
  Interest expense                                         (55,878)        (18,099)        (65,800)     (1,216,600)
  Financing cost                                           (43,447)         (5,000)        (88,564)     (1,910,159)
  Loss from equity in investments                             --           (36,159)         (1,843)        (36,159)
  Loss on sale of assets                                      --           (25,894)           --           (38,916)
  Unrealized gain (loss) on derivative instruments         168,667         618,775       1,276,947      (1,394,706)
                                                      ------------    ------------    ------------    ------------
          Total Other Income and (Expense)                  69,342         533,623       1,120,740      (4,596,540)
                                                      ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES                          402,778       1,383,188       2,502,309      (2,778,828)

INCOME TAX  (EXPENSE) BENEFIT                             (200,913)       (537,889)       (927,635)        849,802
                                                      ------------    ------------    ------------    ------------
NET INCOME (LOSS)                                          201,865         845,299       1,574,674      (1,929,026)

DIVIDENDS ON PREFERRED STOCK
   (Paid 2006 -$80,325; 2005 - $1,031,504 )               (915,695)       (924,661)     (1,812,273)     (1,697,781)
                                                      ------------    ------------    ------------    ------------
NET LOSS AVAILABE TO COMMON SHAREHOLDERS
                                                      $   (713,830)   $    (79,362)   $   (237,599)   $ (3,626,807)
                                                      ============    ============    ============    ============
NET LOSS PER SHARE,
   BASIC                                              $      (0.02)   $      (0.00)   $      (0.01)   $      (0.15)
                                                      ============    ============    ============    ============
   DILUTED                                            $      (0.02)   $      (0.00)   $      (0.01)   $      (0.15)
                                                      ============    ============    ============    ============
WEIGHTED  AVERAGE  SHARES  OUTSTANDING,
    BASIC                                               33,096,508      28,605,014      31,348,217      24,513,945
                                                      ============    ============    ============    ============
    DILUTED                                             33,096,508      28,605,014      31,348,217      24,513,945
                                                      ============    ============    ============    ============




               The Notes to Consolidated Financial Statements are
                      an integral part of these statements

                            CRIMSON EXPLORATION INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2006
                                   (UNAUDITED)


                                   NUMBER OF SHARES
                             ---------------------------   ADDITIONAL
                              PREFERRED       COMMON        PREFERRED       COMMON         PAID-IN       RETAINED
                                STOCK          STOCK          STOCK          STOCK         CAPITAL       DEFICIT
                             ------------   ------------   ------------   ------------   ------------  -------------
BALANCE DECEMBER  31, 2005        103,250     28,990,643    $     1,033   $     28,991   $ 72,851,626  $(20,076,388)

Share Based Compensation             --          262,334           --              262      1,788,869           --
Dividends paid on
Preferred H                          --          105,000           --              105         80,220        (80,325)

Stock options exercised              --           71,000           --               71         31,879           --
Acquisition of oil and
gas leases                           --        3,697,855           --            3,698      2,732,715           --

Current period income                --             --             --             --             --        1,574,674
                             ------------   ------------   ------------   ------------   ------------  -------------
BALANCE JUNE 30, 2006             103,250     33,126,832          1,033   $     33,127   $ 77,485,309  $ (18,582,039)
                             ============   ============   ============   ============   ============  =============





              The Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                            CRIMSON EXPLORATION INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Six Months Ended June 30,
                                                                           -----------------------------
                                                                               2006             2005
                                                                           ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                     $  1,574,674    $ (1,929,026)
     Adjustments to reconcile  net income  (loss) to
          net cash  provided by (used
          in) operating activities:
               Depreciation, depletion and amortization                       1,673,807       1,491,009
               Asset retirement obligations                                      41,988          38,322
               Stock  compensation                                            1,744,261          49,669
               Debt issuance cost                                                53,943       1,779,596
               Discount on note payable                                            --           502,120
               Deferred tax expense (benefit)                                   908,791        (849,802)
               Income tax payable                                               (12,156)           --
               Loss on sale of assets                                              --            38,915
               Loss from equity in investments                                    1,843          36,159
               Dry holes, abandoned property, impaired assets                     4,386            --
               Unrealized (gain) loss on derivative instruments              (1,276,947)      1,394,706
               Changes in operating assets and liabilities
                  (Increase) decrease in accounts receivable- trade, net        672,850      (1,010,646)
                  Increase in prepaid expenses                                 (128,154)        (92,212)
                  Increase  (decrease)  in  accounts  payable
                       and accrued expenses                                     372,344      (1,979,197)
                                                                           ------------    ------------
                  Net cash provided by (used in)
                              operating activities                            5,631,630        (530,387)
                                                                           ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of property and equipment                                 --           101,491
      Capital expenditures                                                   (7,514,152)     (6,431,925)
                                                                           ------------    ------------
                         Net cash used in investing activities               (7,514,152)     (6,330,434)
                                                                           ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of preferred stock, net                                    --        38,212,517
     Proceeds from common stock options and warrants exercised                   31,950             200
     Payments on debt                                                           (15,134)    (31,815,988)
     Proceeds from debt issuance                                                   --         1,820,000
     Net draws under revolver                                                 1,425,108            --
     Debt Issuance cost                                                            --            (2,640)
     Dividends paid                                                                --          (681,341)
                                                                           ------------    ------------
                         Net cash provided by financing activities            1,441,924       7,532,748
                                                                           ------------    ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (440,598)        671,927

CASH AND CASH EQUIVALENTS,
     Beginning of  year                                                         474,393         411,377
                                                                           ------------    ------------
CASH AND CASH EQUIVALENTS,
     End of year                                                           $     33,795    $  1,083,304
                                                                           ============    ============

CASH PAID FOR INTEREST                                                     $     50,728    $  1,917,269
                                                                           ============    ============

              The Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                    CRIMSON EXPLORATION INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2006 AND 2005
                                   (UNAUDITED)
1. BASIS OF PRESENTATION

         During interim periods, we follow the accounting policies set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report when reviewing interim financial results.

         The accompanying financial statements include the Company and its wholly-owned subsidiaries: Crimson Exploration Operating, Inc., formed January 5, 2006, and LTW Pipeline Co., formed April 19, 1999. All material intercompany transactions and balances are eliminated upon consolidation. Certain reclassifications were made with previously reported amounts to make them consistent with the current presentation format.

         On January 5, 2006 we formed Crimson Exploration Operating, Inc., a Delaware corporation, as our wholly owned subsidiary through which all oil and gas operations will be conducted. Effective March 2, 2006, we merged all of our previous subsidiaries, with the exception of LTW Pipeline Co., into this newly formed corporation. LTW Pipeline Co. remains an inactive subsidiary of Crimson Exploration Inc.

         In management's opinion, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations, and the cash flows of Crimson Exploration Inc. for the interim periods.

2. STOCKHOLDERS' EQUITY

         On March 20, 2006, we issued a total of 3,235,624 shares of unregistered common stock as partial consideration for the acquisition, by merger, of Core Natural Resources, Inc. ("Core"), and an additional 462,231 shares to a Core shareholder for a 2% overriding royalty interest owned by him in the Core leasehold interests. The stock was valued at $0.74 per share, the closing market price of the stock on the day preceding the closing of the merger. The stock issued is restricted stock subject to resale limitations under Rule 144 of the Securities Act of 1933. Holders of the restricted stock were also granted limited piggyback registration rights that expire one year after the closing of the merger.

         Effective March 1, 2006, we issued 262,334 shares of unregistered, restricted common stock to members of our management in lieu of cash performance bonuses for calendar year 2005. The restricted stock vests one year after the date of grant, and should a recipient's employment with us terminate prior to that date, entitlement to the stock is forfeited. The stock was valued at $0.75 per share on the grant date, the closing market price of the stock on the date of grant. Upon vesting, this restricted stock will also be subject to resale limitations under Rule 144 of the Securities Act of 1933.

3. NON-CASH INVESTING AND FINANCING ACTIVITIES

         During the six month period ended June 30, 2006 we issued 3,235,624 shares of common stock, valued at $2,394,362, as partial consideration for the acquisition of oil and gas leases via merger with Core Natural Resources, Inc. As a result of this transaction we also increased the book value of oil and gas leases by recording a $1,644,721 deferred tax liability related to the difference in the fair market value of the assets acquired and their underlying tax basis. Related to this transaction, we also acquired a 2% overiding royalty interest in that leasehold acreage by issuing 462,231 shares of common stock valued at $342,051. In a separate transaction, we recorded an increase in oil and gas leases of $513,440 through the exchange of a $289,594 account receivable and through the reclassification of a $223,846 investment in a partnership upon distribution of assets by that partnership. We also paid dividends to the holders of Series H Preferred Stock by issuing 105,000 shares of common stock valued at $80,325, based on the closing market price on the date of the grants.

         During the six month period ended June 30, 2005, we settled $350,163 in dividends by issuing 377,917 shares of common stock and we issued 29,100 shares of common stock to satisfy and record a $23,280 fee for a loan extension prior to the sale of the Series G Preferred Stock. In addition we paid directors fees by issuing 34,090 shares of common stock valued at $29,999, based on the closing market price on the date of the grants. Also, on March 30, 2005 one of our employees exercised 25,000 common stock options for $11,250 which was recorded as an account receivable. Under our cashless exercise procedures, the stock was posted for sale by a broker and the receivable was settled when the stock was sold. During the period, we invested $23,006 in an oil and gas partnership by contributing our cost basis in undrilled oil and gas leases. In addition, we financed new field trucks for the $45,724 cost.

4. DERIVATIVE INSTRUMENTS

         In the past we have entered into, and may in the future enter into, certain derivative arrangements with respect to portions of our oil and natural gas production to reduce our sensitivity to volatile commodity prices. We believe that these derivative arrangements, although not free of risk, allow us to achieve a more predictable cash flow and to reduce exposure to price fluctuations. However, derivative arrangements limit the benefit to us of increases in the prices of crude oil and natural gas sales. Moreover, our derivative arrangements apply only to a portion of our production and provide only partial price protection against declines in price. Such arrangements may expose us to risk of financial loss in certain circumstances. We expect that the monthly volume of derivative arrangements will vary from time to time. We continuously reevaluate our price hedging program in light of increases in production, market conditions, commodity price forecasts, capital spending and debt service requirements. The following derivatives were in place at June 30, 2006.


                                                                                                     Fair Value
                  Crude Oil                      Volume/ Month         Average Price/ Unit           Liability
                  ---------                      -------------         -------------------       ------------------
         Apr 2006 - Dec 2006          Collar        9,000 Bbls     Floor $50.00-$59.00 Ceiling   $         888,975
         Jan 2007 - Dec 2007          Collar        3,000 Bbls     Floor $45.00-$59.45 Ceiling             618,672
                                                                                                 ------------------
                                                                                                 $       1,507,647
                                                                                                 ==================

                                                                                                    Fair Value
                 Natural Gas                     Volume/ Month         Average Price/ Unit       (Asset) Liability
                 -----------                     -------------         -------------------       -------------------

         Jan 2006 - Dec 2006          Collar     70,000 MMBTU       Floor $6.00-$8.25 Ceiling    $         (77,322)
         Jan 2007 - Dec 2007          Collar     20,000 MMBTU       Floor $6.00-$6.95 Ceiling              440,898
                                                                                                 ------------------
                                                                                                 $         363,576
                                                                                                 ==================
         Total fair value liability                                                              $       1,871,223
         Current portion                                                                                 1,295,877
                                                                                                 ------------------
         Noncurrent portion                                                                      $         575,346
                                                                                                 ==================

            We also had the following put options in place at June 30, 2006, for the months reflected.



              Crude Oil                 Monthly Volume           Price per Bbl
              ---------                 --------------           -------------
         May 2006 - Oct 2006              6,000 Bbls                    $25.75
         Nov 2006 - Apr 2007              5,000 Bbls                    $25.75

         The value of these put options was minimal.

         At the end of each reporting period we are required by SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," to record on our balance sheet the marked to market valuation of our derivative instruments. We recorded a net liability for derivative instruments at June 30, 2006 and December 31, 2005 of $1,871,223 and $3,148,170, respectively. As a result of these agreements, we recorded a non-cash increase in earnings, for unsettled contracts, of $1,276,947 for the six month period ended June 30, 2006 and a non-cash charge of $1,394,706 for the six month period ended June 30, 2005. The estimated change in fair value of the derivatives is reported in Other Income and Expense as unrealized (gain) loss on derivative instruments.

         For settled contracts, we realized losses, reflected as reductions in oil and gas revenues, of $462,028 and $1,469,718 for the six month periods ended June 30, 2006, and 2005, respectively.

5. STOCK BASED COMPENSATION

         In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004) "Share-Based Payment" ("SFAS No. 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair values beginning with the first interim period in fiscal year 2006. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition.

         We adopted SFAS No. 123R on January 1, 2006 using the modified prospective method in which compensation cost is recognized beginning with the effective date based: (a) on the requirements of SFAS No. 123R for all share-based payments granted after January 1, 2006; and (b) on the requirements of SFAS No. 123 for all awards granted to employees prior to January 1, 2006 that remain unvested on January 1, 2006. Under our 2005 Stock Incentive Plan we had 22,400,000 unvested options outstanding at January 1, 2006 with authorization to issue an additional 4,600,000 under that plan. It is our policy to issue new shares for any options exercised. We use the Black-Scholes option pricing model to measure the fair value of stock options. For the unvested options, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized in our financial statements over the remaining vesting period. Prior to the adoption of SFAS No. 123R, we followed the intrinsic value method in accordance with APB 25 to account for employee stock-based compensation. Prior period financial statements have not been restated.

         The modified prospective method requires us to estimate forfeitures in calculating the expense related to stock-based compensation as opposed to recognizing forfeitures as they occur. All of our unvested options are held by our executive officers. One of our executive officers forfeited his unvested options during the quarter upon his resignation from the company. This was not anticipated as we had no prior history of an executive officer forfeiting options. We do not anticipate that there will be any further forfeitures of unvested options by our executive officers.

          For options issued under our 2005 plan we recorded $997,248 and $1,723,547 in expense (included in general and administrative expense on the Statement of Operations) for the three month and six month period, ending June 30, 2006, respectively, and estimate $12,326,087 will be expensed over the remaining vesting period of thirty three months. We assumed a weighted average risk free interest rate of 4%, weighted average expected life of 6 years, weighted average expected volatility of 92.70% and no expected dividends.

         The following table summarizes stock option activity for the six months ended June 30, 2006:


                                                                                 Number of               Weighted
                                                                                  Shares                 Average
                                                                                Underlying              Exercise
                                                                                 Options                 Price
                                                                             -----------------       ---------------
         Outstanding at December 31, 2005                                          24,110,000               $  1.36
         Granted                                                                           --                    --
         Exercised                                                                    (71,000)              $ (0.45)
         Expired                                                                      (65,000)              $ (0.83)
         Forfeited                                                                   (880,000)              $ (1.48)
                                                                             -----------------
         Outstanding at June 30, 2006                                              23,094,000               $  1.36
                                                                             =================
         Exercisable at June 30, 2006                                               4,904,000               $  1.15
                                                                             =================

         The  following  table  summarizes   information   about  stock  options
outstanding at June 30, 2006:


                                                                                         Weighted
                                                                                         Average
           Exercise                                                       Number         Remaining         Number
            Prices                                                      Outstanding     Life (Years)     Exercisable
            ------                                                      -----------     ------------     -----------
          $   0.45                                                        1,199,000         2.6           1,199,000
          $   0.75                                                          285,000         1.9              285,000
          $   0.97                                                        3,600,000         8.7              540,000
          $   1.16                                                        1,783,000         8.8              309,950
          $   1.25                                                        5,400,000         8.7              810,000
          $   1.70                                                       10,767,000         8.7            1,700,050
          $   1.81                                                           60,000         1.8               60,000
                                                                       ------------                      -----------
                                                                         23,094,000          8.3           4,904,000
                                                                       ============                      ===========

         The following table reflects the impact of adopting SFAS No. 123R:


                                                                                 Three Months    Six Months
                                                                                    Ended          Ended
                                                                                   June 30,       June 30,
                                                                                     2006           2006
                                                                                -------------- ---------------
        Compensation expense related to stock options, net
           of tax of $378,954 and $654,948 respectively                             $ 618,294    $ 1,068,559

        Basic earnings per share impact                                                 (0.02)        (0.04)
        Diluted earnings per share impact                                               (0.02)        (0.04)

         The following table illustrates the effect on net income after tax and net income per common share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the periods shown below:



                                                                Three Months Ended      Six Months Ended
                                                                  June 30, 2005          June 30, 2005
                                                                  -------------          -------------

         Net income (loss), as reported                             $ (79,362)           $  (3,626,807)

         Add: Stock-based employee compensation (income)
          expense previously included in reported net income, net
          of related tax benefits                                     (19,220)                   7,475
         Deduct: Stock-based employee compensation expense under
         fair value-based method for all awards, net of related
           tax effects                                               (387,006)                (474,752)
                                                                    ---------            -------------
         Pro forma net income (loss)                                $(485,589)           $  (4,094,084)
                                                                    =========            =============
         Basic earning per common share:
           As reported                                              $    (.00)           $        (.15)
           Pro forma                                                $    (.02)           $        (.17)
           Diluted earnings per common share:
           As reported                                              $    (.00)           $        (.15)
           Pro forma                                                $    (.02)           $        (.17)


         We also have issued 262,334 restricted shares of our common stock to members of our management in lieu of cash bonuses. The stock vests on February 28, 2007. We expensed $49,188 and $65,584 during the three month and six month periods ended June 30, 2006, and will expense $131,166 over the remaining vesting period.



6. FINANCING ACTIVITY

         On February 28, 2005, we sold in a private placement, 81,000 shares of our Series G Preferred Stock to OCM GW Holdings, LLC ("OCMGW") for an aggregate offering price of $40.5 million. GulfWest Oil and Gas Company ("GWOG"), a then subsidiary of the Company, issued, in a private placement, 2,000 shares of our Series A Preferred Stock, having a liquidation preference of $1.0 million, to OCMGW for $1.5 million. Net proceeds of the offerings of approximately $38 million after expenses were used for the repayment of substantially all of our outstanding debt and other past due liabilities and for general corporate purposes.

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

         Advances under the facility will be in the form of either base rate loans or Eurodollar loans. The interest rate on the base rate loans fluctuates based upon the higher of (1) the lender's "prime rate" and
         (2) the Federal Funds rate, plus a margin of 0.50%, plus a margin of between 0.0% and 0.5% depending on the percent of the borrowing base utilized at the time of the credit extension. The interest rate on the Eurodollar loans fluctuates based upon the rate at which Eurodollar deposits in the London Interbank market ("Libor") are quoted for the maturity selected, plus a margin of 1.25% to 2.00% depending on the percent of the borrowing base utilized at the time of the credit extension. Eurodollar loans of one, three and nine months may be selected by us. A commitment fee of 0.375% on the unused portion of the borrowing base will accrue, and be payable quarterly in arrears. Our interest rate at June 30, 2006 was the prime rate of 8.25%.

         The credit agreement includes usual and customary affirmative covenants for credit facilities of this type and size, as well as customary negative covenants, including, among others, limitation on liens, hedging, mergers, asset sales or dispositions, payments of dividends, incurrence of additional indebtedness, certain leases and investments outside of the ordinary course of business. The credit agreement also requires us to maintain a ratio of current assets to current liabilities, except that any availability under the borrowing base will be considered as an addition to current assets, and any current assets or liabilities resulting from hedging agreements will be excluded, of at least 1.0 to 1.0, an interest coverage ratio of EBITDAX (earnings before interest, taxes, depreciation and amortization and exploration expense) to cash interest expense of 3.0 to 1.0 and a tangible net worth of at least $45 million, subject to adjustment based on future results of operations and any sales of equity securities. EBITDAX and tangible net worth are calculated without consideration of unrealized gains and losses related to stock derivatives accounted for under variable accounting rules or mark to market adjustments for commodity hedges. At June 30, 2006 we were in compliance with the aforementioned financial covenants.


7. OIL AND GAS PROPERTIES

         On March 20, 2006, we purchased a 100% working interest (75% net revenue interest) in leases on approximately 22,000 undeveloped acres in Culberson County Texas. The acreage, believed to contain producible reserves in the Barnett Shale and Atoka formations, was acquired through our acquisition, by merger, of Core Natural Resources, Inc., a privately-held entity that was incorporated solely to hold the leases acquired by us. Pursuant to the merger agreement, each issued and outstanding share of common stock of Core was converted into the right to receive (i) 5.39270725 shares of our common stock, par value $.001 per share, (the "Stock Consideration") and (ii) cash in an amount determined by dividing $706,123.25 by 600,000 (the "Cash Consideration," and, together with the Stock Consideration, the "Merger Consideration"). Pursuant to the merger agreement, we assumed $2,045,258 of Core indebtedness that was paid off at the closing of the merger. The cash paid at closing was funded from cash on hand and temporary borrowings under our credit facility. At closing of the merger agreement, 600,000 shares of Core Common Stock were issued and outstanding. We issued 3,235,624 shares of our common stock as the Stock Consideration. In a separate transaction, we also issued an additional 462,231 shares of our common stock to a Core stockholder as consideration for the assignment of a 2% overriding royalty interest owned by that stockholder in the oil and gas leases of Core (giving us a total 77% net revenue interest). All stock issued in conjunction with these transactions is restricted stock subject to resale limitations under Rule 144 of the Securities Act of 1933. Core stockholders were also granted certain limited piggyback registration rights that will expire one year from the closing.

         As a result of this transaction we recorded a $1,644,721 deferred tax liability related to the difference in the fair market value of the assets acquired and their underlying tax basis.

8. DEFERRED TAXES

         Our deferred tax asset decreased by approximately $2.6 million during the six month period. Major components of the change were decreases of $1.6 million related to the Core merger, $1.1 million from expensing intangible drilling costs, $ 0.5 million from the change in fair value of derivatives and an increase of $ 0.7 million from stock based compensation.

         Deferred tax assets are shown net of a $3.1 million valuation allowance. The valuation allowance was recorded because we expect we will not be able to use net operating loss carryforwards of approximately $9.1 million, relating to periods prior to the February 2005 sale of the Series G Preferred Stock, due to the limitations of Internal Revenue Code Section 382.

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

         The following table sets forth the accumulated value of undeclared dividends of our preferred stock at June 30, 2006.

      Series E Preferred Stock                              $   360,986
      Series G Preferred Stock                                4,331,836
      Series H Preferred Stock                                   42,173
                                                            -----------
                                                            $ 4,734,995
                                                            ===========

         The Series E and Series G dividends are convertible to our common stock at $.90 per common share. The Series H Preferred Stock has no conversion feature for unpaid dividends. These dividends call for payment of 10 common shares per quarter for each preferred share. Payments on the Series H are current.

10. RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No.48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company is evaluating its requirements. We intend to adopt FIN 48 in the first quarter of 2007 and do not believe it will have a material impact on our consolidated balance sheet, statement of operations or statement of cash flows.

         Texas Margin Tax

         Texas House Bill 3 ("HB3"), which was signed into law in May, 2006, provides a comprehensive change in the method of business taxation in Texas. HB3 eliminates the taxable capital and earned surplus components of the existing Texas franchise tax and replaces these components with a taxable margin tax. This change is effective for tax reports filed on or after January 1, 2008 (which are based upon 2007 business activity) and results in no impact on our current Texas income tax.

         We are required to include, in income, the impact of HB3 on deferred state income taxes during the period which includes the date of enactment. Based upon the available information regarding the proposed implementation of this new tax, we have determined that no change in the amount of net deferred state income taxes is needed.



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

         Three-Month Period Ended June 30, 2006 compared to Three- Month Period Ended June 30, 2005.

         Revenues

         Oil and Gas Sales. During the 2006 second quarter, revenues from the sale of crude oil and natural gas, net of realized losses from our hedging instruments, were $5,150,000, up 18% from $4,368,000 in 2005. We realized a loss of $316,000 on our oil hedges and a gain of $18,000 on our gas hedges in the 2006 quarter compared to losses of $610,000 for oil and $204,000 for gas in the 2005 quarter. The increase in revenues was due to higher realized crude oil and natural gas prices which offset production declines.

         Our second quarter 2006 sales volumes were 45,187 barrels of crude oil and 365,846 mcf of natural gas, or 636,968 natural gas equivalents
         (mcfe), compared to 47,771 barrels of crude oil and 420,638 mcf of natural gas, or 707,264 mcfe in the second quarter of 2005. On a daily basis we produced an average of 7,000 mcfe in the second quarter of 2006 compared to a daily average of 7,800 mcfe in the 2005 quarter.
         Lower volumes in the 2006 quarter, compared to the 2005 quarter, resulted from the continued restriction on production (approximately 600 mcfepd) at our Lacassine field in Cameron Parish where we were finishing repairs related to Hurricane Rita and installing production equipment to treat our high btu gas to meet more stringent pipeline requirements, in addition, we had a decline in production of 600 mcfepd from our horizontal wells in Iola field in east Texas, which provided early life, flush production in the second quarter 2005. These production declines were partially offset by a 200 mcfepd average increase in production in our Madisonville and Colorado fields where we implemented workover and drilling projects during the quarter.

         Oil and gas prices are reported net of the realized effect of our hedging agreements. Prices realized in the second quarter of 2006 were $60.48 per bbl of oil and $6.61 per mcf of natural gas compared to $37.26 per bbl and $6.15 per mcf in the second quarter of 2005. Prices before the effects of the hedging agreements were $67.47 per bbl and $6.56 per mcf in the second quarter of 2006 compared to $50.02 per bbl and $6.64 per mcf in the second quarter of 2005.

         Costs and Expenses

         Lease Operating Expenses. Lease operating expenses for the second quarter of 2006 were $1,710,000 an increase of 25% from $1,365,000 in 2005. The increase was due to higher expenses related to workovers on producing wells and increases in salt-water disposal costs in the Cameron Parish fields.

         On a per unit basis, expenses increased from $1.93 per mcfe in 2005 to $2.68 per mcfe in 2006, due to the higher costs and lower production on existing properties.

         Depreciation, Depletion and Amortization (DD&A). DD&A expense for the second quarter of 2006 was $919,000 compared to expense of $835,000 for the prior year quarter, due to the increase in the DD&A rate per unit from $1.18 per mcfe in 2005 to $1.44 per mcfe in 2006.

         General and Administrative (G&A) Expenses. Our G&A expenses were $2,141,000 in the 2006 quarter compared to $935,000 in 2005. Included in G&A expense for the 2006 quarter is a non-cash stock option expense of $997,000 ($1.57 per mcfe) related to our adoption of SFAS 123R on January 1, 2006. On a per unit basis, expenses increased from $1.32 per mcfe in 2005 to $3.36 per mcfe in 2006 on lower production.

         Interest Expense. Interest expense was $56,000 in the 2006 quarter, up from $18,000 in 2005, primarily due to the increase in debt related to the acquisition of leasehold acreage for future development.

         Geological and Geophysical Expense (G&G). G&G expense was $47,000 in 2006. No G&G costs were incurred in 2005 as we focused our capital program on the development of our proved reserves.

         Dry Holes, Abandonment Costs and Impaired Assets. Dry hole, abandonment and impairment expense was $8,000 in the 2006 quarter compared to $389,000 in 2005. The 2005 expense was the result of our participation in an unsuccessful exploratory well.

         Debt Issuance Costs. Debt issuance costs were $56,000 in the 2006 quarter compared with $5,000 in 2005. The expense in 2006 was comprised primarily of the amortization of capitalized costs associated with the revolving credit facility entered into in July 2005 and fees related to the unused portion of the credit facility.

         Unrealized Gain/(Loss) on Derivative Instruments. Unrealized gain or loss on derivative instruments is the change during the quarter in the mark-to-market exposure under our commodity price hedging instruments. This non-cash increase in earnings for 2006 was $169,000 compared with $619,000 for the 2005 quarter. This expense will vary period to period, and will be a function of the hedges in place, and the strike prices of those hedges, at each balance sheet date.

         Income Taxes. Our net income before taxes was $403,000 in 2006 compared with $1,383,000 in 2005. After adjusting for permanent tax differences, we recorded income tax expense of $201,000 in 2006 and $538,000 in 2005.

         Dividends on Preferred Stock. Dividends on preferred stock were $916,000 in the 2006 quarter compared with $925,000 in 2005. Dividends in 2006 included $808,000 on the Series G Preferred Stock, $41,000 on the Series H Preferred Stock and $67,000 on the Series E Preferred Stock. Dividends on preferred stock for 2005 included $808,000 on the Series G Preferred Stock, $50,000 on the Series H Preferred Stock, $67,000 on the Series E Preferred Stock.

         Six-Month Period Ended June 30, 2006 compared to Six- Month Period Ended June 30, 2005.

         Revenues

         Oil and Gas Sales. During the 2006 six month period, revenues from the sale of crude oil and natural gas, net of realized losses from our hedging instruments, were $10,264,000, up 28% from $8,002,000 in 2005.
         We realized losses of $450,000 on our oil hedges and $12,000 on our gas hedges in the 2006 period compared to losses of $1,145,000 for oil and $325,000 for gas in the 2005 period. The increase in revenues was due to higher realized crude oil and natural gas prices which offset production declines.

         For the six month period of 2006 sales volumes were 91,033 barrels of crude oil and 683,452 mcf of natural gas, or 1,229,650 natural gas equivalents (mcfe) compared to 92,479 barrels of crude oil and 764,653 mcf of natural gas, or 1,319,527 mcfe in the 2005 period. On a daily basis we produced an average of 6,800 mcfe in the six months of 2006 compared to a daily average of 7,300 mcfe in the 2005 period. The lower volumes resulted primarily from the restriction of production, by about 1,000 mcfepd for four and a half months, at our Cameron Parish fields related to operational difficulties following Hurricane Rita. These repairs were completed in May 2006. Our largest well in our Nelsonville field (approximately 400 mcfepd) was also lower during that period due to collapsed casing; it also returned to production at a lower, but increasing, rate in May.

         Oil and gas prices are reported net of the realized effects of our hedging agreements. Prices realized in the six month period of 2006 were $59.29 per bbl and $7.12 per mcf compared to $36.57 per bbl and $6.04 per mcf in the 2005 period. Prices before the effects of the hedging agreements were $64.23 per bbl and $7.14 per mcf in the six month of 2006 compared to $48.95 per bbl and $6.47 per mcf in the 2005 period.

         Costs and Expenses

         Lease Operating Expenses. Lease operating expenses for the six month period of 2006 were $3,289,000 an increase of 19% from $2,766,000 in 2005. The increase was due to higher production taxes from higher revenues, higher saltwater disposal costs and higher cost of goods and services prevalent in the industry.

         On a per unit basis, expenses increased from $2.10 per mcfe in 2005 to $2.68 per mcfe in 2006 on lower production.

         Depreciation, Depletion and Amortization (DD&A). DD&A expense for the six month period of 2006 was $1,674,000 compared to expense of $1,491,000 for the prior year period, due to the increase in the DD&A rate per unit from $1.13 per mcfe in 2005 to $1.36 per mcfe in 2006.

         General and Administrative (G&A) Expenses. Our G&A expenses were $3,865,000 in the 2006 period compared to $1,553,000 in 2005 due primarily to additions to our management team to carry out our post recapitalization growth strategy, and due to the non-cash stock option expense of $1,724,000 ($1.40 per mcfe) related to our adoption of SFAS 123R on January 1, 2006. On a per unit basis, expenses increased from $1.18 per mcfe in 2005 to $3.14 per mcfe in 2006 on lower production.

         Interest Expense. Interest expense decreased to $66,000 in the 2006 period, compared to $1,217,000 in 2005, primarily due to the retirement of debt in our February 2005 recapitalization.

         Geological and Geophysical Expense (G&G). G&G expense was $56,000 in 2006. No G&G costs were incurred in 2005 as we focused our capital program on the development of our proved reserves.

         Dry Holes, Abandonment Costs and Impaired Assets. Dry hole, abandonment and impairment expense was $12,000 in 2006 compared to $391,000 in 2005. The 2005 expense was the result of our participation in an unsuccessful exploratory well.

         Debt Issuance Costs. Debt issuance costs were $89,000 in 2006 compared with $1,910,000 in 2005. The expense in 2006 was comprised primarily of the amortization of capitalized costs associated with the revolving credit facility entered into in July 2005 and fees related to the unused portion of the credit facility. Costs in 2005 included the writeoff of capitalized debt issuance costs associated with previous financings that were repaid with proceeds from the sale of the Series G Preferred Stock in February 2005.

         Unrealized Gain/(Loss) on Derivative Instruments. Unrealized gain or loss on derivative instruments is the change during the quarter in the mark-to-market exposure under our commodity price hedging instruments. This non-cash increase in earnings for 2006 was $1,277,000 compared with a non-cash expense of $1,395,000 for the 2005 period. This expense will vary period to period and will be a function of the hedges in place, and the strike prices of those hedges, at each balance sheet date.

         Income Taxes. Our net income before taxes was $2,502,000 for the 2006 period. After adjusting for permanent tax differences, we recorded $928,000 in income tax expense. We reported a net loss before taxes of $2,779,000 in the 2005 period resulting in an income tax benefit of $850,000.

         Dividends on Preferred Stock. Dividends on preferred stock were $1,812,000 in 2006 compared with $1,698,000 in 2005. Dividends in 2006 included $1,607,000 on the Series G Preferred Stock, $71,000 on the Series H Preferred Stock and $134,000 on the Series E Preferred Stock. Dividends on preferred stock for 2005 included $1,092,000 on the Series G Preferred Stock, $76,000 on the Series H Preferred Stock, $91,000 on the Series E Preferred Stock and $439,000 for the other series of preferred stock previously issued by the Company and/or its subsidiaries and retired as part of the February 28, 2005 recapitalization.


         Financial Condition and Capital Resources

         At June 30, 2006, our current liabilities exceeded our current assets by $2,284,996, while at December 31, 2005 our current liabilities exceeded our current assets by $1,030,657. At June 30, 2006 we had $17,538,609 available on our revolving line of credit. During the six month period, we generated $5,631,630 in cash flow from operations compared to the utilization of $530,387 for operations in the prior year period. We believe cash flow, along with available borrowings under our revolver, will be sufficient to fund our daily operations, debt service and planned capital development program in 2006.


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

         Interest Rate Risk

         We are exposed to interest rate risk on debt with variable interest rates. At June 30, 2006, we carried variable rate debt of $2,461,391. Assuming a one percentage point change in interest rates on variable rate debt outstanding at June 30, 2006, the annual pretax results of operations would change by $24,614.


         Commodity Price Risk

         We hedge a portion of price risk associated with our oil and natural gas sales through contractual arrangements which are classified as derivative instruments. As of June 30, 2006, these derivative instruments had an estimated fair value liability of $1,871,223. A hypothetical change in oil and gas prices could have an effect on oil and gas futures prices, which are used to estimate the fair value of our derivative instruments. Considering the highly volatile nature of energy commodity prices in the near and long term consideration of attributes impacting them, it is not practicable to estimate the resultant change.


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



                            PART II OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on May 12, 2006 (the "Annual Meeting"). The close of business on April 3, 2006 was fixed as the record date for determining shareholders entitled to notice of the Annual Meeting and the right to vote at the meeting or for any adjournments or postponement thereof. As of April 3, 2006, 32,776,995 shares of our Class A Common Stock, par value $.001 per share ("Common Stock), were outstanding and entitled to vote. Shares of our Series G Convertible Preferred Stock, par value $0.01 per share (the "Series G Preferred Stock "), and shares of our Series H Convertible Preferred Stock, par value $.01 per share (the "Series H Preferred Stock"), were entitled to vote on an as converted basis with the Common Stock with respect to the approval of Grant Thorton LP as our independent financial auditors. However, with respect to the election of directors, the Series G Preferred Stock shareholders are entitled to elect a majority of our directors, but not the remaining directors, which the holders of the Common Stock and Series H Preferred Stock were entitled to elect. Allan D. Keel, B. James Ford and Skardon
         F. Baker, who were elected by the holders of the Series G Perferred Stock (with 47,977,433 shares voting for reelection and 957,930 shares abstaining), continued their term of office after the meeting. On the record date, 81,000 shares of Series G Preferred Stock, representing the voting power of 48,935,363 shares, and 5,250 shares of Series H Preferred Stock, representing the voting power of 7,500,001 shares of Common Stock, in each case with respect to those matters which such shares vote on an as-converted basis with the Common Stock, were outstanding. Each of the following matters was approved by shareholders by the following votes:

         Proposal 1 - To elect two directors to hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Each of the director nominees were elected by a majority of votes cast by holders of the Common Stock and Series H Preferred Stock entitled to vote at the Annual Meeting.


                                  Lee B. Backsen
                              For                 Against              Withheld
                              ---                 -------              --------
     Common Stock          25,830,026                0                 118,786
     Series H               7,357,143                0                    0
                           ----------             -------              --------
        Total              33,187,169                0                 118,786
                           ==========             =======              ========





                                    Lon McCain
                              For                 Against              Withheld
                              ---                 -------              --------
     Common Stock          25,830,126                0                 118,686
     Series H               7,357,143                0                    0
                           ----------             -------              --------
        Total              33,187,269                0                 118,686
                           ==========             =======              ========



         Proposal 2 - To approve the appointment of Grant Thornton LLP as the Company's independent financial auditors.


                                    For         Against            Withheld
                                    ---         -------            --------
        Common Stock              25,908,812       0                57,000
        Series G                  47,977,433       0                   0
        Series H                   7,357,143       0                   0
                                  ----------    -------            --------
               Total              81,243,388       0                57,000
                                  ==========    =======            ========

        ITEM 6.   EXHIBITS.



         Number   Description
         ------   -----------

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




CRIMSON EXPLORATION INC.
(Registrant)

Date: August 14, 2006

                        By: /s/ Allan D. Keel
                        ---------------------
                        Allan D. Keel
                        President and Chief Executive Officer

Date: August 14, 2006

                        By: /s/ E. Joseph Grady
                        -----------------------
                        E. Joseph Grady
                        Senior Vice President and Chief Financial Officer