Form 10-Q
period 2006-09-30
CRIMSON EXPLORATION INC.
filed 2006-11-14
CIK 813779

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from to ____

Commission file number 000-21644

CRIMSON EXPLORATION INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	20-3037840 (IRS Employer Identification No.)

480 North Sam Houston Parkway East Suite 300, Houston, Texas (Address of principal executive offices)	77060 (zip code)

(281) 820-1919

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and “large accelerated filer” in Rule 12b-2 of the Exchange Act). Large Accelerated Filer ___Accelerated Filer___ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, November 10, 2006 was 3,326,918 shares of Common Stock, $.001 par value.

FORM 10-Q

CRIMSON EXPLORATION INC.

FORM 10-Q FOR THE QUARTER ENDED

SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CRIMSON EXPLORATION INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS

	September 30,	December 31,
	2006	2005

CURRENT ASSETS
Cash and cash equivalents	$59,825	$474,393
Accounts receivable – trade, net of allowance
for doubtful accounts of $30,674 in 2006 and 2005	3,323,025	3,498,488
Prepaid expenses	320,328	249,424
Deferred tax asset, net	1,488,012	1,602,773
Derivative instruments	295,393	-
Total current assets	5,486,583	5,825,078

PROPERTY AND EQUIPMENT
Oil and gas properties, using the successful efforts
method of accounting	84,043,058	65,598,691
Other property and equipment	1,698,111	1,560,464
Less accumulated depreciation, depletion and amortization	(15,638,016)	(12,936,096)

Net oil and gas properties and other property and equipment	70,103,153	54,223,059

OTHER ASSETS
Deposits	76,969	49,502
Investments	-	225,689
Debt issuance cost, net	227,155	274,214
Deferred tax asset, net	-	2,517,407
Derivative instruments	2,176,825	-
Total other assets	2,480,949	3,066,812

TOTAL ASSETS	$78,070,685	$63,114,949

The Notes to Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2006	2005
CURRENT LIABILITIES
Notes payable	$40,300	$40,300
Current portion of long-term debt	90,632	80,883
Accounts payable – trade	5,645,148	4,107,441
Accrued expenses	982,260	487,453
Income taxes payable	11,288	31,075
Derivative instruments	-	2,108,583
Total current liabilities	6,769,628	6,855,735

NONCURRENT LIABILITIES
Long-term debt, net of current portion	5,736,606	1,103,232
Deferred tax liability, net	1,564,911	-
Asset retirement obligations	1,374,115	1,311,133
Derivative instruments	-	1,039,587
Total noncurrent liabilities	8,675,632	3,453,952

Total liabilities	15,445,260	10,309,687

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock	1,033	1,033
Common stock	3,324	2,899
Additional paid-in capital	78,634,397	72,877,718
Retained deficit	(16,013,329)	(20,076,388)
Total stockholders’ equity	62,625,425	52,805,262

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$78,070,685	$63,114,949

The Notes to Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

OPERATING REVENUES
Oil and gas sales	$5,609,961	$4,692,410	$15,873,521	$12,694,321
Operating overhead and other income	26,218	43,887	82,500	99,349
Total Operating Revenues	5,636,179	4,736,297	15,956,021	12,793,670

OPERATING EXPENSES
Lease operating expenses	2,245,161	1,500,328	5,534,562	4,266,190
Exploration expenses	180,635	-	236,553	-
Depreciation, depletion and amortization	1,028,112	862,423	2,701,919	2,353,432
Dry holes, abandoned property and impaired assets	47,013	-	59,435	391,339
Asset retirement obligations	20,994	19,161	62,982	57,483
General and administrative	2,129,634	973,062	5,994,371	2,526,191
Total Operating Expenses	5,651,549	3,354,974	14,589,822	9,594,635

INCOME(LOSS) FROM OPERATIONS	(15,370)	1,381,323	1,366,199	3,199,035

OTHER INCOME AND EXPENSE
Interest expense	(34,189)	(44,758)	(99,989)	(1,261,358)
Other financing cost	(50,910)	(11,825)	(139,474)	(1,921,984)
Loss from equity in investments	-	(32,756)	(1,843)	(68,915)
Loss on sale of assets	-	415	-	(38,501)
Unrealized gain (loss) on derivative instruments	4,343,441	(3,319,955)	5,620,388	(4,714,661)
Total Other Income and (Expense)	4,258,342	(3,408,879)	5,379,082	(8,005,419)

INCOME (LOSS) BEFORE INCOME TAXES	4,242,972	(2,027,556)	6,745,281	(4,806,384)

INCOME TAX(EXPENSE) BENEFIT	(1,635,936)	773,133	(2,563,571)	1,622,935

NET INCOME (LOSS)	2,607,036	(1,254,423)	4,181,710	(3,183,449)

DIVIDENDS ON PREFERRED STOCK (Paid 2006 —$80,325; 2005 — $1,031,504 )	(916,039)	(934,499)	(2,728,312)	(2,632,280)

NET INCOME (LOSS) AVAILABE TO COMMON SHAREHOLDERS	$1,690,997	$(2,188,922)	$1,453,398	$(5,815,729)

NET INCOME (LOSS) PER SHARE,
BASIC	$0.51	$(0.76)	$0.45	$(2.23)
DILUTED	$0.28	$(0.76)	$0.45	$(2.23)

WEIGHTED AVERAGE SHARES OUTSTANDING,
BASIC	3,317,720	2,887,365	3,195,136	2,606,176
DILUTED	9,458,605	2,887,365	9,258,255	2,606,176

The Notes to Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(UNAUDITED)

	NUMBER OF SHARES
					ADDITIONAL
	PREFERRED	COMMON	PREFERRED	COMMON	PAID-IN	RETAINED
	STOCK	STOCK	STOCK	STOCK	CAPITAL	DEFICIT
BALANCE DECEMBER 31, 2005	103,250	2,899,177	$ 1,033	$ 2,899	$ 72,877,718	$ (20,076,388)
Share Based Compensation	-	28,644	-	29	2,853,863	-
Dividends paid on Preferred H	-	15,750	-	16	118,634	(118,651)
Stock options exercised	-	10,700	-	11	48,139	-
Acquisition of oil and gas leases	-	369,789	-	369	2,736,043	-
Current period income	-	-	-	-	-	4,181,710
BALANCE SEPTEMBER 30, 2006	103,250	3,324,060	$ 1,033	$ 3,324	$ 78,634,397	$ (16,013,329)

The Notes to Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,181,710	$(3,183,449)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation, depletion and amortization	2,701,919	2,353,432
Asset retirement obligations	62,982	57,483
Stock compensation	2,804,106	84,799
Debt issuance cost	81,741	1,791,422
Discount on note payable	-	502,120
Deferred tax expense (benefit)	2,552,358	(1,597,834)
Loss on sale of assets	-	38,501
Loss from equity in investments	1,843	68,915
Dry holes, abandoned property, impaired assets	51,399	-
Unrealized (gain) loss on derivative instruments	(5,620,388)	4,714,661
Changes in operating assets and liabilities
Increase in accounts receivable- trade, net	(111,881)	(1,725,094)
Increase in prepaid expenses	(70,904)	(197,095)
Increase (decrease) in accounts payable and accrued expenses	2,062,512	(957,979)
Net cash provided by operating activities	8,697,397	1,949,882

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	-	101,905
Capital expenditures	(13,708,995)	(8,793,815)
Net cash used in investing activities	(13,708,995)	(8,691,910)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of preferred stock, net	-	38,197,242
Proceeds from common stock options and warrants exercised	45,900	45,200
Payments on debt	(12,510,290)	(35,471,589)
Proceeds from debt issuance	17,123,569	4,762,996
Debt Issuance cost	(34,682)	(165,849)
Deposits	(27,467)	-
Dividends paid	-	(681,341)
Net cash provided by financing activities	4,597,030	6,686,659

DECREASE IN CASH AND CASH EQUIVALENTS	(414,568)	(55,369)

CASH AND CASH EQUIVALENTS,
Beginning of year	474,393	411,377

CASH AND CASH EQUIVALENTS,
End of year	$59,825	$356,008

CASH PAID FOR INTEREST	$118,018	$1,964,031

The Notes to Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

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

In management’s opinion, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations, and the cash flows of Crimson Exploration Inc. for the interim periods.

2.	STOCKHOLDERS’ EQUITY

On September 15, 2006, we effected a reverse stock split where each ten shares of outstanding common stock were exchanged for one new share of common stock. All periods presented have been adjusted to reflect the effects of the reverse stock split.

On March 20, 2006, we issued a total of 323,565 shares of unregistered common stock as partial consideration for the acquisition, by merger, of Core Natural Resources, Inc. (“Core”), and an additional 46,224 shares to a Core shareholder for a 2% overriding royalty interest owned by him in the Core leasehold interests. The stock was valued at $7.40 per share, the closing market price of the stock on the day preceding the closing of the merger. The stock issued is restricted stock subject to resale limitations under Rule 144 of the Securities Act of 1933. Holders of the restricted stock were also granted limited piggyback registration rights that expire one year after the closing of the merger.

Effective March 1, 2006, we issued 26,234 shares of unregistered, restricted common stock to members of our management in lieu of cash performance bonuses for calendar year 2005. The restricted stock vests one year after the date of grant, and should a recipient’s employment with us terminate prior to that date, entitlement to the stock is forfeited. The stock was valued at $7.50 per share on the grant date, the closing market price of the stock on the date of grant. Upon vesting, this restricted stock will also be subject to resale limitations under Rule 144 of the Securities Act of 1933.

Effective May 12, 2006, we issued 2,410 shares of unregistered, restricted common stock to two members of our board of directors as compensation pursuant to the Director Compensation Plan. The restricted stock vests one year after the date of grant, and should a recipient resign or is unduly terminated prior to that date, entitlement to the stock is forfeited. The stock was valued at $8.30 per share on the grant date, the closing market price of the stock on the date of grant. Upon vesting, this restricted stock will also be subject to resale limitations under Rule 144 of the Securities Act of 1933

3.	NON-CASH INVESTING AND FINANCING ACTIVITIES

During the nine month period ended September 30, 2006 we issued 323,565 shares of common stock, valued at $2,394,362, as partial consideration for the acquisition of oil and gas leases via merger with Core Natural Resources, Inc. As a result of this transaction we also increased the book value of oil and gas leases by recording a $1,644,721 deferred tax liability related to the difference in the fair market value of the assets acquired and their underlying tax basis. Related to this transaction, we also acquired a 2% overriding royalty interest in that leasehold acreage by issuing 46,224 shares of common stock valued at $342,051. In a separate transaction, we recorded an increase in oil and gas leases of $513,440 through the exchange of a $289,594 account receivable and through the reclassification of a $223,846 investment in a partnership upon distribution of assets by that partnership. We also paid dividends to the holders of Series H Preferred Stock by issuing 15,750 shares of common stock valued at $118,651 based on the closing market price on the date of the grants. Also, one of our employees exercised 500 common stock options for $2,250 which is recorded as an account receivable. Under our cashless exercise procedures, the stock was posted for sale by a broker and the receivable was settled. Also accrued compensation of $3,315 was converted to additional paid in capital when 14,000 options, accounted for under variable accounting rules, were exercised.

4.	DERIVATIVE INSTRUMENTS

In the past we have entered into, and may in the future enter into, certain derivative arrangements with respect to portions of our oil and natural gas production to reduce our sensitivity to volatile commodity prices. We believe that these derivative arrangements, although not free of risk, allow us to achieve a more predictable cash flow and to reduce exposure to price fluctuations. However, derivative arrangements limit the benefit to us of increases in the prices of crude oil and natural gas sales. Moreover, our derivative arrangements apply only to a portion of our production and provide only partial price protection against declines in price. Such arrangements may expose us to risk of financial loss in certain circumstances. We expect that the monthly volume of derivative arrangements will vary from time to time. We continuously reevaluate our price hedging program in light of increases in production, market conditions, commodity price forecasts, capital spending and debt service requirements. The following derivatives were in place at September 30, 2006.

Crude Oil		Volume/ Month	Price/ Unit	Fair Value
Apr 2006 – Dec 2006	Collar	9,000 Bbls	Floor $50.00-$59.00 Ceiling	$ (159,376)
Jan 2007 – Dec 2007	Collar	3,000 Bbls	Floor $45.00-$59.45 Ceiling	(371,775)
Jan 2007 – Dec 2007	Collar	5,100 Bbls	Floor $69.64-$84.35 Ceiling	307,992
Jan 2008 – Dec 2008	Swap	6,500,Bbls	$76.40	538,969
Jan 2009 – Dec 2009	Swap	5,200 Bbls	$74.20	369,472
Jan 2010 – Dec 2010	Swap	4,250 Bbls	$72.32	281,564
Jan 2011 – Dec 2011	Swap	3,300 Bbls	$70.74	207,672
Natural Gas
Jan 2006 – Dec 2006	Collar	70,000 MMBTU	Floor $6.00-$8.25 Ceiling	203,303
Jan 2007 – Dec 2007	Collar	20,000 MMBTU	Floor $6.00-$6.95 Ceiling	(181,073)
Jan 2007 – Dec 2007	Collar	37,000 MMBTU	Floor $8.00-$11.84 Ceiling	467,219
Jan 2008 – Dec 2008	Swap	47,000 MMBTU	$8.97	502,933
Jan 2009 – Dec 2009	Swap	36,000 MMBTU	$8.32	213,713
Jan 2010 – Dec 2010	Swap	29,000 MMBTU	$7.88	91,605

Total fair value asset				2,472,218
Current portion				295,393
Noncurrent portion				$ 2,176,825

We also had the following put options in place at September 30, 2006, for the months reflected.

Crude Oil	Monthly	Price per Bbl
	Volume
May 2006 – Oct 2006	6,000 Bbls	$25.75
Nov 2006 – Apr 2007	5,000 Bbls	$25.75

The value of these put options was minimal.

At the end of each reporting period we are required by SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” to record on our balance sheet the marked to market valuation of our derivative instruments. We recorded a net asset for derivative instruments at September 30, 2006 of $ 2,472,218 and a net liability of $3,148,170 at December 31, 2005. As a result of these agreements, we recorded a non-cash increase in earnings, for unsettled contracts, of $5,620,388 for the nine month period ended September 30, 2006 and a non-cash charge of $4,714,661 for the nine month period ended September 30, 2005. The estimated change in fair value of the derivatives is reported in Other Income and Expense as unrealized (gain) loss on derivative instruments.

For settled contracts, we realized losses, reflected as reductions in oil and gas revenues, of $750,297 and $2,959,850 for the nine month periods ended September 30, 2006, and 2005, respectively.

5.	STOCK BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair values beginning with the first interim period in fiscal year 2006. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition.

We adopted SFAS No. 123R on January 1, 2006 using the modified prospective method in which compensation cost is recognized beginning with the effective date based: (a) on the requirements of SFAS No. 123R for all share-based payments granted after January 1, 2006; and (b) on the requirements of SFAS No. 123 for all awards granted to employees prior to January 1, 2006 that remain unvested on January 1, 2006. Under our 2005 Stock Incentive Plan we had 2,240,000 unvested options outstanding at January 1, 2006 with authorization to issue an additional 460,000 under that plan. It is our policy to issue new shares for any options exercised. We use the Black-Scholes option pricing model to measure the fair value of stock options. For the unvested options, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized in our financial statements over the remaining vesting period. Prior to the adoption of SFAS No. 123R, we followed the intrinsic value method in accordance with APB 25 to account for employee stock-based compensation. Prior period financial statements have not been restated.

The modified prospective method requires us to estimate forfeitures in calculating the expense related to stock-based compensation as opposed to recognizing forfeitures as they occur. All of our unvested options are held by our executive officers and new employees. One of our executive officers forfeited his unvested options during the quarter upon his resignation from the company. This was not anticipated as we had no prior history of an executive officer forfeiting options. We do not anticipate that there will be any further forfeitures of unvested options by our executive officers or new employees.

For options issued under our 2005 plan we recorded $1,004,515 and $2,728,063 in expense (included in general and administrative expense on the Statement of Operations) for the three month, and nine month periods, ending September 30, 2006, respectively, and estimate $11,424,208 will be expensed over the remaining vesting period of thirty months. We assumed a weighted average risk free interest rate of 4.05%, weighted average expected life of 6 years, weighted average expected volatility of 92.60% and no expected dividends.

The following table summarizes stock option activity for the nine months ended September 30, 2006:

	Number of	Weighted
	Shares	Average
	Underlying	Exercise
	Options	Price
Outstanding at December 31, 2005	2,411,000	$13.60
Granted	21,000	$13.61
Exercised	(9,700)	$(4.50)
Expired	(6,500)	$(8.30)
Forfeited	(88,000)	$(14.84)
Outstanding at September 30, 2006	2,327,800	$13.64
Exercisable at September 30, 2006	487,800	$11.55

The following table summarizes information about stock options outstanding at September 30, 2006:

		Weighted
		Average
Exercise	Number	Remaining	Number
Prices	Outstanding	Life (Years)	Exercisable
$4.50	117,300	2.4	117,300
$7.50	28,500	1.6	28,500
$7.60	4,200	9.7	-
$9.70	360,000	8.4	54,000
$11.60	178,300	8.5	30,995
$12.50	547,040	8.4	81,000
$17.00	1,086,460	8.5	170,005
$18.10	6,000	1.5	6,000
	2,327,800	8.0	487,800

The following table reflects the impact of adopting SFAS No. 123R:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006
Compensation expense related to stock options, net of tax of $381,716 and $1,036,664 respectively	$ 622,799	$ 1,691,399

Basic earnings per share impact	(0.17)	(0.53)
Diluted earnings per share impact	(0.06)	(0.18)

The following table illustrates the effect on net income after tax and net income per common share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the periods shown below:

	Three Months Ended	Three Months Ended
	September 30, 2005	September 30, 2005

Net loss, as reported	$(2,188,922)	$(5,815,729)
Add: Stock-based employee compensation expense previously included in reported net income, net of related tax benefits	21,781	33,976
Deduct: Stock-based employee compensation expense under fair value-based method for all awards, net of related tax effects	(385,763)	(859,273)
Pro forma net loss	$(2,552,905)	$(6,641,026)

Basic earning per common share:
As reported	$(0.76)	$(2.23)
Pro forma	$(0.88)	$(2.55)
Diluted earnings per common share:
As reported	$(0.76)	$(2.23)
Pro forma	$(0.88)	$(2.55)

We also have issued 26,234 restricted shares of our common stock to members of our management in lieu of cash bonuses. The stock vests on February 28, 2007. We expensed $49,188 and $114,772 during the three month and nine month periods ended September 30, 2006, respectively, and will expense $81,978 over the remaining vesting period. In addition we issued 2,410 restricted shares of our common to our directors as compensation. The stock vests on May 12, 2007. We expensed $7,742 during the three and nine month periods ending September 30, 2006 and will expense $13,905 over the remaining vesting period.

6.	FINANCING ACTIVITY

On February 28, 2005, we sold in a private placement, 81,000 shares of our Series G Preferred Stock to OCM GW Holdings, LLC (“OCMGW”) for an aggregate offering price of $40.5 million. GulfWest Oil and Gas Company (“GWOG”), a then subsidiary of the Company, issued, in a private placement, 2,000 shares of our Series A Preferred Stock, having a liquidation preference of $1.0 million, to OCMGW for $1.5 million. Net proceeds of the offerings of approximately $38 million after expenses were used for the repayment of substantially all of our outstanding debt and other past due liabilities and for general corporate purposes.

The Series G Preferred Stock bears a coupon of 8% per year, has an aggregate liquidation preference of $40.5 million (excluding accrued dividends), is convertible into Common Stock at $9.00 per share and is senior to all of our capital stock. For the first four years after issuance, we may defer the payment of dividends on the Series G Preferred Stock and these deferred dividends will also be convertible into our Common Stock at $9.00 per share. In addition, the Series G Preferred Stock is entitled to nominate and elect a majority of the members of the Board of Directors of Crimson.

In connection with these transactions, the terms of the Series A Preferred Stock were amended such that by March 15, 2005, all such stock would either convert into a newly created Series H Preferred Stock on a one for one basis or into Common Stock at a conversion price of $3.50 per share. The Series H Preferred Stock is required to be paid a dividend of 4 shares of Common Stock per share of Series H Preferred Stock per year. In addition, the Series H Preferred Stock is convertible into Common Stock at a conversion price of $3.50 per share. At March 15, 2005, holders of 6,700 shares of Series A Preferred Stock converted to Series H Preferred Stock and holders of 3,250 shares of Series A Preferred Stock converted to an aggregate 464,286 shares of Common Stock. Subsequently in 2005, holders of Series H Preferred Stock converted 1,450 of their shares into 207,143 shares of Common Stock. The outstanding Series H Preferred Stock has an aggregate liquidation preference of $2.625 million. The Series H Preferred Stock is senior to all of our capital stock other than Series G Preferred Stock.

In addition, we amended the terms of our 9,000 shares of Series E Preferred Stock such that the coupon of 6% per year may be deferred for the next four years and these deferred dividends will be convertible into Common Stock at a conversion price of $9.00 per share. The original liquidation preference of the Series E Preferred Stock of $500 per share remains convertible into Common Stock at $20.00 per share. The Series E Preferred Stock has an aggregate liquidation preference of $4.5 million (excluding accrued dividends), and is senior to all of our Common Stock, of equal preference with our Series D Preferred Stock as to liquidation and junior to our Series G and Series H Preferred Stock.

On July 15, 2005, we entered into a $100 million senior secured revolving credit facility with Wells Fargo Bank, National Association. Borrowings under the new credit facility will be subject to a borrowing base limitation based on our current proved oil and gas reserves. The current borrowing base was set at $20 million and is subject to semi-annual redeterminations. The facility is secured by a lien on all our assets, and the assets of our subsidiaries, as well as a security interest in the stock of all our subsidiaries. The credit facility had an original term of three years, and all principal amounts, together with all accrued and unpaid interest, were due and payable in full on June 30, 2008. Proceeds from extensions of credit under the facility will be for acquisitions of oil and gas properties and for general corporate purposes. The facility also provides for the issuance of letters-of-credit up to a $3 million sub-limit. We incurred $323,662 in issuance costs associated with the credit facility which are being amortized over its life. In connection with the Subordinate Credit Agreement discussed below, we amended our Senior Credit Agreement, primarily to provide for the Subordinate Credit Agreement but also to provide for a redetermined borrowing base of $25 million and to extend the maturity date of the facility to August 31, 2009.

Advances under the facility will be in the form of either base rate loans or Eurodollar loans. The interest rate on the base rate loans fluctuates based upon the higher of (1) the lender’s “prime rate” and (2) the Federal Funds rate, plus a margin of 0.50%, plus an additional margin of between 0.0% and 0.5% depending on the percent of the borrowing base utilized at the time of the credit extension. The interest rate on the Eurodollar loans fluctuates based upon the rate at which Eurodollar deposits in the London Interbank market (“Libor”) are quoted for the maturity selected, plus a margin of 1.25% to 2.00% depending on the percent of the borrowing base utilized at the time of the credit extension. Eurodollar loans of one, three and nine months may be selected by us. A commitment fee of 0.375% on the unused portion of the borrowing base will accrue, and be payable quarterly in arrears. Our interest rate at September 30, 2006 was the prime rate of 8.25%.

Effective August 31, 2006, we entered into a $150 million subordinate credit facility with Wells Fargo Energy Capital, Inc. (the “Subordinate Credit Agreement”). Initial availability under the Subordinate Credit Agreement is $15 million. No borrowings under the Subordinate Credit Agreement were made at closing, nor are any currently outstanding.

The facility will be secured on a subordinated basis by a lien on all the assets of the Company and its subsidiaries, as well as a security interest in the stock of all the Company’s subsidiaries. The obligations under the Subordinate Credit Agreement will be subordinate and junior to those under the Company’s senior secured revolving credit facility with Wells Fargo Bank, N.A.(the “Senior Credit Agreement”).

The Subordinate Credit Agreement has a term of three-and-a-half years, and all principal amounts, together with all accrued and unpaid interest, will be due and payable in full on February 28, 2010. Proceeds from extensions of credit under the facility will be for acquisitions of oil and gas properties and for general corporate purposes.

Advances under the subordinate credit agreement will be in the form of either base rate loans or Eurodollar loans. The interest rare on the base rate loans fluctuates based upon the higher of (1) the lender’s “prime rate” and (2) the Federal Funds rate, plus a margin of 0.50%, plus an additional margin of 3.75%. The interest rate on the Eurodollar loans fluctuates based upon the rare at which Eurodollar deposits in the London Interbank market (“Libor”) are quoted for the maturity selected, plus a margin of 5.25%. Eurodollar loans of one, three and six months may be selected by the Company. A commitment fee of 0.50% on the unused portion of the borrowing base will accrue, and be payable quarterly in arrears. Repayments made during the first twelve months of the term Subordinate Credit Agreement will be subject to a 1% prepayment penalty. Once repaid, amounts under the Subordinate may not be re-borrowed.

Under the Subordinate Credit Agreement, borrowings are at the discretion of the Company. However, once the Company’s outstanding balance under the Senior Credit Agreement reaches $10 million, the Company’s next $10 million in borrowings must be funded under the Subordinate Credit Agreement.

The credit agreements include usual and customary affirmative covenants for credit facilities of this type and size, as well as customary negative covenants, including, among others, limitation on liens, hedging, mergers, asset sales or dispositions, payments of dividends, incurrence of additional indebtedness, certain leases and investments outside of the ordinary course of business. At September 30, 2006 we were in compliance with the aforementioned covenants.

7.	OIL AND GAS PROPERTIES

On March 20, 2006, we purchased a 100% working interest (75% net revenue interest) in leases on approximately 22,000 undeveloped acres in Culberson County Texas. The acreage, believed to contain producible reserves in the Barnett Shale and Atoka formations, was acquired through our acquisition, by merger, of Core Natural Resources, Inc., a privately-held entity that was incorporated solely to hold the leases acquired by us. Pursuant to the merger agreement, we issued 323,565 shares of our common stock and paid $ 706,123 in cash. We also assumed $2,045,258 of Core indebtedness that was paid off at the closing of the merger. The cash paid at closing was funded from cash on hand and temporary borrowings under our credit facility. In a separate transaction, we also issued an additional 46,224 shares of our common stock to a Core stockholder as consideration for the assignment of a 2% overriding royalty interest owned by that stockholder in the oil and gas leases of Core (giving us a total 77% net revenue interest). All stock issued in conjunction with these transactions is restricted stock subject to resale limitations under Rule 144 of the Securities Act of 1933. Core stockholders were also granted certain limited piggyback registration rights that will expire one year from the closing.

As a result of this transaction we recorded a $1,644,721 deferred tax liability related to the difference in the fair market value of the assets acquired and their underlying tax basis.

8.	DEFERRED TAXES

Our deferred taxes increased by approximately $4.2 million during the nine month period. Major components of the change were increases of $1.6 million related to the Core merger, $2.5 million from expensing intangible drilling costs and $ 2.1 million from the change in fair value of derivatives and decreases of $ 1.0 million from stock based compensation and $1.0 million for net operating loss carry forwards.

Deferred tax assets are shown net of a $3.1 million valuation allowance. The valuation allowance was recorded because we expect we will not be able to use net operating loss carryforwards utilization of approximately $9.1 million, relating to periods prior to the February 2005 sale of the Series G Preferred Stock, due to the limitations of Internal Revenue Code Section 382.

9.	PREFERRED STOCK

Dividends on all classes of our preferred stock are cumulative until declared as payable by our Board of Directors. Our Series E Preferred Stock accumulates at 6% per annum payable in cash, Series G Preferred Stock accumulates at 8% per annum payable in cash and Series H Preferred

Stock accumulates at 4 shares of our common stock per share of the Series H Preferred Stock per annum, payable quarterly as declared. Our Series D Preferred Stock bears no dividends.

The following table sets forth the accumulated value of undeclared dividends of our preferred stock at September 30, 2006.

Series E Preferred Stock	$429,041
Series G Preferred Stock	5,148,493
Series H Preferred Stock	35,173
$5,612,707

The Series E and Series G dividends are convertible to our common stock at $9.00 per common share. The Series H Preferred Stock has no conversion feature for unpaid dividends. These dividends call for payment of 1 common share per quarter for each preferred share. Payments on the Series H are current.

10.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No.48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and we are evaluating its requirements. We intend to adopt FIN 48 in the first quarter of 2007.

In September 2006, the Securities and Exchange Commission staff (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued to provide consistency to how companies quantify financial statement misstatements. SAB 108 establishes an approach that requires companies to quantify misstatements in financial statements based on effects of the misstatement on both the consolidated balance sheet and statement of operations and the related financial statement disclosures. Additionally, companies must evaluate the cumulative effect of errors existing in prior years that previously had been considered immaterial. Adoption of SAB 108 is encouraged for interim periods of the first fiscal year ending after November 15, 2006 and we intend to apply SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. The adoption of SAB 108 is expected to have no impact on our consolidated balance sheet, statement of operations or statement of cash flow.

Texas House Bill 3 (“HB3”), which was signed into law in May, 2006, provides a comprehensive change in the method of business taxation in Texas. HB3 eliminates the taxable capital and earned surplus components of the existing Texas franchise tax and replaces these components with a taxable margin tax. This change is effective for tax reports filed on or after January 1, 2008 (which are based upon 2007 business activity) and results in no impact on our current Texas income tax.

We are required to include, in income, the impact of HB3 on deferred state income taxes during the period which includes the date of enactment. Based upon the available information regarding the proposed implementation of this new tax, we have determined that no change in the amount of net deferred state income taxes is needed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS

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

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in this quarterly report on Form 10-Q and with the consolidated financial statements, notes and management’s discussion and analysis reported on our 2005 Form 10-K. Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties. We caution that a number of factors could cause future production, revenues and expenses to differ materially from our expectations. For a discussion on risk factors affecting our business, see the information in ITEM 1. A in our 2005 Annual Report on Form 10-K and those in Item 1.A. of this Quarterly Report.

Comparative results of operations for the periods indicated are discussed below.

Three-Month Period Ended September 30, 2006 compared to Three- Month Period Ended September 30, 2005.

Revenues

Oil and Gas Sales. During the 2006 third quarter, revenues from the sale of crude oil and natural gas, net of realized losses from our hedging instruments, were $5,610,000, up 20% from $4,692,000 in 2005. We realized a loss of $310,000 on our oil hedges and a gain of $22,000 on our gas hedges in the 2006 quarter compared to losses of $961,000 for oil and $529,000 for gas in the 2005 quarter. Hedging contracts in place for the 2006 period were also more favorable to us than those applicable to 2005 periods. The increase in net revenues was due to higher realized crude oil prices and a slight increase in production.

Our third quarter 2006 sales volumes were 45,484 barrels of crude oil and 421,889 mcf of natural gas, or 694,793 natural gas equivalents (mcfe), compared to 46,034 barrels of crude oil and

390,890 mcf of natural gas, or 667,094 mcfe in the third quarter of 2005. On a daily basis we produced an average of 7,552 mcfe in the third quarter of 2006 compared to a daily average of 7,251 mcfe in the 2005 quarter.

Oil and gas prices are reported net of the realized effect of our hedging agreements. Prices realized in the third quarter of 2006 were $61.01 per bbl of oil and $6.72 per mcf of natural gas compared to $38.58 per bbl and $7.46 per mcf in the third quarter of 2005. Prices before the effects of the hedging agreements were $67.83 per bbl and $6.67 per mcf in the third quarter of 2006 compared to $59.47 per bbl and $8.81 per mcf in the third quarter of 2005.

Costs and Expenses

Lease Operating Expenses. Lease operating expenses for the third quarter of 2006 were $2,245,000 an increase of 50% from $1,500,000 in 2005. The increase was due to higher workover costs related to production enhancing activity and higher cost of goods and services prevalent in the industry.

On a per unit basis, expenses increased from $2.25 per mcfe in 2005 to $3.23 per mcfe in 2006, due to the higher costs.

Depreciation, Depletion and Amortization (DD&A). DD&A expense for the third quarter of 2006 was $1,028,000 compared to expense of $862,000 for the prior year quarter, due primarily to the increase in the DD&A rate per unit from $1.29 per mcfe in 2005 to $1.48 per mcfe in 2006.

General and Administrative (G&A) Expenses. Our G&A expenses were $2,130,000 in the 2006 quarter compared to $973,000 in 2005. Included in G&A expense for the 2006 quarter is a non-cash stock option expense of $1,005,000 ($1.45 per mcfe) related to our adoption of SFAS 123R on January 1, 2006. On a per unit basis, expenses increased from $1.46 per mcfe in 2005 to $3.07 per mcfe in 2006.

Exploration Expense. Exploration expense was $181,000 in 2006 as we purchased data for prospect development and made a delay rental payment in association with our Culberson County leases. No G&G costs were incurred in 2005 as we focused our capital program on the development of our proved reserves.

Dry Holes, Abandonment Costs and Impaired Assets. Dry hole, abandonment and impairment expense was $47,000. The expense was related to costs incurred on unsuccessful acquisitions.

Interest Expense. Interest expense was $34,000 in the 2006 quarter, down from $45,000 in 2005. Total interest increased to $88,000 for the 2006 quarter because of higher outstanding balance on our credit facility, however $54,000 of that interest was capitalized related to development of our Rodessa Prospect.

Other Financing Costs. Other financing costs were $51,000 in the 2006 quarter compared with $12,000 in 2005. The expense in 2006 was comprised primarily of the amortization of capitalized costs associated with the revolving senior credit facility entered into in July 2005 and the subordinate credit agreement entered into on August 31, 2006 and to commitment fees related to the unused portion of the credit facilities.

Unrealized Gain/(Loss) on Derivative Instruments. Unrealized gain or loss on derivative instruments is the change during the quarter in the mark-to-market exposure under our commodity price hedging instruments. This non-cash increase in earnings for 2006 was $4,343,000 compared with a non-cash expense of $3,319,000 for the 2005 quarter. This expense will vary period to period, and will be a function of the hedges in place, the strike prices of those hedges and the current NYMEX prices at each balance sheet date.

Income Taxes. Our net income before taxes was $4,243,000 in 2006 compared with a net loss of $2,028,000 in 2005. After adjusting for permanent tax differences, we recorded income tax expense of $1,636,000 in 2006 and an income benefit of $773,000 in 2005.

Dividends on Preferred Stock. Dividends on preferred stock were $916,000 in the 2006 quarter compared with $934,000 in 2005. Dividends in 2006 included $817,000 on the Series G Preferred Stock, $31,000 on the Series H Preferred Stock and $68,000 on the Series E Preferred Stock. Dividends on preferred stock for 2005 included $817,000 on the Series G Preferred Stock, $49,000 on the Series H Preferred Stock, $68,000 on the Series E Preferred Stock.

Nine-Month Period Ended September 30, 2006 compared to Nine- Month Period Ended September 30, 2005.

Revenues

Oil and Gas Sales. During the 2006 nine month period, revenues from the sale of crude oil and natural gas, net of realized losses from our hedging instruments, were $15,874,000, up 25% from $12,694,000 in 2005. We realized a loss of $760,000 on our oil hedges and a gain of $10,000 on our gas hedges in the 2006 period compared to losses of $2,106, 000 for oil and $853,000 for gas in the 2005 period. Hedging contracts in place for the 2006 period were also more favorable to us than those applicable to 2005 periods. The increase in net revenues was due to higher realized crude oil and natural gas prices which offset production declines.

For the nine month period of 2006, sales volumes were 136,517 barrels of crude oil and 1,105,341 mcf of natural gas, or 1,924,443 natural gas equivalents (mcfe) compared to 138,513 barrels of crude oil and 1,155,543 mcf of natural gas, or 1,986,621 mcfe in the 2005 period. On a daily basis we produced an average of 7,049 mcfe in the nine months of 2006 compared to a daily average of 7,277 mcfe in the 2005 period.

Oil and gas prices are reported net of the realized effects of our hedging agreements. Prices realized in the nine month period of 2006 were $59.86 per bbl and $6.97 per mcf compared to $37.24 per bbl and $6.52 per mcf in the 2005 period. Prices before the effects of the hedging agreements were $65.43 per bbl and $6.96 per mcf in the nine month period of 2006 compared to $52.45 per bbl and $7.26 per mcf in the 2005 period.

Costs and Expenses

Lease Operating Expenses. Lease operating expenses for the nine month period of 2006 were $5,535,000, an increase of 31% from $4,226,000 in 2005. The increase was due to higher production taxes from higher revenues, higher expense related to production enhancing costs incurred on producing wells and higher cost of goods and services prevalent in the industry.

On a per unit basis, expenses increased from $2.15 per mcfe in 2005 to $2.88 per mcfe in 2006 on the higher costs and lower production.

Depreciation, Depletion and Amortization (DD&A). DD&A expense for the nine month period of 2006 was $2,702,000 compared to expense of $2,353,000 for the prior year period, due primarily to the increase in the DD&A rate per unit from $1.18 per mcfe in 2005 to $1.40 per mcfe in 2006.

General and Administrative (G&A) Expenses. Our G&A expenses were $5,994,000 in the 2006 period compared to $2,526,000 in 2005 due primarily to the non-cash stock option expense of $2,728,000 ($1.42 per mcfe) related to our adoption of SFAS 123R on January 1, 2006. On a per unit basis, expenses increased from $1.27 per mcfe in 2005 to $3.11 per mcfe in 2006.

Exploration Expense. Exploration expense was $237,000 in 2006 as we have acquired data for prospect generation and made a delay rental payment in association with our Culberson County leases. No G&G costs were incurred in 2005 as we focused our capital program on the development of our proved reserves.

Dry Holes, Abandonment Costs and Impaired Assets. Dry hole, abandonment and impairment expense was $59,000 in 2006 compared to $391,000 in 2005. The 2006 expense was primarily from unsuccessful acquisitions. The 2005 expense was the result of our participation in an unsuccessful exploratory well.

Interest Expense. Interest expense decreased to $100,000 in the 2006 period, compared to $1,261,000 in 2005, primarily due to the retirement of debt in our February 2005 recapitalization.

Other Financing Costs. Other financing costs were $139,000 in 2006 compared with $1,922,000 in 2005. The expense in 2006 was comprised primarily of the amortization of capitalized costs associated with the revolving senior credit facility entered into in July 2005 and the subordinate credit agreement entered into on August 31,2006 and fees related to the unused portion of the credit facilities. Costs in 2005 included the writeoff of capitalized debt issuance costs associated with previous financings that were repaid with proceeds from the sale of the Series G Preferred Stock in February 2005.

Unrealized Gain/(Loss) on Derivative Instruments. Unrealized gain or loss on derivative instruments is the change during the period in the mark-to-market exposure under our commodity price hedging instruments. This non-cash increase in earnings for 2006 was $5,620,000 compared with a non-cash expense of $4,715,000 for the 2005 period. This expense will vary period to period and will be a function of the hedges in place, the strike prices of those hedges and the current NYMEX prices at each balance sheet date.

Income Taxes. Our net income before taxes was $6,745,000 for the 2006 period. After adjusting for permanent tax differences, we recorded $2,564,000 in income tax expense. We reported a net loss before taxes of $4,806,000 in the 2005 period resulting in an income tax benefit of $1,623,000.

Dividends on Preferred Stock. Dividends on preferred stock were $2,728,000 in 2006 compared with $2,632,000 in 2005. Dividends in 2006 included $2,423,000 on the Series G Preferred Stock, $103,000 on the Series H Preferred Stock and $202,000 on the Series E Preferred Stock. Dividends for preferred stock in 2005 included $1,908,000 on the Series G Preferred Stock, $125,000 on the Series H Preferred Stock, $202,000 on the Series E Preferred Stock and $397,000 for the other series of preferred stock previously issued by the Company and/or its subsidiaries and retired as part of the February 28, 2005 recapitalization.

Financial Condition and Capital Resources

At September 30, 2006, our current liabilities exceeded our current assets by $1,283,045, while at December 31, 2005 our current liabilities exceeded our current assets by $1,030,657. At September 30, 2006 we had $19,326,319 available on our revolving line of credit and $15,000,000 available under our subordinate credit agreement. During the nine month period, we generated $8,697,397 in cash flow from operations compared to $1,949,882 in the prior year period. We believe cash flow, along with available borrowings under our credit agreements, will be sufficient to fund our daily operations, debt service and planned capital development program in 2006.

Effective August 31, 2006, we entered into a Subordinate Credit Agreement and amended our Senior Credit Agreement as discussed in note 6.

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

Interest Rate Risk

We are exposed to interest rate risk on debt with variable interest rates. At September 30, 2006, we carried variable rate debt of $5,673,681. Assuming a one percentage point change in interest rates on variable rate debt outstanding at September 30, 2006, the annual pretax results of operations would change by $56,737.

Commodity Price Risk

We hedge a portion of price risk associated with our oil and natural gas sales through contractual arrangements which are classified as derivative instruments. As of September 30, 2006, these derivative instruments had an estimated fair value asset of $2,472,218 as an asset. A hypothetical change in oil and gas prices could have an effect on oil and gas futures prices, which are used to estimate the fair value of our derivative instruments. Considering the highly volatile nature of energy commodity prices in the near and long term consideration of attributes impacting them, it is not practicable to estimate the resultant change.

ITEM 4.    CONTROLS AND PROCEDURES

Our president and chief executive officer and our chief financial officer have concluded, based on their evaluation as of the end of the period covered by this Form 10-Q, that our disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that our disclosure controls and procedures are effective to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our president and chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the period covered by this report, there has been no change in our internal controls over financial reporting that materially affected, or is reasonably likely to material affect, these controls.

PART II OTHER INFORMATION

ITEM 1.A.	Risk Factors.

Set forth below are changes to our risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, to provide for our 1-for-10 reverse stock split and our entry into our subordinate credit agreement:

Our 1-for-10 reverse stock split could reduce the total market value of our common stock, increase the volatility of our stock price and has increased the number of shares of common stock we may issue.

Our 1-for-10 reverse stock split effectuated after the close of business on September 15, 2006, where each 10 shares of our common stock was combined and converted into one share of common stock, with any fractional shares resulting from the split rounded upward to the nearest whole number of shares, could reduce the liquidity of our common stock. Reduced liquidity may reduce the value of our common stock and our ability to use our equity as consideration for an acquisition or other corporate opportunity. In addition, the reverse split has decreased the number of shares outstanding, giving individual orders the potential to create increased volatility in our stock price. As a result of the reverse stock split, we are able to issue significantly more shares of our common stock which could have a material adverse affect on the market price of our common stock. We are currently authorized to issue 200 million shares of common stock and, as a result of the reverse stock split, have approximately 3.3 million shares outstanding based on our capitalization as of November 10, 2006.

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

Our senior revolving credit facility and subordinate credit facility contain a number of significant negative covenants that place limits on our activities and operations, including those relating to:

•	creation of liens,
•	hedging,
•	mergers, acquisitions, asset sales or dispositions,
•	payments of dividends,
•	incurrence of additional indebtedness, and
•	certain leases and investments outside of the ordinary course of business.

In addition, our credit facilities require us to maintain compliance with specified financial and asset ratios and satisfy certain financial condition and reserve coverage tests. Our ability to comply with these ratios and financial condition and reserve coverage tests may be affected by events beyond our control, and we cannot assure you that we will meet these ratios and tests. These financial and asset ratio restrictions and financial condition and reserve coverage tests could limit our ability to obtain future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general or otherwise conduct necessary or desirable corporate activities.

A breach of any of these covenants or our inability to comply with the required ratios or tests could result in a default under our credit facilities. A default, if not cured or waived, could result in all of our indebtedness under both facilities becoming immediately due and payable. If that should occur, we may not be able to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us.

As of September 30, 2006, we had outstanding debt of $5,673,681 under our senior credit facility and no outstanding debt under our subordinate credit facility. We may borrow up to an additional $19,326,319 under our revolving credit facility and $15 million under our subordinate facility to fund acquisitions or for general corporate purposes. Our debt obligations could increase substantially.

ITEM 4	Submission of Matters to a Vote of Security Holders.

As reported in our Definitive Information Statement on Schedule 14C filed August 18, 2006, on August 1, 2006, one of our stockholders holding more than a majority of the outstanding shares of common stock, Series G Preferred Stock and Series H Preferred Stock, voting on an as-if converted to common stock basis, executed a written consent approving the amendment to our certificate of incorporation to effect a 1-for-10 reverse stock split, whereby each 10 shares of our common stock would be combined and converted into 1 share of common stock, with any fractional shares rounded upwards to the nearest whole number of shares. This consent was executed following approval of the actions by our board of directors on July 28, 2006. The stock split was effected after the close of business on September 15, 2006.

ITEM 6.    EXHIBITS.

Number	Description

4.1	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated by reference to the Appendix to our Definitive Information Statement filed August 18, 2006).

*31.1	Certification of Chief Executive Officer pursuant to Exchange Rule13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Exchange Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification pursuant to 18.U.S.C Section 1350 pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON EXPLORATION INC.

(Registrant)

Date:	November 10, 2006	By:	/s/ Allan D. Keel
Allan D. Keel
President and Chief Executive Officer

Date:	November 10, 2006	By:	/s/ E. Joseph Grady
E. Joseph Grady
Senior Vice President and Chief Financial Officer