Form 10-Q
period 2007-03-31
CRIMSON EXPLORATION INC.
filed 2007-05-21
CIK 813779

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from to ____

Commission file number 000-21644

CRIMSON EXPLORATION INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	20-3037840 (IRS Employer Identification No.)

717 Texas Avenue, Suite 2900 Houston, Texas (Address of principal executive offices)	77002 (zip code)

480 N. Sam Houston Parkway East, Suite 300 Houston, Texas (Former address of principal executive offices)	77060 (Former zip code)

(713) 236-7400

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

On May 11, 2007, there were 4,093,969 shares of common stock outstanding.

FORM 10-Q

CRIMSON EXPLORATION INC.

FOR THE QUARTER ENDED

MARCH 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2007	2006
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$—	$23,321
Accounts receivable – trade, net of allowance for doubtful
accounts of $118,110 and $118,110 , respectively	4,288,542	3,283,270
Prepaid and other current expenses	462,494	225,304
Derivative instruments	—	700,088
Total current assets	4,751,036	4,231,983

PROPERTY AND EQUIPMENT
Oil and gas properties, using the successful efforts
method of accounting	98,005,037	91,656,534
Other property and equipment	1,783,110	1,713,911
Less accumulated depreciation, depletion and amortization	(17,595,319)	(16,823,553)

Total property and equipment, net	82,192,828	76,546,892

NONCURRENT ASSETS
Deposits	49,502	49,502
Debt issuance cost, net	400,249	449,583
Derivative instruments	1,253,508	2,233,800
Deferred tax asset, net	2,285,413	1,190,962
Total other assets	3,988,672	3,923,847

TOTAL ASSETS	$90,932,536	$84,702,722

The Notes to Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2007	2006
	(unaudited)
CURRENT LIABILITIES
Current portion of long-term debt	$97,653	$91,093
Accounts payable – trade	6,603,339	9,778,359
Accrued expenses	355,821	736,406
Income taxes payable	75	75
Asset retirement obligations	173,925	185,414
Derivative instruments	181,735	—
Deferred tax liability, net	119,057	140,808
Total current liabilities	7,531,605	10,932,155

NONCURRENT LIABILITIES
Long-term debt, net of current portion	18,333,377	8,414,993
Asset retirement obligations	4,092,347	4,029,791
Other noncurrent liabilities	518,219	—
Total noncurrent liabilities	22,943,943	12,444,784

Total liabilities	30,475,548	23,376,939

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock (see Note 2)	1,032	1,032
Common stock (see Note 2)	3,335	3,334
Additional paid-in capital	80,741,702	79,693,736
Retained deficit	(20,289,081)	(18,372,319)
Total stockholders’ equity	60,456,988	61,325,783

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$90,932,536	$84,702,722

The Notes to Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months
	Ended March 31,
	2007	2006

OPERATING REVENUES
Oil and gas sales	$4,520,789	$5,113,497
Operating overhead and other income	26,337	26,152
Total operating revenues	4,547,126	5,139,649

OPERATING EXPENSES
Lease operating expenses	1,812,208	1,579,320
Exploration expenses	135,611	8,777
Depreciation, depletion and amortization	771,766	754,376
Dry holes, abandoned property and impaired assets	—	4,386
Asset retirement obligations	74,719	20,994
General and administrative	2,310,227	1,723,663
Total operating expenses	5,104,531	4,091,516

INCOME (LOSS) FROM OPERATIONS	(557,405)	1,048,133

OTHER INCOME (EXPENSE)
Interest expense	(17,969)	(9,922)
Other financing cost	(77,258)	(45,117)
Loss from equity in investments	—	(1,843)
Unrealized gain (loss) on derivative instruments	(1,862,113)	1,108,280
Total other income (expense)	(1,957,340)	1,051,398

INCOME (LOSS) BEFORE INCOME TAXES	(2,514,745)	2,099,531

INCOME TAX(EXPENSE) BENEFIT	952,151	(726,722)

NET INCOME (LOSS)	(1,562,594)	1,372,809

DIVIDENDS ON PREFERRED STOCK (Paid 2007 — $0; 2006 — $39,900)	(895,494)	(896,578)

NET INCOME (LOSS) AVAILABE TO COMMON SHAREHOLDERS	$(2,458,088)	$476,231

NET INCOME (LOSS) PER SHARE
BASIC	$(0.74)	$0.16
DILUTED	$(0.74)	$0.16

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	3,333,806	2,958,039
DILUTED	3,333,806	8,554,496

The Notes to Consolidated Financial Statements are an integral part of these statements

CRIMSON EXPLORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(UNAUDITED)

	NUMBER OF SHARES
					ADDITIONAL
	PREFERRED	COMMON	PREFERRED	COMMON	PAID-IN	RETAINED
	STOCK	STOCK	STOCK	STOCK	CAPITAL	DEFICIT
BALANCE DECEMBER 31, 2006	103,220	3,333,602	$ 1,032	$ 3,334	$ 79,693,736	$ (18,372,319)
Cumulative change in accounting principles	—	—	—	—	—	(354,168)
Share based compensation	—	—	—	—	1,047,967	—
Preferred H converted	(10)	1,429	—	1	(1)	—
Current period loss	—	—	—	—	—	(1,562,594)
BALANCE MARCH 31, 2007	103,210	3,335,031	$ 1,032	$ 3,335	$ 80,741,702	$(20,289,081)

The Notes to Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,562,594)	$1,372,809
Adjustments to reconcile net income (loss) to net cash (used in)
provided by operating activities:
Depreciation, depletion and amortization	771,766	754,376
Asset retirement obligations	51,067	20,994
Stock compensation expense	1,035,255	723,345
Debt issuance cost	49,334	26,972
Deferred tax expense (benefit)	(952,151)	593,237
Loss from equity in investments	—	1,843
Dry holes, abandoned property, impaired assets	—	4,386
Unrealized (gain) loss on derivative instruments	1,862,113	(1,108,280)
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable- trade, net	(1,005,270)	567,428
Increase in prepaid expenses	(237,190)	(290,883)
Increase (decrease) in accounts payable and accrued expenses	(3,542,893)	76,683
Net cash (used in) provided by operating activities	(3,530,563)	2,742,910

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,392,940)	(3,955,811)
Net cash used in investing activities	(6,392,940)	(3,955,811)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock options and warrants exercised	—	16,200
Proceeds from debt	17,990,936	2,845,360
Payments on debt	(8,090,754)	(1,848,536)
Net cash provided by financing activities	9,900,182	1,013,024

DECREASE IN CASH AND CASH EQUIVALENTS	(23,321)	(199,877)

CASH AND CASH EQUIVALENTS,
Beginning of period	23,321	474,393

CASH AND CASH EQUIVALENTS,
End of period	$—	$274,516

CASH PAID FOR INTEREST	$186,969	$13,641
CASH PAID FOR INCOME TAXES	$—	$31,000

The Notes to Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

(UNAUDITED)

1.	BASIS OF PRESENTATION

During interim periods, we follow the accounting policies set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report when reviewing interim financial results.

The accompanying financial statements include Crimson Exploration Inc. and its wholly-owned subsidiaries: Crimson Exploration Operating, Inc., formed January 5, 2006, and LTW Pipeline Co., formed April 19, 1999 (“the Company”). All material intercompany transactions and balances are eliminated upon consolidation. Certain reclassifications were made with previously reported amounts to make them consistent with the current presentation format.

On January 5, 2006 we formed Crimson Exploration Operating, Inc., a Delaware corporation, as our wholly owned subsidiary through which all oil and gas operations will be conducted. On March 2, 2006, we merged all of our previous subsidiaries, with the exception of LTW Pipeline Co., into this newly formed corporation. LTW Pipeline Co. remains an inactive subsidiary of Crimson Exploration Inc.

In management’s opinion, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations, and the cash flows of the Company for the interim periods. Results for the interim period are not necessarily indicative of results to be expected for the entire year.

2.	STOCKHOLDERS’ EQUITY

On September 15, 2006, we effected a reverse stock split where each ten shares of outstanding common stock were exchanged for one new share of common stock. All periods presented have been adjusted to reflect the effects of the reverse stock split.

On May 12, 2006, we issued 2,410 shares of unregistered, restricted common stock to two members of our board of directors as compensation pursuant to the Director Compensation Plan. The restricted stock vested one year after the date of grant. The stock was valued at $8.30 per share on the grant date, the closing market price of the stock on the date of grant. This restricted stock is subject to resale limitations under Rule 144 of the Securities Act of 1933.

On March 20, 2006, we issued a total of 323,565 shares of unregistered common stock as partial consideration for the acquisition, by merger, of Core Natural Resources, Inc. (“Core”), and an additional 46,224 shares to a Core shareholder for a 2% overriding royalty interest owned by him in the Core leasehold interests. The stock was valued at $7.40 per share, the closing market price of the stock on the day preceding the closing of the merger. The stock issued is restricted stock subject to resale limitations under Rule 144 of the Securities Act of 1933. Holders of the restricted stock were also granted limited piggyback registration rights that expired on March 19, 2007.

On March 1, 2006, we issued 26,234 shares of unregistered, restricted common stock to members of our management in lieu of cash performance bonuses for calendar year 2005. The restricted stock vested one year after the date of grant. The stock was valued at $7.50 per share on the grant date, the closing market price of the stock on the date of grant. This restricted stock is also subject to resale limitations under Rule 144 of the Securities Act of 1933.

Common Stock	March 31,	December 31,
	2007	2006
Par value $0.001; 200,000,000 shares authorized; 3,335,031 and 3,333,602 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	$3,335	$3,334

Preferred Stock

Series D, par value $0.01; 12,000 shares authorized; 8,000 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively. The Series D preferred stock does not pay dividends and is not redeemable. The liquidation value is $500 per share. After three years from the date of issue, and thereafter, the shares are convertible to Common Stock based upon a value of $500 per Series D share divided by $80.00 per share of Common Stock.	$80	$80

Series E, par value $0.01; 9,000 shares authorized; 9,000 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively. The Series E pays dividends, as declared, at a rate of 2.5% per annum increasing to 6% per annum July 1, 2004, has a liquidation value of $500 per share, may be redeemed at our option and, as amended, is convertible to Common Stock based upon a value of $500 per Series E share divided by $20.00 per share of Common Stock ($9.00 per share with respect to accumulated undeclared dividends).	90	90

Series G, par value $0.01; 81,000 shares authorized; 81,000 issued and outstanding at March 31, 2007 and December 31, 2006. The Series G preferred stock pays dividends, as declared, at a rate of 8% annually, has a liquidation value of $500 per share, may be redeemed at our option under certain circumstances and is convertible to Common Stock based upon a value of $500 per Series G share divided by $9.00 per share of Common Stock. We may defer dividends for the first four years and they are also convertible into our common stock at $9.00 per share	810	810

Series H, par value $0.01; 6,500 shares authorized; 5,210 and 5,220 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively. The Series H preferred stock pays dividends, as declared, at a rate of 40 common shares per preferred share per annum, has a liquidation value of $500 per share, may be redeemed at our option and is exchangeable for Common Stock based upon a value of $500 per Series H share divided by $3.50 per share of Common Stock.	52	52
	$$1,032	$$1,032

3.	NON-CASH INVESTING AND FINANCING ACTIVITIES

During the three month period ended March 31, 2007 we financed a new field truck for $24,762. The dividends associated with the Series H Preferred Stock for the fourth quarter of 2006 were paid in April 2007. Also, as a result of the adoption of FIN 48 on January 1, 2007, our noncurrent liabilities increased by $0.5 million, our deferred tax asset increased by $0.2 million and our retained deficit increased by $0.3 million.

During the three month period ended March 31, 2006 we issued 323,565 shares of common stock, valued at approximately $2.4 million, as partial consideration for the acquisition of oil and gas leases via merger with Core Natural Resources, Inc. As a result of this transaction we also increased the book value of oil and gas leases by recording a $1.6 million deferred tax liability related to the difference in the fair market value of the assets acquired and their underlying tax basis. Related to this transaction, we also acquired a 2% overriding royalty interest in that leasehold acreage by issuing 46,224 shares of common stock valued at approximately $0.3 million. In a separate transaction, we recorded an increase in oil and gas leases of $0.5 million through the exchange of a $0.3 million account receivable and through the reclassification of a $0.2 million investment in a partnership upon distribution of assets by that partnership. We also paid dividends to the holders of Series H Preferred Stock by issuing 5,250 shares of common stock valued at $39,900 based on the closing market price on the date of the grants. Also, one of our employees exercised options to purchase 200 shares of common stock options for $900 which is recorded as an account receivable. Under our cashless exercise procedures, the stock was posted for sale by a broker and the receivable was subsequently settled.

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

The following derivatives were in place at March 31, 2007:

Crude Oil		Volume/ Month	Price/ Unit	Fair Value
Jan 2007 – Dec 2007	Collar	3,000 Bbls	Floor $45.00 - $59.45 Ceiling	$(278,382)
Jan 2007 – Dec 2007	Collar	5,100 Bbls	Floor $69.64 - $84.35 Ceiling	183,454
Jan 2008 – Dec 2008	Swap	6,500 Bbls	$76.40	469,529
Jan 2009 – Dec 2009	Swap	5,200 Bbls	$74.20	297,974
Jan 2010 – Dec 2010	Swap	4,250 Bbls	$72.32	216,011
Jan 2011 – Dec 2011	Swap	3,300 Bbls	$70.74	136,975

Natural Gas
Jan 2007 – Dec 2007	Collar	20,000 MMBTU	Floor $6.00 - $6.95 Ceiling	(204,829)
Jan 2007 – Dec 2007	Collar	37,000 MMBTU	Floor $8.00 - $11.84 Ceiling	149,731
Jan 2008 – Dec 2008	Swap	47,000 MMBTU	$8.97	141,389
Jan 2009 – Dec 2009	Swap	36,000 MMBTU	$8.32	(8,029)
Jan 2010 – Dec 2010	Swap	29,000 MMBTU	$7.88	(32,050)

Net fair value asset				$1,071,773
Current fair value liability				$(181,735)
Noncurrent fair value asset				$1,253,508

We also had the following put options in place at March 31, 2007, for the months reflected.

Crude Oil	Monthly	Price per Bbl
	Volume
Nov 2006 – Apr 2007	5,000 Bbls	$25.75

The value of these put options was minimal.

At the end of each reporting period we are required by SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” to record on our balance sheet the marked to market valuation of our derivative instruments. We recorded a net asset for derivative instruments of $1.1 million and $2.9 million at March 31, 2007 and December 31, 2006, respectively. As a result of these agreements, we recorded a non-cash charge, for unsettled contracts, of $1.9 million for the three month period ended March 31, 2007 and a non-cash increase in earnings of $1.1 million for the three month period ended March 31, 2006. The estimated change in fair value of the derivatives is reported in Other Income (Expense) as unrealized gain (loss) on derivative instruments.

For settled contracts, we realized gains, reflected in oil and gas sales, of $0.3 million and losses of $0.2 million for the three month periods ended March 31, 2007, and 2006, respectively.

5.	STOCK BASED COMPENSATION

The following table reflects compensation expense related to stock options:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006
Compensation expense related to stock options, net of tax of $383,868 and $275,994, respectively	$ 626,310	$ 450,305

Basic earnings per share impact	(0.19)	0.01
Diluted earnings per share impact	(0.07)	0.00

6.	FINANCING ACTIVITY

On August 31, 2006, we entered into a $150.0 million subordinate credit facility with Wells Fargo Energy Capital, Inc. (the “Subordinate Credit Agreement”). Initial availability under the Subordinate Credit Agreement was $15.0 million.

The facility is secured on a subordinated basis by a lien on all the assets of the Company and its subsidiaries, as well as a security interest in the stock of all the Company’s subsidiaries. The obligations under the Subordinate Credit Agreement were subordinate and junior to those under the Company’s senior secured revolving credit facility with Wells Fargo Bank, N.A. (the “Senior Credit Agreement”).

The Subordinate Credit Agreement had a term of three-and-a-half years, and all principal amounts, together with all accrued and unpaid interest, were due and payable in full on February 28, 2010. Proceeds from extensions of credit under the facility were for acquisitions of oil and gas properties and for general corporate purposes.

Advances under the subordinate credit agreement were in the form of either base rate loans or Eurodollar loans. The interest rate on the base rate loans fluctuated based upon the higher of (1) the lender’s “prime rate” and (2) the Federal Funds rate, plus a margin of 0.50%, plus an additional margin of 3.75%. The interest rate on the Eurodollar loans fluctuated based upon the rate at which Eurodollar deposits in the London Interbank market (“Libor”) were quoted for the maturity selected, plus a margin of 5.25%. Eurodollar loans of one, three and six months could have been selected by the Company. A commitment fee of 0.50% on the unused portion of the borrowing base accrued, and was payable quarterly in arrears. Repayments made during the first twelve months of the term Subordinate Credit Agreement were subject to a 1% prepayment penalty. Once repaid, amounts under the Subordinate Credit Agreement could not be re-borrowed.

Under the Subordinate Credit Agreement, borrowings were at the discretion of the Company. However, once the Company’s outstanding balance under the Senior Credit Agreement reached $10.0 million, the Company’s next $10.0 million in borrowings were required to be funded under the Subordinate Credit Agreement.

In connection with the Subordinate Credit Agreement, we amended our Senior Credit Agreement, primarily to provide for the Subordinate Credit Agreement but also to provide for a redetermined borrowing base of $25.0 million and to extend the maturity date of the facility to August 31, 2009.

The credit agreements included usual and customary affirmative covenants for credit facilities of this type and size, as well as customary negative covenants, including, among others, limitation on liens, hedging, mergers, asset sales or dispositions, payments of dividends, incurrence of additional indebtedness, certain leases and investments outside of the ordinary course of business. At March 31, 2007 we were in compliance with the aforementioned covenants.

At March 31, 2007, we had $5.0 million outstanding under the Subordinate Credit Agreement and $13.3 million outstanding under the Senior Credit Agreement.

7.   OIL AND GAS PROPERTIES

On March 20, 2006, we purchased a 100% working interest (75% net revenue interest) in leases on approximately 22,000 undeveloped acres in Culberson County Texas. The acreage, believed to contain producible reserves in the Barnett Shale and Atoka formations, was acquired through our acquisition, by merger, of Core Natural Resources, Inc., a privately-held entity that was incorporated solely to hold the leases acquired by us. Pursuant to the merger agreement, we issued 323,565 shares of our common stock and paid approximately $0.7 million in cash. We also assumed approximately $2.0 million of Core indebtedness that was paid off at the closing of the merger. The cash paid at closing was funded from cash on hand and temporary borrowings under our credit facility. In a separate transaction, we also issued an additional 46,224 shares of our common stock to a Core stockholder as consideration for the assignment of a 2% overriding royalty interest owned by that stockholder in the oil and gas leases of Core (giving us a total 77% net revenue interest). All stock issued in conjunction with these transactions is restricted stock subject to resale limitations under Rule 144 of the Securities Act of 1933. Core stockholders were also granted certain limited piggyback registration rights that expired on March 19, 2007.

As a result of this transaction, we recorded a $1.6 million deferred tax liability related to the difference in the fair market value of the assets acquired and their underlying tax basis.

8.	INCOME TAXES

Our deferred taxes increased by approximately $1.1 million during the first quarter 2007. Major components of the change, before adjusting for the effective tax rate, were increases of $1.9 million from the change in fair value of derivatives, $1.0 million related to stock based compensation and $4.7 million related to net operating loss carry forwards and decreases of $4.7 million related to the expensing of intangible drilling costs.

Deferred tax assets are shown net of a $3.4 million valuation allowance. The majority of the valuation allowance was recorded in 2005 because we expect we will not be able to use net operating loss carryforwards of approximately $9.1 million due to the limitations of Internal Revenue Code Section 382.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No.48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. The effect of adoption of FIN 48 is required to be recognized as a change in accounting principle through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption.

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption, we recognized $0.5 million in our tax liability for unrecognized income tax benefits, of which $0.3 million was recorded as an increase in beginning retained deficit. We did not recognize any interest expense or penalties on unrecognized tax benefits as of the date of adoption. We do not anticipate a significant increase in unrecognized tax benefits during the next 12 months. At March 31, 2007, the unrecognized tax benefit amount has not significantly changed from adoption.

FIN 48 requires that interest expense and penalties related to unrecognized tax benefits be recognized in our Statement of Operations. FIN 48 allows recognized interest and penalties to be classified as either income tax expense or another appropriate expense classification. If we recognize interest expense or penalties on future unrecognized tax benefits, we will classify such interest and penalties as income tax expense. As of March 31, 2007, we have not accrued interest related to uncertain tax positions.

We file income tax returns in the United States and various state jurisdictions. The years 1995 through 2006 are subject to examination by the taxing authorities in the respective jurisdictions where our returns were filed.

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

The following table sets forth the accumulated value of undeclared dividends of our preferred stock at March 31, 2007.

Series E Preferred Stock	$563,671
Series G Preferred Stock	6,764,055
Series H Preferred Stock	64,865
$7,392,591

The Series E and Series G dividends are convertible to our common stock at $9.00 per common share. The Series H Preferred Stock has no conversion feature for unpaid dividends. These dividends call for payment of one common share per quarter for each preferred share. Payments on the Series H are current.

10.	SUBSEQUENT EVENT

On May 8, 2007, we acquired oil and gas properties in the South Texas and Gulf Coast areas of Texas and Louisiana from EXCO Resources, Inc. (“EXCO”) for total consideration, as of the January 1, 2007 effective date, of $285.0 million in cash and 750,000 shares of Crimson common stock valued at approximately $4.6 million on the closing date. After reduction for applicable adjustments for activity between the effective date and the closing date, and other customary purchase price adjustments, the cash portion of the purchase price paid at closing was $245.4 million, which is subject to a post-closing adjustment. The properties acquired include approximately 250 producing wells in over 30 fields, are 90% natural gas and are approximately 80% PDP by value. We will have an average 65% working interest in the properties and will operate more than 80% of the value being acquired. The cash portion of the purchase price was financed through an amended and restated $400.0 million revolving credit facility and a new $150.0 million second lien credit facility. The acquisition was accomplished by way of conveyance of 100% of the membership interests of Southern G Holdings, LLC, a wholly owned subsidiary of EXCO, from EXCO to us.

11. RECENT ACCOUNTING PRONOUNCEMENT

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. It applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. We are evaluating what impact, if any, the adoption of SFAS No. 159 will have on our financial position, consolidated results of operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in this quarterly report on Form 10-Q and with the consolidated financial statements, notes and management’s discussion and analysis reported on our 2006 Form 10-K. Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties.

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

We caution that a number of factors could cause future production, revenues and expenses to differ materially from our expectations. For a discussion on risk factors affecting our business, see the information in “ITEM 1A. Risk Factors” contained in our most recent Annual Report filed on Form 10-K with the Securities and Exchange Commission and those in Item 1.A. of this Quarterly Report.

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

Subsequent Event

On May 8, 2007, we acquired oil and gas properties in the South Texas and Gulf Coast areas of Texas and Louisiana from EXCO Resources, Inc. (“EXCO”) for total consideration, as of the January 1, 2007 effective date, of $285.0 million in cash and 750,000 shares of Crimson common stock valued at approximately $4.6 million on the closing date. After reduction for applicable adjustments for activity between the effective date and the closing date, and other customary purchase price adjustments, the cash portion of the purchase price paid at closing was $245.4 million, which is subject to a post-closing adjustment. The properties acquired include approximately 250 producing wells in over 30 fields, are 90% natural gas and are approximately 80% PDP by value. We will have an average 65% working interest in the properties and will operate more than 80% of the value being acquired. The cash portion of the purchase price was financed through an amended and restated $400.0 million revolving credit facility and a new $150.0 million second lien credit facility. The acquisition was accomplished by way of conveyance of 100% of the membership interests of Southern G Holdings, LLC, a wholly owned subsidiary of EXCO, from EXCO to us.

Comparative results of operations for the periods indicated are discussed below.

Three-Month Period Ended March 31, 2007 compared to Three- Month Period Ended March 31, 2006.

Revenues

Oil and Gas Sales. Revenues from the sale of crude oil and natural gas, net of realized gains from our hedging instruments, decreased approximately $0.6 million, or 10%, to $4.5 million in the first quarter 2007 compared to $5.1 million in the first quarter 2006. We realized a gain of $0.2 million on our oil hedges and a gain of $0.1 million on our gas hedges in the 2007 quarter compared to losses of $0.1 million for oil and $30,000 for gas in the 2006 quarter. The decrease in net revenues was primarily due to lower production volumes.

Our first quarter 2007 sales volumes were 38,287 barrels of crude oil and 313,096 mcf of natural gas, or 542,818 natural gas equivalents (mcfe), compared to 45,846 barrels of crude oil and 317,606 mcf of natural gas, or 592,682 mcfe in the first quarter 2006, a decrease of 8%. On a daily basis we produced an average of 6,031 mcfe in the first quarter 2007 compared to a daily average of 6,585 mcfe in the first quarter 2006.

Oil and gas prices are reported net of the realized effect of our hedging agreements. Prices realized in the first quarter 2007 were $60.28 per bbl of oil and $7.07 per mcf of natural gas compared to $58.11 per bbl and $7.71 per mcf in the first quarter 2006. Prices before the effects of the hedging agreements were $55.83 per bbl and $6.71 per mcf in the first quarter 2007 compared to $61.04 per bbl and $7.81 per mcf in the first quarter 2006.

Operating Overhead and Other Income. Revenues from these activities remained flat at $26,000 in the first quarter 2007 compared with the first quarter 2006.

Costs and Expenses

Lease Operating Expenses. Lease operating expenses for the first quarter 2007 were $1.8 million, compared to $1.6 million in the first quarter 2006. The increase was due to higher costs of restoring production in certain fields. On a per unit basis, expenses increased to $3.34 per mcfe in the first quarter 2007 from $2.66 per mcfe in the first quarter 2006.

Exploration Expense. Exploration expense was $136,000 in the first quarter 2007 compared to $9,000 in the first quarter 2006. We will continue to invest capital in seismic data and lease rental costs as we develop and expand our internal exploratory prospect generation capability.

Depreciation, Depletion and Amortization (DD&A). DD&A expense for the first quarter 2007 remained flat at $0.8 million compared to the first quarter 2006. On a per unit basis, DD&A expense was $1.42 per mcfe in the first quarter 2007 compared to $1.27 per mcfe in the first quarter 2006.

Dry Holes, Abandoned Property and Impaired Assets. Dry hole, abandoned property and impairment expense was immaterial for the first quarter 2007 and 2006.

General and Administrative (G&A) Expenses. Our G&A expenses were $2.3 million in the first quarter 2007 compared to $1.7 million in the first quarter 2006. Included in G&A expense is a non-cash stock option expense of $1.0 million ($1.86 per mcfe) and $0.7 million ($1.23 per mcfe) related to our adoption of SFAS 123R on January 1, 2006, for the first quarters 2007 and 2006, respectively. On a per unit basis, expenses increased to $4.26 per mcfe in the first quarter 2007 from $2.91 per mcfe in the first quarter 2006, due to both lower production and higher expenses.

Interest Expense. Interest expense was $18,000 in the first quarter 2007, up from $10,000 in the first quarter 2006. Total cash interest increased to $285,000 for the 2007 quarter because of the higher outstanding balances on our credit facilities; however $267,000 of that interest related to development of our Rodessa Prospect was capitalized.

Other Financing Costs. Other financing costs were $77,000 in the first quarter 2007 compared with $45,000 in the first quarter 2006. These expenses are comprised primarily of the amortization of capitalized costs associated with the revolving senior credit facility entered into in July 2005 and the subordinate credit agreement entered into in August 2006 and to commitment fees related to the unused portion of the credit facilities.

Unrealized Gain (Loss) on Derivative Instruments. Unrealized gain or loss on derivative instruments is the change during the quarter in the mark-to-market exposure under our commodity price hedging instruments. This non-cash charge to earnings for the first quarter 2007 was $1.9 million compared with a non-cash increase in earnings of $1.1 million for the first quarter 2006. This amount will vary period to period, and will be a function of the hedges in place, the strike prices of those hedges and the current NYMEX prices at each balance sheet date.

Income Taxes. Our net loss before taxes was $2.5 million in the first quarter 2007 compared with net income before taxes of $2.1 million in the first quarter 2006. After adjusting for permanent tax differences, we recorded an income tax benefit of $1.0 million in the first quarter 2007 and income tax expense of $0.7 million in the first quarter 2006.

Dividends on Preferred Stock. Dividends on preferred stock remained flat at $0.9 million in the first quarter 2007 compared with the first quarter 2006. Dividends in 2007 included $0.8 million on the Series G Preferred Stock, $30,000 on the Series H Preferred Stock and $67,000 on the Series E Preferred Stock. Dividends in 2006 included $0.8 million on the Series G Preferred Stock, $31,000 on the Series H Preferred Stock and $67,000 on the Series E Preferred Stock.

Liquidity and Capital Resources

Our primary uses for cash are capital expenditures, working capital, acquisitions and principal and interest payments on indebtedness. Our primary sources of liquidity are cash generated by operations and amounts available to be drawn under our credit facilities. To the extent our cash requirements exceed our sources of liquidity, we will be required to fund our cash requirements through other means, such as through debt and equity financing activities, or we will be required to curtail our expenditures.

Cash flow

Our working capital deficit was $2.8 million and $6.7 million as of March 31, 2007 and December 31, 2006, respectively. Net cash used in operating activities was $3.5 million for the quarter ended March 31, 2007 and net cash provided by operating activities was $2.7 million for the quarter ended March 31, 2006. The decrease in our working capital deficit and cash flow from operating activities were largely due to increases in activity levels and the timing of receipts and disbursements. See the Consolidated Statements of Cash Flows for further detail.

Net cash used in investing activities was $6.4 million and $4.0 million for the quarters ended March 31, 2007 and 2006, respectively. The increase in net cash used in investing activities was principally the result of higher capital expenditures for our Madisonville / Rodessa project.

Net cash provided by financing activities was $9.9 million and $1.0 million for the quarters ended March 31, 2007 and 2006, respectively. Changes in net cash related to financing activities were principally the result of net borrowings under our credit facilities to fund our Madisonville / Rodessa project.

Capital resources

We maintained a senior secured revolving credit facility with Wells Fargo Bank, N.A. (the “Senior Credit Facility”) to provide for acquisitions of oil and gas properties and for general corporate purposes. The Senior Credit Facility provided for aggregate borrowings of up to $100.0 million, with a current borrowing base set at $25.0 million, subject to semi-annual redeterminations, and matured on August 31, 2009. As of March 31, 2007, we had an outstanding loan balance of $13.3 million issued under our Senior Credit Facility, resulting in an available borrowing capacity on such date of approximately $11.7 million.

Amounts borrowed under our Senior Credit Facility bore interest, at our election, at either a variable rate equal to LIBOR, plus a margin ranging from 1.25% to 2.00%, upon the percent of the borrowing base utilized at the time of the credit extension, or an alternate base rate equal to the higher of (1) the prime rate or (2) the federal funds rate plus a margin of 0.50%, plus an additional margin ranging from zero to 0.50%, depending upon the percent of the borrowing base utilized at the time of the credit extension.

Our Senior Credit Facility was secured by a lien on substantially all our assets, and the assets of our subsidiaries, as well as a security interest in the stock of all our subsidiaries. Our Senior Credit Facility required, among other things, that we maintain certain financial ratios, including a current ratio, an interest coverage ratio and a specified tangible net worth. As of March 31, 2007, we were in compliance with the aforementioned covenants.

We also maintained a subordinate credit facility with Wells Fargo Energy Capital, Inc. (the “Subordinate Credit Facility”) to provide for acquisitions of oil and gas properties and for general corporate purposes. The Subordinate Credit Facility provided for aggregate borrowings of up to $150.0 million, with a current borrowing base set at $15.0 million, subject to semi-annual redeterminations, and matured on February 28, 2010. As of March 31, 2007, we had an outstanding loan balance of $5.0 million issued under our Subordinate Credit Facility, resulting in an available borrowing capacity on such date of $10.0 million.

Amounts borrowed under our Subordinate Credit Facility bore interest, at our election, at either a variable rate equal to LIBOR, plus a margin of 5.25%, or an alternate base rate equal to the higher of (1) the lender’s prime rate or (2) the federal funds rate plus a margin of 0.50%, plus an additional margin of 3.75.

Our Subordinate Credit Facility was secured on a subordinated basis by a lien on substantially all our assets, and the assets of our subsidiaries, as well as a security interest in the stock of all our subsidiaries. The obligations under the Subordinate Credit Facility were subordinate and junior to those under our Senior Credit Facility. Our Subordinate Credit Facility required, among other things, that we maintain certain financial ratios, including a current ratio, an interest coverage ratio and a specified tangible net worth. As of March 31, 2007, we were in compliance with the aforementioned covenants.

Our credit facilities contained customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other indebtedness agreements in excess of specified amounts, certain events of bankruptcy and insolvency, judgments in excess of specified amounts, ERISA defaults, certain failures of guaranty or security documents supporting our credit facilities to be in full force and effect and a change of control.

The descriptions of our credit facilities are qualified in their entirety by reference to the following: Credit Agreement which was filed as Exhibit 10.1 to our Form 8-K, Reg. No. 001-12108, filed with the Commission on July 21, 2005, First Amendment to Credit Agreement which is filed as Exhibit 10.24 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, Second Amendment to Credit Agreement which was filed as Exhibit 10.2 to our Form 8-K, Reg. No. 000-21644, filed with the Commission on September 7, 2006 and the Subordinate Credit Agreement, which was filed as Exhibit 10.1 to our Form 8-K, Reg. No. 000-21644, filed with the Commission on September 7, 2006.

As discussed in “Subsequent Event”, on May 8, 2007 we amended and restated our Senior Credit Facility and terminated and paid off our Subordinate Credit Facility and replaced that facility with a senior secured second lien credit facility.

Future capital requirements

We anticipate that acquisitions of oil and natural gas producing properties will continue to play an important role in our business strategy. While there are currently no unannounced agreements or ongoing negotiations for the acquisition of any material businesses or assets, such transactions can be effected quickly and may occur at any time. We currently estimate that we will make capital expenditures of approximately $30.0 million in 2007, including approximately $16 million in development-like projects and approximately $14 million in lower-risk exploitation and exploration seismic data acquisitions, primarily in our Texas onshore area.

We believe that our internally generated cash flow, combined with access to our credit facilities will be sufficient to meet the liquidity requirements necessary to fund our daily operations, planned capital development and debt service requirements for at least the next 12 months. However, our ability to maintain our credit facilities and our internally generated cash flow can be impacted by economic conditions outside of our control. Capital expenditures for lower-risk exploitation and exploration activity will be a function of availability of appropriate capital.

The continuation of our acquisition strategy will require substantial capital. We currently intend to finance future acquisitions through issuances of equity or debt securities and through borrowings under our credit facilities. Using debt to complete acquisitions could substantially limit our operational and financial flexibility and using stock could dilute the ownership interests of our existing shareholders. The extent to which we will be able or are willing to use our common stock to make acquisitions will depend on its market value from time to time and the willingness of potential sellers to accept it as full or partial payment. If we are unable to obtain additional capital on acceptable terms, we may be unable to grow through acquisitions.

As discussed in “Subsequent Event”, on May 8, 2007 we acquired from EXCO 100% of the membership interests of Southern G Holdings, LLC, a wholly-owned subsidiary of EXCO, and as a result acquired certain oil and gas properties in the South Texas and Gulf Coast areas of Texas and Louisiana for $285.0 million in cash and 750,000 shares of common stock valued at approximately $4.6 million on the closing date. After reduction for applicable adjustments for activity between the effective date and the closing date, and other customary purchase price adjustments, the cash portion of the purchase price paid at closing was $245.4 million, which is subject to a post-closing adjustment.

Off-balance sheet arrangements

With the exception of our office lease obligations, we have no off-balance sheet debt or other off-balance sheet financing arrangements.

Recent Accounting Pronouncement

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. It applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. We are evaluating what impact, if any, the adoption of SFAS No. 159 will have on our financial position, consolidated results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following market rate disclosures should be read in conjunction with the quantitative disclosures about market risk contained in our 2006 Annual Report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

All of our derivative financial instruments are for purposes other than trading. We only enter into derivative financial instruments in conjunction with our oil and gas price hedging activities.

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

Interest Rate Risk

We are exposed to interest rate risk on debt with variable interest rates. At March 31, 2007, we carried variable rate debt of approximately $18.3 million. Assuming a one percentage point change in interest rates on variable rate debt outstanding at March 31, 2007, the annual pretax results of operations would change by approximately $183,000.

Commodity Price Risk

We hedge a portion of price risk associated with our oil and natural gas sales through contractual arrangements which are classified as derivative instruments. As of March 31, 2007, these derivative instruments had an estimated net fair value asset of $1.1 million. A hypothetical change in oil and gas prices could have an effect on oil and gas futures prices, which are used to estimate the fair value of our derivative instruments. Considering the highly volatile nature of energy commodity prices in the near and long term consideration of attributes impacting them, it is not practicable to estimate the resulting change.

ITEM 4.    CONTROLS AND PROCEDURES

Our President and Chief Executive Officer and our Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Form 10-Q, that our disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, are not effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that our disclosure controls and procedures are not effective to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our president and chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure, based on the material weakness described below. However, notwithstanding the material weakness described below, we believe that our consolidated financial statements included in this quarterly report on Form 10-Q present in all material respects our financial position, results of operation and cash flows for the periods presented in accordance with generally accepted accounting principals.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Our management has concluded that we did not maintain effective controls over the preparation and review of the quarterly and annual tax provision and the related financial statement presentation and disclosure of income tax matters. Specifically, our historical documentation of related tax positions was not adequate to ensure the completeness and accuracy of FIN 48, Accounting for Uncertainty in Income Taxes, requirements for the quarter ended March 31, 2007, and could have resulted in a misstatement in the aforementioned tax accounts that could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this deficiency in internal control over financial reporting is a material weakness.

As of February 2007, we have retained the services of an outside accounting firm with tax expertise to prepare our disclosures and returns related to taxes. As part of our adoption of Section 404 of the Sarbanes-Oxley Act, we are also in the process of identifying and documenting our key controls as they relate to taxes. We believe that once fully implemented, these steps will be adequate to address all open matters related to the material weakness described above.

During the period covered by this report, except as disclosed above, there has been no change to our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, these controls.

At the end of the year ending December 31, 2007, pursuant to Section 404 of the Sarbanes-Oxley Act, management will be required to report on the effectiveness of our internal control over financial reporting. We are in the process of documenting, evaluating and testing our internal control over financial reporting required for management to make this assessment. We have not completed this process or its assessment. In the course of this process, material weaknesses may be identified that will need to be addressed and remediated. However, we believe that the measures already taken and those identified and implemented during this process are expected to provide reasonable assurance that our internal control over financial reporting will be effective.

PART II OTHER INFORMATION

ITEM 1.A.	Risk Factors.

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition and future results.

We may not be able to successfully integrate the properties and assets we acquired from EXCO with our operations.

Integration of the properties and assets we acquired from EXCO will be a complex, time consuming and costly process. Failure to timely and successfully integrate these assets and properties with our operations may have a material adverse effect on our business, financial condition and result of operations. The difficulties of integrating these assets and properties present numerous risks, including:

•	the acquisition may prove unprofitable and fail to generate anticipated cash flows;
•	we will need to:
➢	recruit additional personnel and, in this highly competitive labor market, we cannot be certain that any of our recruiting efforts will succeed, and
➢

expand corporate infrastructure to facilitate the integration of our operations with those associated with the acquired properties, and failure to do so may lead to disruptions in our ongoing businesses or distract our management; and

•	our management’s attention may be diverted from other business concerns.

We are also exposed to risks that are commonly associated with acquisitions of this type, such as unanticipated liabilities and costs, some of which may be material. As a result, the anticipated benefits of the acquisition of these assets and properties from EXCO may not be fully realized, if at all.

If we are unable to successfully address the material weakness in our internal controls, our ability to report our financial results on a timely and accurate basis may be adversely affected. As a result, current and potential stockholders could lose confidence in our financial reporting which could have a material adverse effect on our business, operating results and stock price.

For the quarter ended March 31, 2007, our management concluded that we did not maintain effective controls over the preparation and review of the quarterly and annual tax provision and the related financial statement presentation and disclosure of income tax matters related to FIN 48. This material weakness could result in a material misstatement to our annual or interim financial statements that would not be prevented or detected. Because of this material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2007. Our external auditors notified management and the audit committee of our board of directors that they agreed with management’s conclusion as to the ineffectiveness of our internal controls as of March 31, 2007. Management has identified certain steps designed to address the material weakness described above, and has begun to execute remediation plans, as discussed in Item 4 of Part II of this Quarterly Report on Form 10-Q.

As a result of the material weakness in our internal controls over financial reporting described above, management also concluded that our disclosure controls and procedures were not effective at March 31,

2007. If we are unable to remedy this material weakness promptly and effectively, it could have a material adverse effect on our business, as well as impair our ability to meet our quarterly and annual reporting requirements in a timely manner. While we are remedying this material weakness, the controls and procedures on which we currently rely may fail to be sufficiently effective, and such controls and procedures may not be adequate to prevent or detect irregularities or ensure the accuracy of our financial statements or reports filed with the SEC.

Any failure to implement in a timely manner and maintain the improvements in the controls over our financial reporting that we are currently putting in place, or difficulties encountered in the implementation of these improvements in our controls, could cause us to fail to meet our reporting obligations, to fail to produce reliable financial reports or to prevent fraud. Any failure to improve our internal controls to address this identified weakness could also cause investors to lose confidence in our reported financial information, which could have a negative impact on our business, operating results and stock price.

ITEM 5.	Other Information.

We have reported on Form 8-K during the quarter covered by this report all information to be reported on such form.

ITEM 6.	EXHIBITS.

Number	Description

*31.1	Certification of Chief Executive Officer pursuant to Exchange Rule13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Exchange Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18.U.S.C Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18.U.S.C Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON EXPLORATION INC.

(Registrant)

Date:	May 21, 2007	By:	/s/ Allan D. Keel
Allan D. Keel
President and Chief Executive Officer

Date:	May 21, 2007	By:	/s/ E. Joseph Grady
E. Joseph Grady
Senior Vice President and Chief Financial Officer