Form 10-Q
period 2007-06-30
CRIMSON EXPLORATION INC.
filed 2007-08-14
CIK 813779

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

On August 10, 2007, there were 4,816,709 shares outstanding of the Registrant’s Common Stock, par value $0.001.

FORM 10-Q

CRIMSON EXPLORATION INC.

FOR THE QUARTER ENDED JUNE 30, 2007

PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2007	2006
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$317,025	$23,321
Accounts receivable – trade, net of allowance for doubtful
accounts of $118,110 and $118,110 , respectively	23,635,718	3,283,270
Prepaid and other current expenses	312,873	225,304
Derivative instruments	3,854,894	700,088
Total current assets	28,120,510	4,231,983

PROPERTY AND EQUIPMENT
Oil and gas properties, using the successful efforts
method of accounting	369,043,984	91,656,534
Other property and equipment	2,498,902	1,713,911
Less accumulated depreciation, depletion and amortization	(25,818,329)	(16,823,553)

Total property and equipment, net	345,724,557	76,546,892

NONCURRENT ASSETS
Deposits	84,246	49,502
Debt issuance cost, net	4,505,216	449,583
Derivative instruments	—	2,233,800
Deferred tax asset, net	—	1,190,962
Total other assets	4,589,462	3,923,847

TOTAL ASSETS	$378,434,529	$84,702,722

The Notes to Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2007	2006
	(unaudited)
CURRENT LIABILITIES
Current portion of long-term debt	$96,802	$91,093
Accounts payable – trade	19,726,430	9,778,359
Accrued expenses	1,773,545	736,406
Income taxes payable	75	75
Asset retirement obligations	1,028,877	185,414
Derivative instruments	—	—
Deferred tax liability, net	319,319	140,808
Total current liabilities	22,945,048	10,932,155

NONCURRENT LIABILITIES
Long-term debt, net of current portion	276,088,015	8,414,993
Asset retirement obligations	6,529,197	4,029,791
Derivative instruments	1,797,847	—
Deferred tax liability, net	163,240	—
Other noncurrent liabilities	601,881	—
Total noncurrent liabilities	285,180,180	12,444,784

Total liabilities	308,125,228	23,376,939

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock (see Note 2)	912	1,032
Common stock (see Note 2)	4,815	3,334
Additional paid-in capital	87,000,008	79,693,736
Retained deficit	(16,696,434)	(18,372,319)
Total stockholders’ equity	70,309,301	61,325,783

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$378,434,529	$84,702,722

The Notes to Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

OPERATING REVENUES
Oil and gas sales	$26,607,257	$5,150,063	$31,128,046	$10,263,560
Operating overhead and other income	51,293	30,130	77,629	56,282
Total operating revenues	26,658,550	5,180,193	31,205,675	10,319,842

OPERATING EXPENSES
Lease operating expenses	5,213,567	1,710,081	7,025,775	3,289,401
Exploration expenses	470,762	47,141	606,373	55,918
Depreciation, depletion and amortization	8,247,127	919,431	9,018,893	1,673,807
Dry holes, abandoned property and impaired assets	46,070	8,036	46,070	12,422
Asset retirement obligations	108,832	20,994	183,551	41,988
General and administrative	2,674,920	2,141,074	4,985,146	3,864,737
Total operating expenses	16,761,278	4,846,757	21,865,808	8,938,273

INCOME FROM OPERATIONS	9,897,272	333,436	9,339,867	1,381,569

OTHER INCOME (EXPENSE)
Interest expense	(3,405,472)	(55,878)	(3,423,440)	(65,800)
Other financing cost	(572,805)	(43,447)	(650,064)	(88,564)
Loss from equity in investments	—	—	—	(1,843)
Unrealized gain (loss) on derivative instruments	985,273	168,667	(876,840)	1,276,947
Total other income (expense)	(2,993,004)	69,342	(4,950,344)	1,120,740

INCOME BEFORE INCOME TAXES	6,904,268	402,778	4,389,523	2,502,309

INCOME TAX EXPENSE	(2,648,915)	(200,913)	(1,696,764)	(927,635)

NET INCOME	4,255,353	201,865	2,692,759	1,574,674

DIVIDENDS ON PREFERRED STOCK	(862,206))		(1,757,700)
(Paid 2007 — $662,706; 2006 — $80,325)		(915,695		(1,812,273)

NET INCOME (LOSS) AVAILABE TO COMMON SHAREHOLDERS	$3,393,147	$(713,830)	$935,059	$(237,599)

NET INCOME (LOSS) PER SHARE
BASIC	$0.84	$(0.22)	$0.25	$(0.08)
DILUTED	$0.45	$(0.22)	$0.29	$(0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	4,046,510	3,309,651	3,690,158	3,134,822
DILUTED	9,369,974	3,309,651	9,129,732	3,134,822

The Notes to Consolidated Financial Statements are an integral part of these statements

CRIMSON EXPLORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(UNAUDITED)

	NUMBER OF SHARES				ADDITIONAL
	PREFERRED	COMMON	PREFERRED	COMMON	PAID-IN	RETAINED
	STOCK	STOCK	STOCK	STOCK	CAPITAL	DEFICIT
BALANCE DECEMBER 31, 2006	103,220	3,333,602	$1,032	$3,334	$79,693,736	$(18,372,319)
Cumulative change in accounting principles	—	—	—	—	—	(354,168)
Share based compensation	—	—	—	—	2,069,928	—
Preferred H converted	(3,010)	430,001	(30)	429	(400)	—
Preferred E converted	(9,000)	225,000	(90)	225	(135)	—
Acquisition of oil & gas properties	—	750,000	—	750	4,574,250	—
Preferred dividends paid	—	76,677	—	77	662,629	(662,706)
Current period income	—	—	—	—	—	2,692,759
BALANCE JUNE 30, 2007	91,210	4,815,280	$912	$4,815	$87,000,008	$(16,696,434)

The Notes to Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,692,759	$1,574,674
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	9,018,893	1,673,807
Asset retirement obligations	159,899	41,988
Stock compensation expense	2,086,030	1,744,261
Debt issuance cost	505,802	53,943
Deferred tax expense	1,696,764	908,791
Loss from equity in investments	—	1,843
Dry holes, abandoned property, impaired assets	46,070	4,386
Gain on sale of assets	(1,650)	—
Unrealized (gain) loss on derivative instruments	876,840	(1,276,947)
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable- trade, net	(20,352,446)	672,850
Increase in prepaid expenses	(87,569)	(128,154)
Increase in accounts payable and accrued expenses	11,052,769	360,188
Net cash provided by operating activities	7,694,161	5,631,630

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,575,430)	(7,514,152)
Acquisition of oil and gas properties	(250,884,467)	—
Deposits	(34,744)	—
Proceeds from sale of property and equipment	1,650	—
Net cash used in investing activities	(270,492,991)	(7,514,152)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock options and warrants exercised	—	31,950
Proceeds from debt	300,830,928	8,815,723
Payments on debt	(33,176,959)	(7,405,749)
Debt issuance expenditures	(4,561,435)	—
Net cash provided by financing activities	263,092,534	1,441,924

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	293,704	(440,598)

CASH AND CASH EQUIVALENTS,
Beginning of period	23,321	474,393

CASH AND CASH EQUIVALENTS,
End of period	$317,025	$33,795

CASH PAID FOR INTEREST	$2,623,576	$50,728
CASH PAID FOR INCOME TAXES	$—	$31,000

NON-CASH STOCK ISSUANCE FOR OIL AND GAS PROPERTIES	$4,575,000	$—

The Notes to Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

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

On January 5, 2006, we formed Crimson Exploration Operating, Inc., a Delaware corporation, as our wholly owned subsidiary through which all oil and gas operations will be conducted. On March 2, 2006, we merged all of our previous subsidiaries, with the exception of LTW Pipeline Co., into this newly formed corporation. LTW Pipeline Co. remains an inactive subsidiary of Crimson Exploration Inc.

On May 8, 2007, Crimson Exploration Operating, Inc. acquired certain oil and natural gas properties and related assets in the South Texas and Gulf Coast areas of Louisiana and Texas (“the STGC Properties”) pursuant to a Membership Interest Purchase and Sale from EXCO Resources, Inc. (“EXCO”) through the acquisition of 100% of the membership interest of Southern G Holdings, LLC (“SGH”).

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

On May 29, 2007, we issued 291,247 shares of common stock from the conversion of 9,000 shares of Preferred E Series stock of which 66,247 shares were from accrued dividends. Also on that date, 428,572 shares of common stock were issued from the conversion of 3,000 shares of Preferred H Series stock.

On May 8, 2007, in conjunction with the acquisition of SGH, we issued 750,000 shares of common stock to EXCO as partial consideration.

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

Common Stock	June 30,	December 31,
	2007	2006
Par value $0.001; 200,000,000 shares authorized; 4,815,280 and 3,333,602 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	$4,815	$3,334

Preferred Stock

Series D, par value $0.01; 12,000 shares authorized; 8,000 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively. The Series D preferred stock does not pay dividends and is not redeemable. The liquidation value is $500 per share. The shares are convertible to Common Stock based upon a value of $500 per Series D share divided by $80.00 per share of Common Stock.	$80	$80

Series E, par value $0.01; 9,000 shares authorized; zero and 9,000 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively.	—	90

Series G, par value $0.01; 81,000 shares authorized; 81,000 issued and outstanding at June 30, 2007 and December 31, 2006. The Series G preferred stock pays dividends, as declared, at a rate of 8% annually, has a liquidation value of $500 per share, may be redeemed at our option under certain circumstances and is convertible to Common Stock based upon a value of $500 per Series G share divided by $9.00 per share of Common Stock. We may defer dividends for the first four years and they are also convertible into our common stock at $9.00 per share	810	810

Series H, par value $0.01; 6,500 shares authorized; 2,210 and 5,220 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively. The Series H preferred stock pays dividends, as declared, at a rate of 4 common shares per preferred share per annum, has a liquidation value of $500 per share, may be redeemed at our option and is exchangeable for Common Stock based upon a value of $500 per Series H share divided by $3.50 per share of Common Stock.	22	52
	$912	$1,032

3.	NON-CASH INVESTING AND FINANCING ACTIVITIES

During the six months ended June 30, 2007 we issued 750,000 shares of our Common Stock valued at $4,575,000 in conjunction with the SGH acquisition. In addition, we paid dividends to the holders of Series E and Series H Preferred Stock by issuing 76,677 shares of Common Stock valued at $662,700. Also, as a result of the adoption of FIN 48 on January 1, 2007, our noncurrent liabilities increased by $0.5 million, our deferred tax asset increased by $0.2 million and our retained deficit increased by $0.3 million.

During the six month period ended June 30, 2006 we issued 323,565 shares of common stock, valued at approximately $2.4 million, as partial consideration for the acquisition of oil and gas leases via merger with Core Natural Resources, Inc. As a result of this transaction we also increased the book value of oil and gas leases by recording a $1.6 million deferred tax liability related to the difference in the fair market value of the assets acquired and their underlying tax basis. Related to this transaction, we also acquired a 2% overriding royalty interest in that leasehold acreage by issuing 46,224 shares of common stock valued at approximately $0.3 million. In a separate transaction, we recorded an increase in oil and gas leases of $0.5 million through the exchange of a $0.3 million account receivable and through the reclassification of a $0.2 million investment in a partnership upon distribution of assets by that partnership. We also paid dividends to the holders of Series H Preferred Stock by issuing 10,500 shares of common stock valued at $80,325 based on the closing market price on the date of the grants.

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

The following derivatives were in place at June 30, 2007:

Crude Oil		Volume/Month	Price/Unit	Fair Value
Jul 2007-Dec 2007	Collar	3,000 Bbls	Floor $45.00-$59.45 Ceiling	$(218,541)
Jul 2007-Dec 2007	Collar	5,100 Bbls	Floor $69.64-$84.35 Ceiling	65,821
Jan 2008-Dec 2008	Swap	6,500 Bbls	$76.40	297,513
Jan 2009-Dec 2009	Swap	5,200 Bbls	$74.20	101,528
Jan 2010-Dec 2010	Swap	4,250 Bbls	$72.32	22,914
Jan 2011-Dec 2011	Swap	3,300 Bbls	$70.74	(17,168)

Natural Gas		Volume/Month	Price/Unit
Jul 2007-Dec 2007	Collar	20,000 Mmbtu	Floor $6.00-$6.95 Ceiling	(56,303)
Jul 2007-Dec 2007	Collar	37,000 Mmbtu	Floor $8.00-$11.84 Ceiling	237,802
Jan 2008-Dec 2008	Swap	47,000 Mmbtu	$8.97	302,549
Jan 2009-Dec 2009	Swap	36,000 Mmbtu	$8.32	(91,584)
Jan 2010-Dec 2010	Swap	29,000 Mmbtu	$7.88	(143,710)

The following derivatives were added during the second quarter:

Crude Oil		Volume/Month	Price/Unit
Jul 2007-Dec 2007	Swap	29,500Bbls	$66.00	$(910,673)
Jan 2008-Dec 2008	Collar	18,800 Bbls	Floor $67.11-$70.50 Ceiling	(680,393)
Jan 2009-Dec 2009	Collar	12,800 Bbls	Floor $66.55-$71.40 Ceiling	(404,596)
Jan 2010-Dec 2010	Collar	9,000 Bbls	Floor $65.28-$70.60 Ceiling	(309,407)
Jan 2011-Dec 2011	Collar	7,000 Bbls	Floor $64.50-$69.50 Ceiling	(262,002)

Natural Gas		Volume/Month	Price/Unit
Jul 2007-Dec 2007	Collar	872,000 Mmbtu	Floor $7.71-$8.85 Ceiling	3,219,500
Jan 2008-Dec 2008	Collar	659,000 Mmbtu	Floor $8.19-$9.65 Ceiling	1,957,079
Jan 2009-Dec 2009	Collar	475,000 Mmbtu	Floor $7.90-$9.45 Ceiling	(422,648)
Jan 2010-Dec 2010	Collar	351,000 Mmbtu	Floor $7.57-$9.05 Ceiling	(812,462)
Jan 2011-Dec 2011	Collar	266,000 Mmbtu	Floor $7.32-$8.70 Ceiling	(621,078)

Net fair value asset				$1,254,141
Noncurrent fair value liability				$(2,118,407)
Current fair value asset				$3,372,548

We also entered into the following interest rate swap during the second quarter:

Interest rate		Notional Amount	Fixed Rate
Jun 8, 2007-Jul 8, 2009	Swap	$200,000,000	5.02%

Current fair value asset				$482,346
Noncurrent fair value asset				320,560
Net fair value asset				$802,906

At the end of each reporting period we are required by SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” to record on our balance sheet the marked to market valuation of our derivative instruments. We recorded a net asset for derivative instruments of $2.1 million and $2.9 million at June 30, 2007 and December 31, 2006, respectively. As a result of these agreements, we recorded an unrealized loss, for unsettled contracts, of $0.9 million for the six month period ended

June 30, 2007 and an unrealized gain of $1.3 million for the three month period ended June 30, 2006. The estimated change in fair value of the derivatives is reported in Other Income (Expense) as unrealized gain (loss) on derivative instruments.

For settled contracts, we realized gains, reflected in oil and gas sales, of $60,000 and losses of $0.5 million for the six month periods ended June 30, 2007, and 2006, respectively.

5.	STOCK BASED COMPENSATION

The following table reflects compensation expense related to stock options (in millions, except per share data):

		Three Months Ended June 30,		Six Months Ended June 30,
		2007	2006	2007	2006
Compensation expense related to stock options, net of tax of $0.4 and $0.2, and $0.8 and $0.4, respectively	$$	0.6	$0.4	$1.2	$0.7

Basic earnings per share impact		$(0.16)	$(0.12)	$(0.34)	$(0.21)
Diluted earnings per share impact		$(0.07)	$(0.12)	$(0.14)	$(0.21)

6.	FINANCING ACTIVITY

On May 8, 2007, the Company entered into a $400.0 million amended and restated credit agreement (the “Senior Credit Agreement”) with Wells Fargo Bank, National Association, as agent, Wells Fargo Bank, National Association and The Royal Bank of Scotland, plc, which amended and restated the Company’s existing senior secured revolving credit facility dated as of July 15, 2005, as amended. On May 8, 2007, the Company borrowed $122.7 million pursuant to the Senior Credit Agreement to pay the consideration under the EXCO Purchase Agreement (defined below) and to refinance certain existing indebtedness of the Company. On May 31, 2007, the Senior Credit Agreement was amended to provide for an up to $5.0 million swing line facility.

Borrowings under the Senior Credit Agreement are subject to a borrowing base limitation based on the Company’s proved oil and gas reserves. The initial borrowing base is set at $200.0 million and will be subject to semi-annual redeterminations, with the first redetermination to be November 1, 2007. The Senior Credit Agreement has a term of four years, and all principal amounts, together with all accrued and unpaid interest, will be due and payable in full on May 8, 2011. The Senior Credit Agreement also provides for the issuance of letters-of-credit up to a $5.0 million sub-limit.

Advances under the Senior Credit Agreement will be in the form of either base rate loans or Eurodollar loans. The interest rate on the base rate loans fluctuates based upon the higher of (1) the lender’s “prime rate” or (2) the Federal Funds rate plus a margin of 0.50%, plus a margin of between 0.0% and 0.5% depending on the percent of the borrowing base utilized at the time of the credit extension. The interest rate on the Eurodollar loans fluctuates based upon the rate at which Eurodollar deposits in the London Interbank market (“Libor”) are quoted for the maturity selected, plus a margin of 1.25% to 2.00% depending on the percent of the borrowing base utilized at the time of the credit extension. Eurodollar loans of one, two, three and six months may be selected by the Company. A commitment fee of 0.375% on the unused portion of the borrowing base will accrue, and be payable quarterly in arrears.

In addition, on May 8, 2007, the Company entered into a five-year second lien credit agreement (the “Second Lien Credit Agreement”) with Credit Suisse, as agent, which provides for term loans to be made to the Company in a single draw in an aggregate principal amount of $150.0 million. On May 8, 2007, the Company borrowed $150.0 million pursuant to the Second Lien Credit Agreement to pay the consideration under the EXCO Purchase Agreement (defined below) and to refinance certain existing indebtedness of the Company. The Second Lien Credit Agreement replaced the Company’s existing $150.0 million subordinate credit facility, which was paid off in full and terminated at closing.

The Second Lien Credit Agreement matures on May 8, 2012. Loans under the Second Lien Credit Agreement are subject to floating rates of interest equal to, at the Company’s option, the LIBOR rate plus 5.25% or the base rate plus 4.25%; however, if the Company does not obtain gross proceeds of at least $25.0 million from the issuance of Common Stock and/or preferred equity within 180 days from the closing date of the Second Lien Credit Agreement, the applicable interest rate will be the LIBOR rate plus 5.75% or the base rate plus 4.75%. Eurodollar loans of one, two, three and six months may be selected by the Company.

The Senior Credit Agreement and the Second Lien Credit Agreement (“the Credit Agreements”) are secured by a lien on all the assets of the Company and its active subsidiaries, as well as a security interest in the stock of all the Company’s direct and indirect subsidiaries. The obligations under the Second Lien Credit Agreement will be subordinate and junior to those under the Senior Credit Agreement.

The Credit Agreements include usual and customary affirmative covenants for credit facilities of the respective types and sizes, as well as customary negative covenants, including, among others, limitations on liens, hedging, mergers, asset sales or dispositions, payments of dividends, incurrence of additional indebtedness, certain leases and investments outside of the ordinary course of business, as well as events of default. The Credit Agreements also contain certain financial covenants, including (a) with respect to the Senior Credit Agreement, maintaining (i) a ratio of current assets to current liabilities of at least 1.0 to 1.0, (ii) an interest coverage ratio of EBITDAX (earnings before interest, taxes, depreciation and amortization and exploration expense) to cash interest expense of 3.0 to 1.0 and (iii) a minimum leverage ratio of total debt to EBIDAX of 3.50 to 1.00 and (b) with respect to the Second Lien Credit Agreement, maintaining (i) a minimum leverage ratio of total debt to EBIDAX of 4.00 to 1.00 for the fiscal quarters ending on or before December 31, 2007, 3.50 to 1.00 for the fiscal quarters ending after December 31, 2007 and ending on or before June 30, 2008 and 3.00 to 1.00 for the fiscal quarters ending after June 30, 2008 and (ii) a PV-10 Ratio (as defined in the Second Lien Credit Agreement) less than 1.25x for a period from June 30, 2007 to December 31, 2007 and less than 1.50x for the period on or after January 1, 2008. EBITDAX is calculated without consideration of unrealized gains and losses related to stock derivatives accounted for under variable accounting rules or to commodity hedges. At June 30, 2007, we were in compliance with the aforementioned covenants.

In connection with the Credit Agreements, the Company also entered into new crude oil and natural gas hedges, which combined with the Company's existing commodity price hedge positions, result in approximately 75% of forecasted pro forma proved developed producing production for the Company being hedged through the end of 2011. The Company used a series of swaps and costless collars to accomplish the hedging requirements. The Company also constructively fixed the base LIBOR rate on $200.0 million of its variable rate debt through July 8, 2009 by entering into interest rate swaps at a swap price of 5.02%.

At June 30, 2007, we had $126.1 million outstanding under the Senior Credit Agreement and $150.0 million outstanding under the Second Lien Credit Agreement.

7.   OIL AND GAS PROPERTIES

On May 8, 2007, Crimson Exploration Operating, Inc. (“CEO”), a wholly owned subsidiary of the Company, entered into a Membership Interest Purchase and Sale Agreement (the “Purchase Agreement”) with EXCO Resources, Inc. (“EXCO”) and Southern G Holdings, LLC (“SGH”), pursuant to which we acquired, for $285.0 million in cash (excluding adjustments) and 750,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), certain oil and gas properties and related assets in the South Texas and Gulf Coast areas of Louisiana and Texas (“the STGC Properties”) held by SGH immediately before the closing of the acquisition. After considerations for typical closing adjustments, $229.0 million of the purchase price was allocated to proved properties and $28.6 million was allocated to unproved properties. EXCO acquired the properties and assets as part of a larger property package on May 4, 2007, from Anadarko Petroleum Corporation and certain of its affiliates (collectively, “Anadarko”). The properties acquired include approximately 250 producing wells in over 30 fields. The Company has an average 65% working interest in the properties and operates more than 80% of the value acquired. The major producing fields acquired by the Company reside in Liberty and Lavaca counties of the Upper Gulf Coast, Brooks County of south Texas and Calcasieu Parish of south Louisiana. The properties and related assets were acquired through the conveyance of 100% of the membership interests of SGH from EXCO to CEO. The consolidated statements of operations include the results of operations of the STGC Properties for the period from May 8, 2007 to June 30, 2007.

The unaudited pro forma results presented below for the three and six months ended June 30, 2007 and 2006 have been prepared to give effect to the STGC Properties acquisition described above on our results of operations as if it had been consummated on January 1, 2006. The unaudited pro forma results do not purport to represent what our results of operations actually would have been if this acquisition had been completed on such date or project our results of operations for any future date or period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(unaudited)
	(in millions, except per share data)
Pro forma:
Operating revenues	$38.2	$54.8	$75.7	$116.2

Income from operations	$16.0	$29.1	$32.4	$67.7

Net income	$6.9	$15.3	$13.7	$37.6

Basic earnings per share	$1.38	$3.55	$2.84	$9.21
Diluted earnings per share	$0.71	$1.59	$1.48	$3.97

8.   INCOME TAXES

Our deferred taxes decreased by approximately $1.5 million during the first six months of 2007. Major components of the change were increases of $0.3 million from the change in fair value of derivatives, $0.8 million related to stock based compensation and $0.7 million related to net operating loss carry forwards and decreases of $3.5 million related to the expensing of intangible drilling costs.

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

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption, we recognized $0.5 million in our tax liability for unrecognized income tax benefits, of which $0.3 million was recorded as an increase in beginning retained deficit. We did not recognize any interest expense or penalties on unrecognized tax benefits as of the date of adoption. We do not anticipate a significant increase in unrecognized tax benefits during the next 12 months. At June 30, 2007, the unrecognized tax benefit amount has not significantly changed from adoption.

FIN 48 requires that interest expense and penalties related to unrecognized tax benefits be recognized in our Statement of Operations. FIN 48 allows recognized interest and penalties to be classified as either income tax expense or another appropriate expense classification. If we recognize interest expense or penalties on future unrecognized tax benefits, we will classify such interest and penalties as income tax expense. As of June 30, 2007, we have not accrued interest related to uncertain tax positions.

We file income tax returns in the United States and various state jurisdictions. The years 1995 through 2006 are subject to examination by the taxing authorities in the respective jurisdictions where our returns were filed.

In May 2007, the FASB issued FASB Staff Position FIN 48-1, an amendment to FIN 48, which provides guidance on how an entity is to determine whether a tax position has effectively settled for purposes of recognizing previously unrecognized tax benefits.  Specifically, this guidance states that an entity would recognize a benefit when a tax position is effectively settled using the following criteria: (1) the taxing authority has completed its examination including all appeals and administrative reviews; (2) the entity does not plan to appeal or litigate any aspect of the tax position; and (3) it is remote that the taxing authority would examine or reexamine any aspect of the tax position, assuming the taxing authority has full knowledge of all relevant information relative to making their assessment on the position.  We will apply this guidance as applicable in future periods.

9.	PREFERRED STOCK

On May 29, 2007, 9,000 shares of Preferred E Series stock were converted to 291,247 shares of common stock of which 66, 247 shares were from accrued dividends. Also on that date, 3,000 shares of Preferred H Series stock were converted to 428,572 shares of common stock.

Dividends on all classes of our preferred stock are cumulative until declared as payable by our Board of Directors. Series G Preferred Stock accumulates at 8% per annum payable in cash and Series H Preferred Stock accumulates at 4 shares of our common stock per share of the Series H Preferred Stock per annum, payable quarterly as declared. Our Series D Preferred Stock bears no dividends.

The following table sets forth the accumulated value of undeclared dividends of our preferred stock at June 30, 2007.

Series G Preferred Stock	$7,571,836
Series H Preferred Stock	20,255
$7,592,091

The Series G dividends are convertible to our common stock at $9.00 per common share. The Series H Preferred Stock has no conversion feature for unpaid dividends. These dividends call for payment of one common share per quarter for each preferred share. Payments on the Series H are current.

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

These forward-looking statements include, but are not limited to, statements regarding:

•	estimates of proved reserve quantities and net present values of those reserves;
•	estimates of probable and possible reserve quantities;
•	reserve potential;
•	business strategy;
•	estimates of future commodity prices;
•	amounts and types of capital expenditures and operating expenses;
•	expansion and growth of our business and operations;
•	expansion and development trends of the oil and natural gas industry;
•	acquisitions of oil and natural gas properties;
•	production of oil and natural gas reserves;
•	exploration prospects;
•	wells to be drilled, and drilling results;
•	operating results and working capital; and
•	future methods and types of financing.

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

Acquisition

On May 8, 2007, we acquired oil and gas properties in the South Texas and Gulf Coast areas of Texas and Louisiana (“the STGC Properties”) from EXCO Resources, Inc. (“EXCO”) for total consideration, as of the January 1, 2007 effective date, of $285.0 million in cash and 750,000 shares of Crimson common stock valued at approximately $4.6 million on the closing date. After reduction for applicable adjustments for the net results of operations between the effective date and the closing date, and other customary purchase price adjustments, the cash portion of the purchase price paid at closing was $245.4 million, which is subject to a post-closing adjustment. $28.6 million of the purchase price was allocated to unproved properties. The properties acquired include approximately 250 producing wells in over 30 fields, are 90% natural gas and are approximately 80% proved developed producing by value. We will have an average 65% working interest in the properties and will operate more than 80% of the value being acquired. The cash portion of the purchase price was financed through an amended and restated $400.0 million revolving credit facility and a new $150.0 million second lien credit facility. The acquisition was accomplished by way of conveyance of 100% of the membership interests of Southern G Holdings, LLC (“SGH”), a wholly owned subsidiary of EXCO, from EXCO to us.

Comparative results of operations for the periods indicated are discussed below.

Three-Month Period Ended June 30, 2007 compared to Three-Month Period Ended June 30, 2006.

Revenues

Oil and Gas Sales. Revenues from the sale of crude oil and natural gas, net of realized gains from our hedging instruments, increased approximately $21.4 million, to $26.6 million in the second quarter 2007 compared to $5.2 million in the second quarter 2006. We realized a loss of $25,000 on our oil hedges and a gain of $0.1 million on our gas hedges in the second quarter 2007 compared to a loss of $0.3 million for oil and a gain of $85,000 for gas in the second quarter 2006. The increase in net revenues was primarily due to the effect of the STGC Properties acquisition as of May 8, 2007, which significantly increased our production volumes.

Our second quarter 2007 sales volumes were 93,006 barrels of crude oil and 2,613,768 mcf of natural gas, or 3,171,804 natural gas equivalents (mcfe), compared to 45,187 barrels of crude oil and 365,846 mcf of natural gas, or 636,968 mcfe in the second quarter 2006. On a daily basis, we produced an average of 34,855 mcfe in the second quarter 2007 compared to a daily average of 7,000 mcfe in the second quarter 2006.

Oil and gas prices are reported net of the realized effect of our hedging agreements. Prices realized in the second quarter 2007 were $62.66 per bbl of oil and $7.95 per mcf of natural gas compared to $60.48 per bbl and $6.61 per mcf in the second quarter 2006. Prices before the effects of the hedging agreements were $62.93 per bbl and $7.92 per mcf in the second quarter 2007 compared to $67.47 per bbl and $6.56 per mcf in the second quarter 2006.

Operating Overhead and Other Income. Revenues from these activities increased to $51,000 in the second quarter 2007 compared with $30,000 in the second quarter 2006.

Costs and Expenses

Lease Operating Expenses. Lease operating expenses for the second quarter 2007 were $5.2 million, compared to $1.7 million in the second quarter 2006. The increase was primarily due to the addition of the STGC Properties. On a per unit basis, expenses decreased to $1.64 per mcfe in the second quarter 2007 from $2.68 per mcfe in the second quarter 2006; also as a result of higher volumes per well on the STGC properties.

Exploration Expense. Exploration expense was $0.5 million in the second quarter 2007 compared to $47,000 in the second quarter 2006. We will continue to invest capital in seismic data and lease rental costs as we develop and expand our internal exploratory prospect generation capability.

Depreciation, Depletion and Amortization (DD&A). DD&A expense for the second quarter 2007 increased to $8.2 million compared to $0.9 million in the second quarter 2006. On a per unit basis, DD&A expense increased to $2.60 per mcfe in the second quarter 2007, compared to $1.44 per mcfe in the second quarter 2006, as a result of the acquisition of the STGC Properties.

General and Administrative (G&A) Expenses. Our G&A expenses were $2.7 million in the second quarter 2007 compared to $2.1 million in the second quarter 2006. Included in G&A expense is a non-cash stock expense of $1.0 million ($0.32 per mcfe) and $0.6 million ($1.57 per mcfe), for the second quarters 2007 and 2006, respectively. On a per unit basis, G&A expense decreased to $0.84 per mcfe in the second quarter 2007 from $3.36 per mcfe in the second quarter 2006, due to the incremental volumes from the acquisition of the STGC Properties.

Interest Expense. Interest expense was $3.4 million in the second quarter 2007, up from $56,000 in the second quarter 2006. Total interest increased to $3.8 million for the 2007 quarter because of the higher outstanding balances on our credit facilities related to the acquisition; however $0.4 million of that interest related to our Madisonville / Rodessa Prospect which was capitalized in 2007.

Other Financing Costs. Other financing costs were $0.6 million in the second quarter 2007 compared with $43,000 in the second quarter 2006. These expenses are comprised primarily of the amortization of capitalized costs associated with our current and former credit facilities and to commitment fees related to the unused portion of the credit facilities.

Unrealized Gain (Loss) on Derivative Instruments. Unrealized gain or loss on derivative instruments is the change in the quarter in the mark-to-market exposure under our commodity price hedging instruments. This non-cash increase in earnings for the second quarter 2007 was approximately $1.0 million compared with $0.2 million for the second quarter 2006. This amount will vary period to period, and will be a function of the hedges in place, the strike prices of those hedges and the current NYMEX prices at each balance sheet date.

Income Taxes. Our net income before taxes was $6.9 million in the second quarter 2007 compared with $0.4 million in the second quarter 2006. After adjusting for permanent tax differences, we recorded an income tax expense of $2.7 million in the second quarter 2007 compared with $0.2 million in the second quarter 2006.

Dividends on Preferred Stock. Dividends on preferred stock remained flat at $0.9 million in the second quarter 2007 compared with the second quarter 2006. Dividends in 2007 included $0.8 million on the Series G Preferred Stock, $22,000 on the Series H Preferred Stock and $33,000 on the Series E Preferred Stock. Dividends in 2006 included $0.8 million on the Series G Preferred Stock, $41,000 on the Series H Preferred Stock and $67,000 on the Series E Preferred Stock.

Six-Month Period Ended June 30, 2007 compared to Six-Month Period Ended June 30, 2006.

Revenues

Oil and Gas Sales. Revenues from the sale of crude oil and natural gas, net of realized gains from our hedging instruments, increased approximately $20.8 million, to $31.1 million in the first six months of 2007 compared to $10.3 million in the first six months of 2006. We realized a gain of $0.1 million on our oil hedges and a gain of $0.2 million on our gas hedges in the first six months of 2007 compared to losses of $0.5 million for oil and $12,000 for gas in the first six months of 2006. The increase in net revenues was primarily due to the effect of the STGC Properties acquisition as of May 8, 2007, which significantly increased our production volumes.

For the first six months of 2007, sales volumes were 131,293 barrels of crude oil and 2,926,864 mcf of natural gas, or 3,714,622 natural gas equivalents (mcfe), compared to 91,033 barrels of crude oil and 683,452 mcf of natural gas, or 1,229,650 mcfe in the first six months of 2006. On a daily basis we produced an average of 20,523 mcfe in the first six months of 2007 compared to a daily average of 6,794 mcfe in the first six months of 2006.

Oil and gas prices are reported net of the realized effect of our hedging agreements. Prices realized in the first six months of 2007 were $61.97 per bbl of oil and $7.86 per mcf of natural gas compared to $59.29 per bbl and $7.12 per mcf in the first six months of 2006. Prices before the effects of the hedging agreements were $60.86 per bbl and $7.79 per mcf in the first six months of 2007 compared to $64.23 per bbl and $7.14 per mcf in the first six months of 2006.

Operating Overhead and Other Income. Revenues from these activities increased to $78,000 in the first six months of 2007 compared to $56,000 in the first six months of 2006.

Costs and Expenses

Lease Operating Expenses. Lease operating expenses for the first six months of 2007 were $7.0 million, compared to $3.3 million in the first six months of 2006. The increase was primarily due to the addition of the STGC Properties. On a per unit basis, expenses decreased to $1.89 per mcfe in the first six months of 2007 from $2.68 per mcfe in the first six months of 2006; also as a result of higher volumes per well on the STGC properties.

Exploration Expense. Exploration expense was $0.6 million in the first six months of 2007 compared to $56,000 in the first six months of 2006. We will continue to invest capital in seismic data and lease rental costs as we develop and expand our internal exploratory prospect generation capability.

Depreciation, Depletion and Amortization (DD&A). DD&A expense for the first six months of 2007 increased to $9.0 million compared to $1.7 million in the first six months of 2006. On a per unit basis, DD&A expense increased to $2.43 per mcfe in the first six months of 2007 compared to $1.36 per mcfe in the first six months of 2006, as a result of the acquisition of the STGC Properties.

General and Administrative (G&A) Expenses. Our G&A expenses were $5.0 million in the first six months of 2007 compared to $3.9 million in the first six months of 2006. Included in G&A expense is a non-cash stock expense of $2.0 million ($0.55 per mcfe) and $1.7 million ($1.40 per mcfe), for the first six months of 2007 and 2006, respectively. On a per unit basis, G&A expense decreased to $1.34 per mcfe in the first six months of 2007 from $3.14 per mcfe in the first six months of 2006, due to the incremental volumes from the acquisition of the STGC Properties.

Interest Expense. Interest expense was $3.4 million in the first six months of 2007, up from $66,000 in the first six months of 2006. Total interest increased to $4.1 million for the 2007 quarter because of the higher outstanding balances on our credit facilities related to the acquisition; however $0.7 million of that interest related to our Madisonville / Rodessa Prospect which was capitalized in 2007.

Other Financing Costs. Other financing costs were $0.7 million in the first six months of 2007 compared with $89,000 in the first six months of 2006. These expenses are comprised primarily of the amortization of capitalized costs associated with our current and former credit facilities and to commitment fees related to the unused portion of the credit facilities.

Unrealized Gain (Loss) on Derivative Instruments. Unrealized gain or loss on derivative instruments is the change in the year-to-date period in the mark-to-market exposure under our commodity price hedging instruments. This non-cash charge to earnings for the first six months of 2007 was $0.9 million compared with a non-cash increase in earnings of $1.3 million for the first six months of 2006. This amount will vary period to period, and will be a function of the hedges in place, the strike prices of those hedges and the current NYMEX prices at each balance sheet date.

Income Taxes. Our net income before taxes was $4.4 million in the first six months of 2007 compared with $2.5 million in the first six months of 2006. After adjusting for permanent tax differences, we recorded an income tax expense of $1.7 million in the first six months of 2007 and $0.9 million in the first six months of 2006.

Dividends on Preferred Stock. Dividends on preferred stock remained flat at $1.8 million in the first six months of 2007 compared with the first six months of 2006. Dividends in 2007 included $1.6 million on the Series G Preferred Stock, $0.1 million on the Series H Preferred Stock and $0.1 million on the Series E Preferred Stock. Dividends in 2006 included $1.6 million on the Series G Preferred Stock, $0.1 million on the Series H Preferred Stock and $0.1 million on the Series E Preferred Stock.

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

Cash flow

Our working capital was $5.5 million as of June 30, 2007 compared to a working capital deficit of $6.7 million as of December 31, 2006. Net cash provided by operating activities was $7.7 million for the six months ended June 30, 2007 compared to $5.6 million for the six months ended June 30, 2006. The increases in our working capital and cash flow from operating activities were largely due to increases in activity levels and the timing of receipts and disbursements. See the Consolidated Statements of Cash Flows for further detail.

Net cash used in investing activities was $270.5 million and $7.5 million for the six months ended June 30, 2007 and 2006, respectively. The increase in net cash used in investing activities was principally the result of the acquisition of the STGC Properties and higher capital expenditures for our Madisonville / Rodessa project.

Net cash provided by financing activities was $263.1 million and $1.4 million for the six months ended June 30, 2007 and 2006, respectively. The increase in net cash provided by financing activities was principally due to the result of net borrowings under our new credit facilities to fund our acquisition of the STGC Properties.

Capital resources

We maintain a senior secured revolving credit facility with Wells Fargo Bank, N.A. (the “Senior Credit Facility”) to provide for acquisitions of oil and gas properties and for general corporate purposes. The Senior Credit Facility provides for aggregate borrowings of up to $400.0 million, with a current borrowing base set at $200.0 million, subject to semi-annual redeterminations, and maturing on May 8, 2011. The Senior Credit Agreement also provides for an up to $5.0 million swing line facility. As of June 30, 2007, we had an outstanding loan balance of $126.1 million under our Senior Credit Facility, resulting in an available borrowing capacity on such date of approximately $73.9 million.

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

Our Senior Credit Facility was secured by a lien on substantially all our assets, and the assets of our subsidiaries, as well as a security interest in the stock of all our subsidiaries. Our Senior Credit Facility required, among other things, that we maintain certain financial ratios, including a current ratio, an interest coverage ratio and a specified tangible net worth. As of June 30, 2007, we were in compliance with the aforementioned covenants.

We also maintained a second lien credit agreement with Credit Suisse (the “Second Lien Credit Agreement”) to provide for acquisitions of oil and gas properties and for general corporate purposes. The Second Lien Credit Agreement provided for aggregate borrowings of up to $150.0 million, maturing on May 8, 2012. As of June 30, 2007, we had an outstanding loan balance of $150.0 million under our Second Lien Credit Agreement.

Loans under the Second Lien Credit Agreement are subject to floating rates of interest equal to, at the Company’s option, the LIBOR rate plus 5.25% or the base rate plus 4.25%; however, if the Company does not obtain gross proceeds of at least $25.0 million from the issuance of Common Stock and/or preferred equity within 180 days from the closing date of the Second Lien Credit Agreement, the applicable interest rate will be the LIBOR rate plus 5.75% or the base rate plus 4.75%. Eurodollar loans of one, two, three and six months may be selected by the Company.

The Senior Credit Agreement and the Second Lien Credit Agreement (“the Credit Agreements”) are secured by a lien on all the assets of the Company and its active subsidiaries, as well as a security interest in the stock of all the Company’s direct and indirect subsidiaries. The obligations under the Second Lien Credit Agreement will be subordinate and junior to those under the Senior Credit Agreement.

The Credit Agreements include usual and customary affirmative covenants for credit facilities of the respective types and sizes, as well as customary negative covenants, including, among others, limitations on liens, hedging, mergers, asset sales or dispositions, payments of dividends, incurrence of additional indebtedness, certain leases and investments outside of the ordinary course of business, as well as events of default. The Credit Agreements also contain certain financial covenants. At June 30, 2007, we were in compliance with the aforementioned covenants.

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

The descriptions of our credit facilities are qualified in their entirety by reference to the following: Amended and Restated Credit Agreement, which was filed as Exhibit 10.3 and Second Lien Credit Agreement, which was filed as Exhibit 10.4 to our Form 8-K, Reg. No. 000-21644, filed with the Commission on May 15, 2007, Amended and Restated Credit Agreement, which was filed as Exhibit 10.1 to our Form 8-K, Reg. No. 000-21644, filed with the Commission on June 6, 2007 and Amendment No. 1 to the Second Lien Credit Agreement, which was filed as Exhibit 10.1 to our Form 8-K, Reg. No. 000-21644, filed with the Commission on June 8, 2007.

Future capital requirements

We anticipate that acquisitions of oil and natural gas producing properties will continue to play an important role in our business strategy. While there are currently no unannounced agreements or ongoing negotiations for the acquisition of any material businesses or assets, such transactions can be effected quickly and may occur at any time. We currently estimate that we will make capital expenditures of approximately $46.8 million in 2007, including approximately $22.5 million in development projects, approximately $20.3 million on exploration drilling projects and approximately $4.0 million in seismic data acquisitions for development projects, primarily in our Texas onshore area. We also have budgeted approximately 4.4 million in seismic data purchases for the development of exploratory prospects.

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

Interest Rate Risk

We are exposed to interest rate risk on debt with variable interest rates. To manage this risk, we have entered into interest rate swap agreements with a total notional amount of $200.0 million related to our credit facility. Under these agreements, we receive interest at a floating rate equal to one-month LIBOR plus the applicable spread under our credit facility and pay interest at a fixed rate of 5.02% plus the applicable spread under our credit facility. Assuming our current level of borrowings and considering the effect of the interest rate swap agreements, a 100 basis point increase in the interest rate we pay under our credit facility would not have had a material impact on our interest expense for the six months ended June 30, 2007.

Commodity Price Risk

We hedge a portion of price risk associated with our oil and natural gas sales through contractual arrangements which are classified as derivative instruments. As of June 30, 2007, these derivative instruments had an estimated net fair value asset of $2.1 million. A hypothetical change in oil and gas prices could have an effect on oil and gas futures prices, which are used to estimate the fair value of our derivative instruments. Considering the highly volatile nature of energy commodity prices in the near and long term consideration of attributes impacting them, it is not practicable to estimate the resulting change.

ITEM 4.    CONTROLS AND PROCEDURES

Our President and Chief Executive Officer and our Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Form 10-Q, that our disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our disclosure controls and procedures are effective to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

For the quarter ended March 31, 2007, our management concluded that we did not maintain effective controls over the preparation and review of the quarterly and annual tax provision and the related financial statement presentation and disclosure of income tax matters. Specifically, our historical documentation of related tax positions was not adequate to ensure the completeness and accuracy of FIN 48, Accounting for Uncertainty in Income Taxes, requirements for the quarter ended March 31, 2007, and could have resulted in a misstatement in the aforementioned tax accounts that could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management concluded that this deficiency in internal control over financial reporting was a material weakness. However, in July 2007 we retained the services of a top tier tax accounting firm with expertise to assist us in the preparation of our disclosures and returns related to taxes. We are also in the process of identifying and documenting our key controls as they relate to taxes. Although this process has not been completed, based on the procedures that we have fully implemented as of the end of the period covered by this report, our President and Chief Executive Officer and our Chief Financial Officer were able to conclude based on their evaluation that our disclosure controls and procedures are effective, as described above.

During the period covered by this report, except as disclosed above, there has been no change to our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, these controls.

PART II.     OTHER INFORMATION

ITEM 1.A.	Risk Factors.

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 and Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, which could materially affect our business, financial condition and future results.

ITEM 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 10, 2007 (the “Annual Meeting”). The close of business on April 3, 2007 was fixed as the record date for determining shareholders entitled to notice of the Annual Meeting and the right to vote at the meeting or for any adjournments or postponement thereof. As of April 3, 2007, 3,335,031 shares of our Common Stock, par value $0.001 per share were outstanding and entitled to vote. Shares of our Series G Convertible Preferred Stock, par value $0.001 per share, and shares of our Series H Convertible Preferred Stock, par value $0.001 per share were entitled to vote on an as converted basis with the Common Stock with respect to matters on which approval of our stockholders may be required. However, with respect to the election of directors, the Series G Preferred Stock shareholders are entitled to elect a majority of our directors, but not the remaining directors, which the holders of the Common Stock and Series H Preferred Stock were entitled to elect. Allan D. Keel, B. James Ford and Skardon F. Baker, who were elected by the holders of the Series G Preferred Stock (with 5,045,990 shares voting for reelection and 206,905 shares not voting), continued their term of office after the meeting.

Each of the following matters was approved by shareholders by the following votes:

Proposal 1 — To elect two directors to hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified.

	Lee B. Backsen
	For	Against	Withheld
Common Stock	2,704,465	34,014	33,814
Preferred Series H	714,287	—	—
Total	3,418,752	34,014	33,814

	Lon McCain
	For	Against	Withheld
Common Stock	2,704,465	34,014	33,814
Preferred Series H	714,287	—	—
Total	3,418,752	34,014	33,814

Proposal 2 — To ratify the appointment of Grant Thornton LLP as our independent auditors for the fiscal year ending December 31, 2007

	For	Against	Withheld
Common Stock	2,738,610	18,050	15,633
Preferred Series G	5,045,990	—	—
Preferred Series H	714,287	—	—
Total	8,498,887	18,050	15,633

ITEM 5.	Other Information.

We have reported on Form 8-K during the quarter covered by this report all information to be reported on such form.

ITEM 6.	EXHIBITS.

Number	Description

*31.1	Certification of Chief Executive Officer pursuant to Exchange Rule13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Exchange Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18.U.S.C Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18.U.S.C Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON EXPLORATION INC.

(Registrant)

Date:	August 14, 2007	By:	/s/ Allan D. Keel
Allan D. Keel
President and Chief Executive Officer

Date:	August 14, 2007	By:	/s/ E. Joseph Grady
E. Joseph Grady
Senior Vice President and Chief Financial Officer