Form 10-Q
period 2007-09-30
CRIMSON EXPLORATION INC.
filed 2007-11-14
CIK 813779

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

On November 9, 2007, there were 5,077,437 shares outstanding of the Registrant’s Common Stock, par value $0.001.

FORM 10-Q

CRIMSON EXPLORATION INC.

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2007	2006
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$15,524,293	$23,321
Accounts receivable – trade, net of allowance for doubtful
accounts of $118,110 in 2007 and 2006	24,032,500	3,283,270
Prepaid expenses	472,375	225,304
Derivative instruments	4,257,681	700,088
Total current assets	44,286,849	4,231,983

PROPERTY AND EQUIPMENT
Oil and gas properties, using the successful efforts
method of accounting	381,767,344	91,656,534
Other property and equipment	2,476,204	1,713,911
Less accumulated depreciation, depletion and amortization	(37,020,880)	(16,823,553)

Net oil and gas properties and other property and equipment	347,222,668	76,546,892

NONCURRENT ASSETS
Deposits	94,591	49,502
Debt issuance cost, net	4,221,232	449,583
Derivative instruments	—	2,233,800
Deferred tax asset, net	—	1,190,962
Total other assets	4,315,823	3,923,847

TOTAL ASSETS	$395,825,340	$84,702,722

The Notes to Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2007	2006
	(unaudited)
CURRENT LIABILITIES
Current portion of long-term debt	$94,673	$91,093
Accounts payable – trade	35,963,756	9,778,359
Accrued expenses	1,851,379	736,406
Income taxes payable	75	75
Asset retirement obligations	1,028,877	185,414
Deferred tax liability, net	439,485	140,808
Total current liabilities	39,378,245	10,932,155

NONCURRENT LIABILITIES
Long-term debt, net of current portion	266,036,349	8,414,993
Asset retirement obligations	6,661,168	4,029,791
Derivative instruments	1,582,368	—
Deferred tax liability, net	3,826,666	—
Other noncurrent liabilities	705,432	—
Total noncurrent liabilities	278,811,983	12,444,784

Total liabilities	318,190,228	23,376,939

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock (see Note 2)	912	1,032
Common stock (see Note 2)	5,067	3,334
Additional paid-in capital	88,171,713	79,693,736
Retained deficit	(10,542,580)	(18,372,319)
Total stockholders’ equity	77,635,112	61,325,783

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$395,825,340	$84,702,722

The Notes to Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

OPERATING REVENUES
Oil and gas sales	$37,852,687	$5,609,961	$68,980,733	$15,873,521
Operating overhead and other income	155,963	26,218	231,942	82,500
Total operating revenues	38,008,650	5,636,179	69,212,675	15,956,021

OPERATING EXPENSES
Lease operating expenses	6,565,045	2,245,161	13,590,821	5,534,562
Exploration expenses	867,582	227,648	1,520,025	287,952
Depreciation, depletion and amortization	11,666,837	1,028,112	20,685,730	2,701,919
Impaired assets	—	—	—	8,036
Asset retirement obligations	131,970	20,994	315,521	62,982
General and administrative	3,786,110	2,129,634	8,771,256	5,994,371
Gain on sale of assets	(681,224)	—	(682,874)	—
Total operating expenses	22,336,320	5,651,549	44,200,479	14,589,822

INCOME (LOSS) FROM OPERATIONS	15,672,330	(15,370)	25,012,196	1,366,199

OTHER INCOME (EXPENSE)
Interest expense	(6,001,759)	(34,189)	(9,425,199)	(99,989)
Other financing cost	(351,388)	(50,910)	(1,001,452)	(139,474)
Loss from equity in investments	—	-	—	(1,843)
Unrealized gain (loss) on derivative instruments	618,264	4,343,441	(258,576)	5,620,388
Total other income (expense)	(5,734,883)	4,258,342	(10,685,227)	5,379,082

INCOME BEFORE INCOME TAXES	9,937,447	4,242,972	14,326,969	6,745,281

INCOME TAX EXPENSE	(3,783,592)	(1,635,936)	(5,480,356)	(2,563,571)

NET INCOME	6,153,855	2,607,036	8,846,613	4,181,710

DIVIDENDS ON PREFERRED STOCK	(1,665,843))		(3,423,543)
(Paid 2007 — $662,706; 2006 — $118,650)		(916,039		(2,728,312)

NET INCOME AVAILABE TO COMMON SHAREHOLDERS	$4,488,012	$1,690,997	$5,423,070	$1,453,398

NET INCOME PER SHARE
BASIC	$0.93	$0.51	$1.33	$0.45
DILUTED	$0.63	$0.28	$0.95	$0.45

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	4,827,731	3,317,720	4,073,852	3,195,136
DILUTED	9,745,276	9,458,605	9,334,913	9,258,255

The Notes to Consolidated Financial Statements are an integral part of these statements

CRIMSON EXPLORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDITED)

	NUMBER OF SHARES				ADDITIONAL
	PREFERRED	COMMON	PREFERRED	COMMON	PAID-IN	RETAINED
	STOCK	STOCK	STOCK	STOCK	CAPITAL	DEFICIT
BALANCE DECEMBER 31, 2006	103,220	3,333,602	$1,032	$3,334	$79,693,736	$(18,372,319)
Cumulative change in accounting principle						(354,168)
Share based compensation		250,000		250	3,239,385
Stock options exercised		500		1	2,249
Preferred H converted	(3,020)	431,430	(30)	430	(401)
Preferred E converted	(9,000)	225,000	(90)	225	(135)
Acquisition of oil & gas properties		750,000		750	4,574,250
Preferred dividends paid		76,677		77	662,629	(662,706)
Current period income	—	—	—	—	—	8,846,613
BALANCE SEPTEMBER 30, 2007	91,200	5,067,209	$912	$5,067	$88,171,713	$(10,542,580)

The Notes to Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,846,613	$4,181,710
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	20,685,730	2,701,919
Asset retirement obligations	291,869	62,982
Stock compensation expense	3,266,755	2,804,106
Debt issuance cost	819,824	81,741
Deferred tax expense	5,480,356	2,552,358
Loss from equity in investments	—	1,843
Dry holes, abandoned property, impaired assets	566,630	51,399
Gain on sale of assets	(682,874)	—
Unrealized (gain) loss on derivative instruments	258,576	(5,620,388)
Changes in operating assets and liabilities
Increase in accounts receivable- trade, net	(20,749,231)	(111,881)
Increase in prepaid expenses	(247,071)	(70,904)
Increase in accounts payable and accrued expenses	27,460,462	2,062,512
Net cash provided by operating activities	45,997,639	8,697,397

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(34,431,537)	(13,708,995)
Acquisition of oil and gas properties	(249,782,641)	—
Deposits	(45,089)	(27,467)
Proceeds from sale of property and equipment	751,650	—
Net cash used in investing activities	(283,507,617)	(13,736,462)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock options and warrants exercised	2,250	45,900
Proceeds from debt issuance	317,008,978	17,123,569
Payments on debt	(59,408,805)	(12,510,290)
Debt issuance cost	(4,591,473)	(34,682)
Net cash provided by financing activities	253,010,950	4,624,497

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,500,972	(414,568)

CASH AND CASH EQUIVALENTS,
Beginning of period	23,321	474,393

CASH AND CASH EQUIVALENTS,
End of period	$15,524,293	$59,825

CASH PAID FOR INTEREST	$8,814,009	$118,018
CASH PAID FOR INCOME TAXES	$—	$31,000

NON-CASH STOCK ISSUANCE FOR OIL AND GAS PROPERTIES	$4,575,000	$—

The Notes to Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006

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

On May 8, 2007, Crimson Exploration Operating, Inc. (“CEO”), a wholly owned subsidiary of the Company, acquired certain oil and natural gas properties and related assets in the South Texas and Gulf Coast areas of Louisiana and Texas (“the STGC Properties”) pursuant to a Membership Interest Purchase and Sale Agreement (the “Purchase Agreement”) from EXCO Resources, Inc. (“EXCO”) through the acquisition of 100% of the membership interest of Southern G Holdings, LLC (“SGH”). The consolidated statements of operations include the results of operations of the STGC Properties from May to September 2007.

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

On September 28, 2007, we issued 250,000 shares of restricted common stock, pursuant to restricted stock awards, to our executive officers in recognition of their performance in consummating the STGC Properties acquisition and in recognition of the need to make appropriate adjustments to compensation commensurate with that currently provided to similarly situated executives in this highly competitive industry, and to provide equity incentives to those officers to remain with Crimson to maximize return to our shareholders. The restricted stock will vest over four years.

On May 29, 2007, we issued 291,247 shares of common stock for the conversion of 9,000 shares of Preferred E Series stock of which 66,247 shares were for accrued dividends. Also on that date, 428,572 shares of common stock were issued for the conversion of 3,000 shares of Preferred H Series stock.

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

	September 30,	December 31,
Common Stock	2007	2006
Par value $0.001; 200,000,000 shares authorized; 5,067,209 and 3,333,602 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	$5,067	$3,334

Preferred Stock
Series D, par value $0.01; 12,000 shares authorized; 8,000 shares issued and outstanding at September 30, 2007 and December 31, 2006. The Series D preferred stock does not pay dividends and is not redeemable. The liquidation value is $500 per share. The shares are convertible to Common Stock based upon a value of $500 per Series D share divided by $80.00 per share of Common Stock.	$80	$80

Series E, par value $0.01; 9,000 shares authorized; zero and 9,000 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively.	—	90

Series G, par value $0.01; 81,000 shares authorized; 81,000 issued and outstanding at September 30, 2007 and December 31, 2006. The Series G preferred stock pays compounded dividends, as declared, at a rate of 8% annually, has a liquidation value of $500 per share, may be redeemed at our option under certain circumstances and is convertible to Common Stock based upon a value of $500 per Series G share divided by $9.00 per share of Common Stock. We may defer dividends for the first four years and they are also convertible into our common stock at $9.00 per share	810	810

Series H, par value $0.01; 6,500 shares authorized; 2,210 and 5,220 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively. The Series H preferred stock pays dividends, as declared, at a rate of 4 common shares per preferred share per annum, has a liquidation value of $500 per share, may be redeemed at our option and is exchangeable for Common Stock based upon a value of $500 per Series H share divided by $3.50 per share of Common Stock.	22	52
	$912	$1,032

3.   NON-CASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended September 30, 2007 we issued 750,000 shares of our Common Stock valued at $4,575,000 in conjunction with the SGH acquisition. In addition, we paid dividends to the holders of Series E and Series H Preferred Stock by issuing 76,677 shares of Common Stock valued at $662,700. Also, as a result of the adoption of FIN 48 on January 1, 2007, our noncurrent liabilities increased by $0.5 million, our deferred tax asset increased by $0.2 million and our retained deficit increased by $0.3 million.

During the nine month period ended September 30, 2006 we issued 323,565 shares of common stock, valued at approximately $2.4 million, as partial consideration for the acquisition of oil and gas leases via merger with Core. As a result of this transaction we also increased the book value of oil and gas leases by recording a $1.6 million deferred tax liability related to the difference in the fair market value of the assets acquired and their underlying tax basis. Related to this transaction, we also acquired a 2% overriding royalty interest in that leasehold acreage by issuing 46,224 shares of common stock valued at approximately $0.3 million. In a separate transaction, we recorded an increase in oil and gas leases of $0.5 million through the exchange of a $0.3 million account receivable and through the reclassification of a $0.2 million investment in a partnership upon distribution of assets by that partnership. We also paid dividends to the holders of Series H Preferred Stock by issuing 15,750 shares of common stock valued at $0.1 million based on the closing market price on the date of the grants.

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

The following derivatives were in place at September 30, 2007:

Crude Oil		Volume/Month	Price/Unit	Fair Value
Oct 2007-Dec 2007	Collar	3,000 Bbls	Floor $45.00-$59.45 Ceiling	$(185,593)
Oct 2007-Dec 2007	Collar	5,100 Bbls	Floor $69.64-$84.35 Ceiling	(12,910)
Oct 2007-Dec 2007	Swap	29,500Bbls	$66.00	(1,247,866)
Jan 2008-Dec 2008	Swap	6,500 Bbls	$76.40	(2,416)
Jan 2008-Dec 2008	Collar	18,800 Bbls	Floor $67.11-$70.50 Ceiling	(1,485,760)
Jan 2009-Dec 2009	Swap	5,200 Bbls	$74.20	37,395
Jan 2009-Dec 2009	Collar	12,800 Bbls	Floor $66.55-$71.40 Ceiling	(561,505)
Jan 2010-Dec 2010	Swap	4,250 Bbls	$72.32	9,481
Jan 2010-Dec 2010	Collar	9,000 Bbls	Floor $65.28-$70.60 Ceiling	(343,308)
Jan 2011-Dec 2011	Swap	3,300 Bbls	$70.74	(22,693)
Jan 2011-Dec 2011	Collar	7,000 Bbls	Floor $64.50-$69.50 Ceiling	(275,711)

Natural Gas		Volume/Month	Price/Unit
Oct 2007-Dec 2007	Collar	20,000 Mmbtu	Floor $6.00-$6.95 Ceiling	(12,441)
Oct 2007-Dec 2007	Collar	37,000 Mmbtu	Floor $8.00-$11.84 Ceiling	134,820
Oct 2007-Dec 2007	Collar	872,000 Mmbtu	Floor $7.71-$8.85 Ceiling	2,295,230
Jan 2008-Dec 2008	Swap	47,000 Mmbtu	$8.97	553,821
Jan 2008-Dec 2008	Collar	659,000 Mmbtu	Floor $8.19-$9.65 Ceiling	4,826,318
Jan 2009-Dec 2009	Swap	36,000 Mmbtu	$8.32	19,703
Jan 2009-Dec 2009	Collar	475,000 Mmbtu	Floor $7.90-$9.45 Ceiling	816,708
Jan 2010-Dec 2010	Swap	29,000 Mmbtu	$7.88	(65,455)
Jan 2010-Dec 2010	Collar	351,000 Mmbtu	Floor $7.57-$9.05 Ceiling	8,041
Jan 2011-Dec 2011	Collar	266,000 Mmbtu	Floor $7.32-$8.70 Ceiling	(94,447)

Net fair value asset				$4,391,412
Noncurrent fair value liability				$(450,106)
Current fair value asset				$4,841,518

We also entered into the following interest rate swap during the period:

Interest rate		Notional Amount	Fixed Rate
Sept 8, 2007-Jul 8, 2009	Swap	$200,000,000	5.02%

Current fair value liability				$(583,837)
Noncurrent fair value liability				(1,132,262)
Net fair value liability				$(1,716,099)

At the end of each reporting period we are required by SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” to record on our balance sheet the marked to market valuation of our derivative instruments. We recorded a net asset for derivative instruments of $2.7 million and $2.9 million at September 30, 2007 and December 31, 2006, respectively. As a result of these agreements, we recorded an unrealized loss, for unsettled contracts, of $0.3 million for the nine month period ended September 30, 2007 and an unrealized gain of $5.6 million for the nine month period ended September 30, 2006. The estimated change in fair value of the derivatives is reported in Other Income (Expense) as unrealized gain (loss) on derivative instruments.

For settled contracts on commodity derivative instruments, we realized gains, reflected in oil and gas sales, of $3.7 million and losses of $0.8 million for the nine month periods ended September 30, 2007, and 2006, respectively. For settled contracts on interest rate swaps, we realized gains, included in interest expense, of $0.2 million for the nine month period ended September 30, 2007.

5.	STOCK BASED COMPENSATION

On September 28, 2007, we issued 250,000 shares of restricted common stock to our executive officers in recognition of their performance in consummating the STGC Properties acquisition and in recognition of the need to make appropriate adjustments to compensation commensurate with that currently provided to similarly situated executives in this highly competitive industry, and to provide equity incentives to those officers to remain with Crimson to maximize return to our shareholders. The restricted stock will vest over four years.

The following table reflects compensation expense related to stock options (in millions, except per share data):

	Three Months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
Compensation expense related to stock options, net of tax of $0.4 million and $0.4 million, and $1.2 million and $1.0 million, respectively	$0.7	$0.6	$1.9	$1.7

Basic earnings per share impact	$(0.14)	$(0.19)	$(0.47)	$(0.53)
Diluted earnings per share impact	$(0.07)	$(0.07)	$(0.21)	$(0.18)

6.	FINANCING ACTIVITY

On May 8, 2007, the Company entered into a $400.0 million amended and restated credit agreement (the “Senior Credit Agreement”) with Wells Fargo Bank, National Association, as agent, Wells Fargo Bank, National Association and The Royal Bank of Scotland, plc, which amended and restated the Company’s existing senior secured revolving credit facility dated as of July 15, 2005, as amended. On May 8, 2007, the Company borrowed $122.7 million pursuant to the Senior Credit Agreement to pay the consideration under the EXCO Purchase Agreement (defined below) and to refinance certain existing indebtedness of the Company. On May 31, 2007, the Senior Credit Agreement was amended to provide for up to $5.0 million swing line facility.

Borrowings under the Senior Credit Agreement are subject to a borrowing base limitation based on the Company’s proved oil and gas reserves. The borrowing base was reaffirmed at $200.0 million on November 1, 2007 and is subject to semi-annual redeterminations. The Senior Credit Agreement has a term of four years, and all principal amounts, together with all accrued and unpaid interest, will be due and payable in full on May 8, 2011. The Senior Credit Agreement also provides for the issuance of letters-of-credit up to a $5.0 million sub-limit.

Advances under the Senior Credit Agreement will be in the form of either base rate loans or Eurodollar loans. The interest rate on the base rate loans fluctuates based upon the higher of (1) the lender’s “prime rate” or (2) the Federal Funds rate plus a margin of 0.50%, plus a margin of between 0.0% and 0.5% depending on the percent of the borrowing base utilized at the time of the credit extension. The interest rate on the Eurodollar loans fluctuates based upon the rate at which Eurodollar deposits in the London Interbank market (“Libor”) are quoted for the maturity selected, plus a margin of 1.25% to 2.00% depending on the percent of the borrowing base utilized at the time of the credit extension. Eurodollar loans of one, two, three and nine months may be selected by the Company. A commitment fee of 0.375% on the unused portion of the borrowing base will accrue, and be payable quarterly in arrears.

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

The Second Lien Credit Agreement matures on May 8, 2012. Loans under the Second Lien Credit Agreement are subject to floating rates of interest equal to, at the Company’s option, the LIBOR rate plus 5.25% or the base rate plus 4.25%; however, as the Company does not obtain gross proceeds of at least $25.0 million from the issuance of Common Stock and/or preferred equity within 180 days from the closing date of the Second Lien Credit Agreement (November 5, 2007), the applicable interest rate is currently the LIBOR rate plus 5.75% or the base rate plus 4.75%. Eurodollar loans of one, two, three and six months may be selected by the Company.

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

The Credit Agreements include usual and customary affirmative covenants for credit facilities of the respective types and sizes, as well as customary negative covenants, including, among others, limitations on liens, hedging, mergers, asset sales or dispositions, payments of dividends, incurrence of additional indebtedness, certain leases and investments outside of the ordinary course of business, as well as events of default. The Credit Agreements also contain certain financial covenants, including (a) with respect to the Senior Credit Agreement, maintaining (i) a ratio of current assets to current liabilities of at least 1.0 to 1.0, (ii) an interest coverage ratio of EBITDAX (earnings before interest, taxes, depreciation and amortization and exploration expense) to cash interest expense of 3.0 to 1.0 and (iii) a minimum leverage ratio of total debt to EBITDAX of 3.50 to 1.00 and (b) with respect to the Second Lien Credit Agreement, maintaining (i) a minimum leverage ratio of total debt to EBITDAX of 4.00 to 1.00 for the fiscal quarters ending on or before December 31, 2007, 3.50 to 1.00 for the fiscal quarters ending after December 31, 2007 and ending on or before September 30, 2008 and 3.00 to 1.00 for the fiscal quarters ending after September 30, 2008 and (ii) a PV-10 Ratio (as defined in the Second Lien Credit Agreement) less than 1.25x for a period from September 30, 2007 to December 31, 2007 and less than 1.50x for the period on or after January 1, 2008. EBITDAX is calculated without consideration of unrealized gains and losses related to stock derivatives accounted for under variable accounting rules or to commodity hedges. At September 30, 2007, we were in compliance with the aforementioned covenants.

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

At September 30, 2007, we had $116.0 million outstanding under the Senior Credit Agreement and $150.0 million outstanding under the Second Lien Credit Agreement.

7.	OIL AND GAS PROPERTIES

On May 8, 2007, CEO entered into the Purchase Agreement with EXCO and SGH, pursuant to which we acquired, for $285.0 million in cash (excluding adjustments) and 750,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), the STGC Properties held by SGH immediately before the closing of the acquisition. After considerations for typical closing adjustments, $229.0 million of the purchase price was allocated to proved properties and $28.6 million was allocated to unproved properties. EXCO acquired the properties and assets as part of a larger property package on May 4, 2007, from Anadarko Petroleum Corporation and certain of its affiliates. The properties acquired include approximately 250 producing wells in over 30 fields. The Company has an average 65% working interest in the properties and operates more than 80% of the value acquired. The major producing fields acquired by the Company reside in Liberty and Lavaca counties of the Upper Texas Gulf Coast, Brooks County of south Texas and Calcasieu Parish of south Louisiana. The properties and related assets were acquired through the conveyance of 100% of the membership interests of SGH from EXCO to CEO. The consolidated statements of operations include the results of operations of the STGC Properties from May 2007 to September 2007.

The unaudited pro forma results presented below for the three and nine months ended September 30, 2006 and the nine months ended September 30, 2007 have been prepared to give effect to the STGC Properties acquisition described above on our results of operations as if it had been consummated on January 1, 2006. The unaudited pro forma results do not purport to represent what our results of operations actually would have been if this acquisition had been completed on such date or project our results of operations for any future date or period.

	Three Months	Nine months
	Ended	Ended
	September 30,	September 30,
	2006	2007	2006
	(unaudited)
	(in thousands, except per share data)
Pro forma:
Operating revenues	$50,793	$113,738	$121,868

Income from operations	$28,875	$47,360	$67,723

Net income	$17,833	$19,810	$40,210

Basic earnings per share	$4.14	$3.79	$9.44
Diluted earnings per share	$1.85	$2.07	$4.24

8.   INCOME TAXES

During the first nine months of 2007, our deferred tax position changed by approximately $5.3 million, to a net deferred tax liability balance of $4.3 million at September 30, 2007, from a net deferred tax asset balance of $1.0 million at December 31, 2006. Major components of the change were an increase of $1.2 million to deferred tax assets related to stock-based compensation, a decrease of $0.5 million related to net operating loss carry forwards and increases in deferred tax liabilities of $5.4 million related to the expensing of intangible drilling costs and $0.8 million related to depletion.

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

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption, we recognized $0.5 million in our tax liability for unrecognized income tax benefits, of which $0.3 million was recorded as an increase in beginning retained deficit. We did not recognize any interest expense or penalties on unrecognized tax benefits as of the date of adoption. We do not anticipate a significant increase in unrecognized tax benefits during the next 12 months. At September 30, 2007, the unrecognized tax benefit amount has not significantly changed from adoption.

FIN 48 requires that interest expense and penalties related to unrecognized tax benefits be recognized in our Statement of Operations. FIN 48 allows recognized interest and penalties to be classified as either income tax expense or another appropriate expense classification. If we recognize interest expense or penalties on future unrecognized tax benefits, we will classify such interest and penalties as income tax expense. As of September 30, 2007, we have no accrued interest related to uncertain tax positions.

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

On May 29, 2007, 9,000 shares of Preferred E Series stock were converted to 291,247 shares of common stock of which 66,247 shares were from accrued dividends. Also on that date, 3,000 shares of Preferred H Series stock were converted to 428,572 shares of common stock.

Dividends on all classes of our preferred stock are cumulative until declared as payable by our Board of Directors. Series G Preferred Stock accumulates at 8% per annum, compounded quarterly, payable in cash and Series H Preferred Stock accumulates at 4 shares of our common stock per share of the Series H Preferred Stock per annum, payable quarterly as declared. Our Series D Preferred Stock bears no dividends.

The following table sets forth the accumulated value of undeclared dividends of our preferred stock at September 30, 2007.

Series G Preferred Stock	$9,220,870
Series H Preferred Stock	37,064
$9,257,934

The Series G Preferred Stock dividends are convertible to our common stock at $9.00 per common share. The Series H Preferred Stock has no conversion feature for unpaid dividends. These dividends call for payment of one common share per quarter for each preferred share. Payments on the Series H Preferred Stock are current.

The Company has accumulated undeclared dividends, since the original issuance, on a simple or non-compounded basis. During the third quarter, the Company was notified by the majority holder of the Series G Preferred Stock that they believed that certain provisions of the Certificate of Designations for the Series G results in a compounding effect. After reviewing their interpretation, the Company agreed that the quarterly compounding for accrued, undeclared and unpaid dividends was appropriate. Therefore we have recalculated the accumulated dividends. The results of this adjustment are reflected in Dividends on Preferred Stock in the Consolidated Statements of Operations for the three and nine months ended September 30, 2007, of which approximately $0.4 million is related to prior years.

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

We caution that a number of factors could cause future production, revenues and expenses to differ materially from our expectations. For a discussion on risk factors affecting our business, see the information in “ITEM 1A. Risk Factors” contained in our most recent Annual Report filed on Form 10-K with the Securities and Exchange Commission and those in Item 1.A. of Part II of the Quarterly Report for the Quarter ended March 31, 2007.

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

2.    Operating overhead and other income that consists primarily of administrative fees received for operating crude oil and natural gas properties for other working interest owners and for marketing and transporting natural gas for those owners.

Acquisition

On May 8, 2007, we acquired oil and gas properties in the South Texas and Gulf Coast areas of Texas and Louisiana (“the STGC Properties”) from EXCO Resources, Inc. (“EXCO”) for total consideration, as of the January 1, 2007 effective date, of $285.0 million in cash and 750,000 shares of Crimson common stock valued at approximately $4.6 million on the closing date. After reduction for applicable adjustments for the net results of operations between the effective date and the closing date, and other customary purchase price adjustments, the cash portion of the purchase price paid at closing was $245.4 million, which is subject to a post-closing adjustment. $28.6 million of the purchase price was allocated to unproved properties. The properties acquired include approximately 250 producing wells in over 30 fields, are 90% natural gas and are approximately 80% proved developed producing by value. We have an average 65% working interest in the properties and operate more than 80% of the value acquired. The cash portion of the purchase price was financed through an amended and restated $400.0 million revolving credit facility and a new $150.0 million second lien credit facility. The acquisition was accomplished by way of conveyance of 100% of the membership interests of Southern G Holdings, LLC (“SGH”), a wholly owned subsidiary of EXCO, from EXCO to us.

Comparative results of operations for the periods indicated are discussed below.

Three-Month Period Ended September 30, 2007 compared to Three-Month Period Ended September 30, 2006.

Revenues

Oil and Gas Sales. Revenues from the sale of crude oil and natural gas, net of realized gains from our hedging instruments, increased approximately $32.3 million, to $37.9 million in the third quarter 2007 compared to $5.6 million in the third quarter 2006. We realized a loss of $1.0 million on our oil hedges and a gain of $4.3 million on our gas hedges in the third quarter 2007 compared to a loss of $0.3 million for oil hedges and a gain of $22,000 for gas hedges in the third quarter 2006. The increase in net revenues was primarily due to the effect of the STGC Properties acquisition in May 2007, which significantly increased our production volumes.

Our third quarter 2007 sales volumes were 129,824 barrels of crude oil, 3,196,683 mcf of natural gas, and 108,969 barrels of natural gas liquids, or 4,629,441 natural gas equivalents (mcfe), compared to 45,484 barrels of crude oil and 421,889 mcf of natural gas, or 694,793 mcfe in the third quarter 2006. On a daily basis, we produced an average of 50,320 mcfe in the third quarter 2007 compared to a daily average of 7,552 mcfe in the third quarter 2006.

Oil and gas prices are reported net of the realized effect of our hedging agreements. Prices realized in the third quarter 2007 were $66.47 per barrel of oil, $7.60 per mcf of natural gas, and $45.17 per barrel of natural gas liquids compared to $61.01 per barrel of oil and $6.72 per mcf of natural gas in the third quarter 2006. No natural gas liquids were sold in the third quarter of 2006. Prices before the effects of the hedging agreements were $73.97 per barrel of oil, $6.24 per mcf of natural gas, and $45.17 per barrel of natural gas liquids in the third quarter 2007 compared to $67.83 per barrel of oil and $6.67 per mcf of natural gas in the third quarter 2006. No natural gas liquids were sold in the third quarter of 2006.

Operating Overhead and Other Income. Revenues from these activities increased to $156,000 in the third quarter 2007 compared with $26,000 in the third quarter 2006 due to the increase in administrative overhead fees charged to partners on the operated acquired properties.

Costs and Expenses

Lease Operating Expenses. Lease operating expenses for the third quarter 2007 were $6.6 million, compared to $2.2 million in the third quarter 2006. The increase was primarily due to the addition of the STGC Properties. On a per unit basis, expenses decreased to $1.42 per mcfe in the third quarter 2007 from $3.23 per mcfe in the third quarter 2006, also as a result of higher volumes per well on the STGC properties.

Exploration Expense. Exploration expense increased to $0.9 million in the third quarter 2007 compared to $0.2 million in the third quarter 2006. We will continue to invest capital in seismic data and lease rental costs as we develop and expand our internal exploratory prospect generation capability.

Depreciation, Depletion and Amortization (DD&A). DD&A expense for the third quarter 2007 increased to $11.7 million compared to $1.0 million in the third quarter 2006. On a per unit basis, DD&A expense increased to $2.52 per mcfe in the third quarter 2007, compared to $1.48 per mcfe in the third quarter 2006, as a result of the acquisition of the STGC Properties.

General and Administrative (G&A) Expenses. Our G&A expenses were $3.8 million in the third quarter 2007 compared to $2.1 million in the third quarter 2006. Included in G&A expense is a non-cash stock expense of $1.2 million ($0.26 per mcfe) and $1.0 million ($1.45 per mcfe), for the third quarters 2007 and 2006, respectively. On a per unit basis, G&A expense decreased to $0.82 per mcfe in the third quarter 2007 from $3.07 per mcfe in the third quarter 2006, due to the incremental volumes from the acquisition of the STGC Properties.

Interest Expense. Interest expense was $6.0 million in the third quarter 2007, up from $34,000 in the third quarter 2006. Total interest increased to $6.2 million for the 2007 quarter because of the higher outstanding balances on our credit facilities related to the STGC Properties acquisition; however $0.2 million of that interest related to our Madisonville / Rodessa Prospect which was capitalized in 2007.

Other Financing Costs. Other financing costs were $351,000 in the third quarter 2007 compared with $51,000 in the third quarter 2006. These expenses are comprised primarily of the amortization of capitalized costs associated with our current and former credit facilities and to commitment fees related to the unused portion of the credit facilities.

Unrealized Gain (Loss) on Derivative Instruments. Unrealized gain or loss on derivative instruments is the change in the quarter in the mark-to-market exposure under our commodity price hedging instruments and our interest rate swap. This non-cash increase in earnings for the third quarter 2007 was approximately $0.6 million compared with $4.3 million for the third quarter 2006. This amount will vary period to period, and will be a function of the hedges in place, the strike prices of those hedges and the current NYMEX prices at each balance sheet date.

Income Taxes. Our net income before taxes was $9.9 million in the third quarter 2007 compared with $4.2 million in the third quarter 2006. After adjusting for permanent tax differences, we recorded an income tax expense of $3.8 million in the third quarter 2007 compared with $1.6 million in the third quarter 2006.

Dividends on Preferred Stock. Dividends on preferred stock were $1.7 million in the third quarter 2007 compared with $1.0 million in the third quarter 2006. Dividends in 2007 included $1.7 million on the Series G Preferred Stock, $17,000 on the Series H Preferred Stock and zero on the Series E Preferred Stock. Dividends in 2006 included $0.9 million on the Series G Preferred Stock, $36,000 on the Series H Preferred Stock and $68,000 on the Series E Preferred Stock.

The Company has accumulated undeclared dividends, since the original issuance, on a simple or non-compounded basis. During the third quarter, the Company was notified by the majority holder of the Series G Preferred Stock that they believed that certain provisions of the Certificate of Designations for the Series G results in a compounding effect. After reviewing their interpretation, the Company agreed that the quarterly compounding for accrued, undeclared and unpaid dividends was appropriate. Therefore we have recalculated the accumulated dividends. The results of this adjustment are reflected in Dividends on Preferred Stock in the Consolidated Statements of Operations for the three months ended September 30, 2007, of which approximately $0.4 million is related to prior years.

Nine-Month Period Ended September 30, 2007 compared to Nine-Month Period Ended September 30, 2006.

Revenues

Oil and Gas Sales. Revenues from the sale of crude oil, natural gas and natural gas liquids, net of realized gains from our hedging instruments, increased approximately $53.1 million, to $69.0 million in the first nine months of 2007 compared to $15.9 million in the first nine months of 2006. We realized a loss of $0.7 million on our oil hedges and a gain of $4.4 million on our gas hedges in the first nine months of 2007 compared to losses of $0.8 million for oil hedges and a gain of $10,000 for gas hedges in the first nine months of 2006. The increase in net revenues was primarily due to the effect of the STGC Properties acquisition in May 2007, which significantly increased our production volumes.

For the first nine months of 2007, sales volumes were 261,117 barrels of crude oil, 6,032,848 mcf of natural gas and 143,875 barrels of natural gas liquids, or 8,462,800 natural gas equivalents (mcfe), compared to 136,517 barrels of crude oil and 1,105,341 mcf of natural gas, or 1,924,443 mcfe in the first nine months of 2006. On a daily basis we produced an average of 30,999 mcfe in the first nine months of 2007 compared to a daily average of 7,049 mcfe in the first nine months of 2006.

Oil and gas prices are reported net of the realized effect of our hedging agreements. Prices realized in the first nine months of 2007 were $64.61 per barrel of oil, $7.57 per mcf of natural gas and $44.71 per barrel of natural gas liquids compared to $59.86 per barrel of oil and $6.97 per mcf of natural gas in the first nine months of 2006. No natural gas liquids were sold in 2006. Prices before the effects of the hedging agreements were $67.38 per barrel of oil, $6.84 per mcf of natural gas and $44.71 per barrel of natural gas liquids in the first nine months of 2007 compared to $65.43 per barrel of oil and $6.96 per mcf in the first nine months of 2006. No natural gas liquids were sold in 2006.

Operating Overhead and Other Income. Revenues from these activities increased to $0.2 million in the first nine months of 2007 compared to $82,500 in the first nine months of 2006 due to the increase in administrative overhead fees charged to partners on the operated acquired properties.

Costs and Expenses

Lease Operating Expenses. Lease operating expenses for the first nine months of 2007 were $13.6 million, compared to $5.5 million in the first nine months of 2006. The increase was primarily due to the addition of the STGC Properties. On a per unit basis, expenses decreased to $1.61 per mcfe in the first nine months of 2007 from $2.88 per mcfe in the first nine months of 2006, also as a result of higher volumes per well on the STGC properties.

Exploration Expense. Exploration expense was $1.5 million in the first nine months of 2007 compared to $0.3 million in the first nine months of 2006. Geological and geophysical costs were $0.8 million, dry hole and abandoned property costs were $0.5 million and lease rentals were $0.1 million for the first nine months of 2007. Geological and geophysical costs were $91,000, dry hole and abandoned property costs were $50,000 and delay rentals were $0.2 million for the first nine months of 2006. We will continue to invest capital in seismic data and lease rental costs as we develop and expand our internal exploratory prospect generation capability.

Depreciation, Depletion and Amortization (DD&A). DD&A expense for the first nine months of 2007 increased to $20.7 million compared to $2.7 million in the first nine months of 2006. On a per unit basis, DD&A expense increased to $2.44 per mcfe in the first nine months of 2007 compared to $1.40 per mcfe in the first nine months of 2006, as a result of the acquisition of the STGC Properties.

General and Administrative (G&A) Expenses. Our G&A expenses were $8.8 million in the first nine months of 2007 compared to $6.0 million in the first nine months of 2006. Included in G&A expense is a non-cash stock expense of $3.3 million ($0.39 per mcfe) and $2.7 million ($1.42 per mcfe), for the first nine months of 2007 and 2006, respectively. On a per unit basis, G&A expense decreased to $1.04 per mcfe in the first nine months of 2007 from $3.11 per mcfe in the first nine months of 2006, due to the incremental volumes from the acquisition of the STGC Properties.

Interest Expense. Interest expense was $9.4 million in the first nine months of 2007, up from $0.1 million in the first nine months of 2006. Total interest increased to $10.3 million for the 2007 quarter because of the higher outstanding balances on our credit facilities related to the STGC Properties acquisition; however $0.9 million of that interest related to our Madisonville / Rodessa Prospect which was capitalized in 2007.

Other Financing Costs. Other financing costs were $1.0 million in the first nine months of 2007 compared with $0.1 million in the first nine months of 2006. These expenses are comprised primarily of the amortization of capitalized costs associated with our current and former credit facilities and to commitment fees related to the unused portion of the credit facilities.

Unrealized Gain (Loss) on Derivative Instruments. Unrealized gain or loss on derivative instruments is the change in the year-to-date period in the mark-to-market exposure under our commodity price hedging instruments and our interest rate swap. This non-cash charge to earnings for the first nine months of 2007 was $0.3 million compared with a non-cash increase in earnings of $5.6 million for the first nine months of 2006. This amount will vary period to period, and will be a function of the hedges in place, the strike prices of those hedges and the current NYMEX prices at each balance sheet date.

Income Taxes. Our net income before taxes was $14.3 million in the first nine months of 2007 compared with $6.7 million in the first nine months of 2006. After adjusting for permanent tax differences, we recorded an income tax expense of $5.5 million in the first nine months of 2007 and $2.6 million in the first nine months of 2006.

Dividends on Preferred Stock. Dividends on preferred stock were $3.4 million in the first nine months of 2007 compared with $2.9 million for the first nine months of 2006. Dividends in 2007 included $3.3 million on the Series G Preferred Stock, $69,000 on the Series H Preferred Stock and $0.1 million on the Series E Preferred Stock. Dividends in 2006 included $2.6 million on the Series G

Preferred Stock, $0.1 million on the Series H Preferred Stock and $0.2 million on the Series E Preferred Stock.

The Company has accumulated undeclared dividends, since the original issuance, on a simple or non-compounded basis. During the third quarter, the Company was notified by the majority holder of the Series G Preferred Stock that they believed that certain provisions of the Certificate of Designations for the Series G results in a compounding effect. After reviewing their interpretation, the Company agreed that the quarterly compounding for accrued, undeclared and unpaid dividends was appropriate. Therefore we have recalculated the accumulated dividends. The results of this adjustment are reflected in Dividends on Preferred Stock in the Consolidated Statements of Operations for the nine months ended September 30, 2007, of which approximately $0.4 million is related to prior years.

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

Cash flow

Our working capital was $4.9 million as of September 30, 2007 compared to a working capital deficit of $6.7 million as of December 31, 2006. Net cash provided by operating activities was $46.0 million for the nine months ended September 30, 2007 compared to $8.7 million for the nine months ended September 30, 2006. The increases in our working capital and cash flow from operating activities were largely due to increases in activity levels resulting from the STGC acquisition and the timing of receipts and disbursements. See the Consolidated Statements of Cash Flows for further detail.

Net cash used in investing activities was $283.5 million and $13.7 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in net cash used in investing activities was principally the result of the acquisition of the STGC Properties and higher capital expenditures for our Madisonville / Rodessa project.

Net cash provided by financing activities was $253.0 million and $4.6 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in net cash provided by financing activities was principally due to the result of net borrowings under our new credit facilities to fund our acquisition of the STGC Properties.

Capital resources

We maintain a senior secured revolving credit facility with Wells Fargo Bank, N.A. (the “Senior Credit Facility”) to provide for acquisitions of oil and gas properties and for general corporate purposes. The Senior Credit Facility provides for aggregate borrowings of up to $400.0 million, with a current borrowing base reaffirmed on November 1, 2007 at $200.0 million, subject to semi-annual redeterminations, and maturing on May 8, 2011. The Senior Credit Agreement also provides for an up to $5.0 million swing line facility. As of September 30, 2007, we had an outstanding loan balance of 116.0 million under our Senior Credit Facility, resulting in an available borrowing capacity on such date of approximately $84.0 million.

Amounts borrowed under our Senior Credit Facility bear interest, at our election, at either a variable rate equal to LIBOR, plus a margin ranging from 1.25% to 2.00%, upon the percent of the borrowing base utilized at the time of the credit extension, or an alternate base rate equal to the higher of (1) the prime rate or (2) the federal funds rate plus a margin of 0.50%, plus an additional margin ranging from zero to 0.50%, depending upon the percent of the borrowing base utilized at the time of the credit extension.

Our Senior Credit Facility is secured by a lien on substantially all our assets, and the assets of our subsidiaries, as well as a security interest in the stock of all our subsidiaries. Our Senior Credit Facility requires, among other things, that we maintain certain financial ratios, including a current ratio, an interest coverage ratio and a specified tangible net worth. As of September 30, 2007, we were in compliance with the aforementioned covenants.

We also maintain a second lien credit agreement (the “Second Lien Credit Agreement”) to provide for acquisitions of oil and gas properties and for general corporate purposes. The Second Lien Credit Agreement provides for aggregate borrowings of up to $150.0 million, maturing on May 8, 2012. As of September 30, 2007, we had an outstanding loan balance of $150.0 million under our Second Lien Credit Agreement.

Loans under the Second Lien Credit Agreement are subject to floating rates of interest equal to, at the Company’s option, the LIBOR rate plus 5.25% or the base rate plus 4.25%; however, as the Company did not obtain gross proceeds of at least $25.0 million from the issuance of Common Stock and/or preferred equity within 180 days from the closing date of the Second Lien Credit Agreement (November 5, 2007), the applicable interest rate is currently the LIBOR rate plus 5.75% or the base rate plus 4.75%. Eurodollar loans of one, two, three and nine months may be selected by the Company.

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

The Credit Agreements include usual and customary affirmative covenants for credit facilities of the respective types and sizes, as well as customary negative covenants, including, among others, limitations on liens, hedging, mergers, asset sales or dispositions, payments of dividends, incurrence of additional indebtedness, certain leases and investments outside of the ordinary course of business, as well as events of default. The Credit Agreements also contain certain financial covenants. At September 30, 2007, we were in compliance with the aforementioned covenants.

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

Future capital requirements

We anticipate that acquisitions of oil and natural gas producing properties will continue to play an important role in our business strategy. While there are currently no unannounced agreements or ongoing negotiations for the acquisition of any material businesses or assets, such transactions can be effected quickly and may occur at any time. We currently estimate that we will make capital expenditures of approximately $46.8 million in 2007, including approximately $22.5 million in development projects, approximately $20.3 million on low-risk exploitation drilling projects and approximately $4.0 million in seismic data acquisitions for development projects, primarily in our Texas onshore area. We also have budgeted approximately $4.4 million in seismic data purchases for the development of exploratory prospects.

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

Interest Rate Risk

We are exposed to interest rate risk on debt with variable interest rates. To manage this risk, we have entered into interest rate swap agreements with a total notional amount of $200.0 million related to our credit facility. As of September 30, 2007, the interest rate swap had an estimated net fair value liability of $1.7 million. Under these agreements, we receive interest at a floating rate equal to one-month LIBOR plus the applicable spread under our credit facility and pay interest at a fixed rate of 5.02% plus the applicable spread under our credit facility. Assuming our current level of borrowings and considering the effect of the interest rate swap agreements, a 100 basis point increase in the interest rate we pay under our credit facility would not have had a material impact on our interest expense for the nine months ended September 30, 2007.

Commodity Price Risk

We hedge a portion of price risk associated with our oil and natural gas sales through contractual arrangements which are classified as derivative instruments. As of September 30, 2007, these derivative instruments had an estimated net fair value asset of $4.4 million. A hypothetical change in oil and gas prices could have an effect on oil and gas futures prices, which are used to estimate the fair value of our derivative instruments. Considering the highly volatile nature of energy commodity prices in the near and long term consideration of attributes impacting them, it is not practicable to estimate the resulting change.

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

ITEM 2.	Unregistered Sales of Equity Securities

As previously reported on our Current Report on Form 8-K filed on August 7, 2007, the compensation committee of our board of directors approved the issuance of 250,000 shares of our common stock, pursuant to restricted stock awards, to certain of our executive officers in recognition of their performance in consummating the STGC Properties Acquisition and in recognition of the need to make appropriate adjustments to compensation commensurate with that currently provided to similarly situated executives in this highly competitive industry, and to provide equity incentives to those officers to remain with Crimson to maximize return to our shareholders. The restricted stock was issued on September 28, 2007. The restricted stock awards were made in reliance on Section 4(2) of the Securities Act of 1933.

ITEM 6.	EXHIBITS.

Number	Description

10.1	Form of Restricted Stock Award (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed August 7, 2007).

*31.1	Certification of Chief Executive Officer pursuant to Exchange Rule13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Exchange Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18.U.S.C Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18.U.S.C Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON EXPLORATION INC.

(Registrant)

Date:	November 14, 2007	By:	/s/ Allan D. Keel
Allan D. Keel
President and Chief Executive Officer

Date:	November 14, 2007	By:	/s/ E. Joseph Grady
E. Joseph Grady
Senior Vice President and Chief Financial Officer