Form 10-Q
period 2008-03-31
CRIMSON EXPLORATION INC.
filed 2008-05-14
CIK 813779

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

On May 5, 2008, there were 5,168,958 shares outstanding of the Registrant’s Common Stock, par value $0.001.

FORM 10-Q

CRIMSON EXPLORATION INC.

FOR THE QUARTER ENDED MARCH 31, 2008

PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2008	2007
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$10,909,238	$4,882,511
Accounts receivable – trade, net of allowance for doubtful accounts of $215,015 in 2008 and 2007	34,088,461	30,034,558
Prepaid expenses	297,281	230,870
Deferred tax asset, net	8,812,302	1,134,918
Total current assets	54,107,282	36,282,857

PROPERTY AND EQUIPMENT
Oil and gas properties, using the successful efforts method of accounting	412,684,844	407,905,609
Other property and equipment	2,806,217	2,710,995
Accumulated depreciation, depletion and amortization	(65,284,825)	(54,128,002)
Total property and equipment, net	350,206,236	356,488,602

NONCURRENT ASSETS
Deposits	94,591	94,591
Debt issuance cost, net	3,696,676	3,982,023
Deferred charges	1,400,000	1,400,000
Deferred tax asset, net	—	488,293
Total other assets	5,191,267	5,964,907

TOTAL ASSETS	$409,504,785	$398,736,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$97,585	$100,609
Accounts payable – trade	38,504,000	41,432,777
Accrued liabilities	4,254,254	3,234,553
Asset retirement obligations	1,407,347	1,407,347
Derivative instruments	23,293,790	2,505,251
Total current liabilities	67,556,976	48,680,537

NONCURRENT LIABILITIES
Long-term debt, net of current portion	235,051,926	260,064,226
Asset retirement obligations	6,280,115	6,148,144
Deferred tax liability, net	7,859,147	—
Derivative instruments	20,440,999	12,747,019
Other noncurrent liabilities	616,066	1,443,359
Total noncurrent liabilities	270,248,253	280,402,748

Total liabilities	337,805,229	329,083,285

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock (see Note 3)	827	832
Common stock (see Note 3)	5,167	5,128
Additional paid-in capital	90,974,166	89,507,073
Retained deficit	(19,280,604)	(19,859,952)
Total stockholders’ equity	71,699,556	69,653,081

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$409,504,785	$398,736,366

The Notes to Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007

OPERATING REVENUES
Oil and gas sales	$44,928,196	$4,520,789
Operating overhead and other income	107,895	26,337
Total operating revenues	45,036,091	4,547,126

OPERATING EXPENSES
Lease operating expenses	8,700,334	1,812,208
Exploration expenses	85,842	135,611
Depreciation, depletion and amortization	11,156,823	771,766
Asset retirement obligations	131,971	74,719
General and administrative	4,746,707	2,310,227
Gain on sale of assets	(15,185,929)	—
Total operating expenses	9,635,748	5,104,531

INCOME (LOSS) FROM OPERATIONS	35,400,343	(557,405)

OTHER EXPENSE
Interest expense	(5,206,870)	(17,969)
Other financing cost	(377,255)	(77,258)
Unrealized loss on derivative instruments	(28,482,519)	(1,862,113)
Total other expense	(34,066,644)	(1,957,340)

INCOME (LOSS) BEFORE INCOME TAXES	1,333,699	(2,514,745)

INCOME TAX (EXPENSE) BENEFIT	(670,056)	952,151

NET INCOME (LOSS)	663,643	(1,562,594)

DIVIDENDS ON PREFERRED STOCK (Paid 2008 — $84,295; 2007 — $0)	(1,024,982)	(895,494)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(361,339)	$(2,458,088)

NET LOSS PER SHARE
BASIC	$(0.07)	$(0.74)
DILUTED	$(0.07)	$(0.74)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	5,149,341	3,333,806
DILUTED	5,149,341	3,333,806

The Notes to Consolidated Financial Statements are an integral part of these statements

CRIMSON EXPLORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

	NUMBER OF SHARES				ADDITIONAL
	PREFERRED	COMMON	PREFERRED	COMMON	PAID-IN	RETAINED
	STOCK	STOCK	STOCK	STOCK	CAPITAL	DEFICIT
BALANCE DECEMBER 31, 2007	83,200	5,127,937	$832	$5,128	$89,507,073	$(19,859,952)
Share based compensation	—	—	—	—	1,373,832	—
Stock options exercised	—	2,000	—	2	8,998	—
Preferred G converted	(500)	27,778	(5)	28	(23)	—
Current period income	—	—	—	—	—	663,643
Preferred dividends paid	—	9,243	—	9	84,286	(84,295)
BALANCE MARCH 31, 2008	82,700	5,166,958	$827	$5,167	$90,974,166	$(19,280,604)

The Notes to Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$663,643	$(1,562,594)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation, depletion and amortization	11,156,823	771,766
Asset retirement obligations	131,971	51,067
Stock compensation expense	1,363,662	1,035,255
Debt issuance cost	285,347	49,334
Deferred tax expense (benefit)	670,056	(952,151)
Gain on sale of assets	(15,185,929)	—
Unrealized loss on derivative instruments	28,482,519	1,862,113
Changes in operating assets and liabilities
Increase in accounts receivable- trade, net	(1,505,956)	(1,005,270)
Increase in prepaid expenses	(66,411)	(237,190)
Decrease in accounts payable and accrued liabilities	(2,726,199)	(3,542,893)
Net cash provided by (used in) operating activities	23,269,526	(3,530,563)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	31,249,001	—
Capital expenditures	(23,485,476)	(6,392,940)
Net cash provided by (used in) investing activities	7,763,525	(6,392,940)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	9,000	—
Proceeds from debt	11,492,202	17,990,936
Payments on debt	(36,507,526)	(8,090,754)
Net cash provided by (used in) financing activities	(25,006,324)	9,900,182

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,026,727	(23,321)

CASH AND CASH EQUIVALENTS,
Beginning of period	4,882,511	23,321

CASH AND CASH EQUIVALENTS,
End of period	$10,909,238	$—

CASH PAID FOR INTEREST	$5,946,930	$186,969
CASH PAID FOR INCOME TAXES	$—	$—

The Notes to Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

(UNAUDITED)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

During interim periods, we follow the accounting policies set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report when reviewing interim financial results.

The accompanying financial statements include Crimson Exploration Inc. and its wholly-owned subsidiaries: Southern G Holdings, LLC, acquired May 8, 2007, and merged with Crimson Exploration Operating, Inc. on January 1, 2008, Crimson Exploration Operating, Inc., formed January 5, 2006 and LTW Pipeline Co., formed April 19, 1999 (“we”, “our”, “us”). All material intercompany transactions and balances are eliminated upon consolidation. Certain reclassifications were made to previously reported amounts to make them consistent with the current presentation format.

In management’s opinion, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations, and the cash flows for the interim periods. Results for the interim period are not necessarily indicative of results to be expected for the entire year.

Assets and Liabilities at Fair Value

We have commodity and interest rate derivatives on our consolidated balance sheet as current and noncurrent liabilities which are stated at fair value. In accordance with FASB No. 157, “Fair Value Measurement,”(“SFAS 157”), we use significant observable inputs for our assets and liabilities subject to fair value measurement by assigning Levels (as defined in SFAS 157). Level 1 uses quoted prices in active markets for identical assets or liabilities; Level 2 used other significant observable inputs and Level 3 utilizes significant unobservable inputs. Where Level 3 measurements are used, a reconciliation of beginning and ending balances must be provided. We currently do not have any unobservable inputs in the valuation of our assets and liabilities.

We consider fair value a Level 1 measurement if the asset or liability is identical to the quoted price and a Level 2 measurement if the asset or liability is similar to the asset or liability being quoted. See Note 5 “Derivative Instruments” for more information and detail of our fair value assets and liabilities.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are in the process of evaluating the impact of SFAS 161 on our consolidated financial statements.

In December 2007, the FASB issued a revision to SFAS 141 “Business Combinations” (“SFAS 141(R)”). The revision broadens the definition of a business combination to include all transactions or other events in which control of one or more businesses is obtained. Further, the statement establishes principles and requirements for how an acquirer recognizes assets acquired, liabilities assumed and any non-controlling interests acquired. SFAS 141(R) is effective for business combination transactions for which the acquisition date is on or after the beginning of the first reporting period beginning on or after December 15, 2008. Early adoption is prohibited. We are currently evaluating the provisions of SFAS 141(R) and assessing the impact it may have on us.

In September 2006, the FASB issued SFAS 157 “Fair Value Measurements” (“SFAS 157”). We adopted SFAS 157 effective January 1, 2008 only for our financial assets and financial liabilities. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This standard provides guidance for using fair value to measure assets and liabilities and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The adoption of SFAS 157, as it applied to our financial assets and financial liabilities did not have a material impact on our consolidated financial statements. In February 2008, FASB issued Staff Position (“FSP”) No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). An entity that has issued interim or annual financial statements reflecting the application of the measurement and disclosure provisions of SFAS 157 prior to February 12, 2008, must continue to apply all provisions of SFAS 157. We are currently evaluating the impact of our adoption of FSP 157-2 effective January 1, 2009 on our consolidated financial statements.

3.	STOCKHOLDERS’ EQUITY

In February 2008, we issued 34,821 shares of common stock par value $0.001 per share (“Common Stock”) in conjunction with the conversion of 500 shares of Series G Preferred Stock of which 7,043 shares were for accrued dividends.

In December 2007, we issued 50,000 shares of Common Stock in conjunction with the conversion of 8,000 shares of Series D Preferred Stock.

In October 2007, we issued 3,000 shares of Common Stock in conjunction with the exercise of warrants.

In September 2007, we issued 250,000 shares of restricted Common Stock, pursuant to restricted stock awards, to our executive officers in recognition of their performance in consummating the acquisition of certain oil and natural gas properties and related assets in the South Texas and Gulf Coast areas of Louisiana and Texas (the “STGC Properties”), to make appropriate adjustments to compensation commensurate with that currently provided to similarly situated executives in this highly competitive industry and to provide equity incentives to those officers to remain with us to maximize return to our shareholders. The restricted stock will vest over four years. None of the awards have vested as of March 31, 2008.

In May 2007, we issued 291,247 shares of Common Stock for the conversion of 9,000 shares of Series E Preferred Stock of which 66,247 shares were for accrued dividends. Also on that date, 428,572 shares of Common Stock were issued for the conversion of 3,000 shares of Series H Preferred Stock. In May 2007, we issued 2,818 restricted shares of our Common Stock to certain of our directors upon reelection to the board, pursuant to the director compensation plan. The stock vests on May 10, 2008. We expensed $12,796 during the year ended December 31, 2007 and will expense $7,204 over the remaining vesting period. Also in May 2007, we issued 750,000 shares of Common Stock to EXCO Resources, Inc. (“EXCO”) as partial consideration for the acquisition of the STGC Properties.

	March 31,	December 31,
Common Stock	2008	2007
Par value $0.001; 200,000,000 shares authorized; 5,166,958 and 5,127,937 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively.	$5,167	$5,128

Preferred Stock

Series G, par value $0.01; 81,000 shares authorized; 80,500 and 81,000 issued and outstanding at March 31, 2008 and December 31, 2007, respectively.  The Series G Preferred Stock pays compounded dividends, as declared, at a rate of 8% annually, has a liquidation value of $500 per share, may be redeemed at our option under certain circumstances and is convertible into Common Stock based upon a value of $500 per Series G share divided by $9.00 per share of Common Stock.  We may accrue dividends for the first four years (through March 31, 2009) and they are also convertible into our Common Stock at $9.00 per share.

	805	810

Series H, par value $0.01; 6,500 shares authorized; 2,200 shares issued and outstanding at March 31, 2008 and December 31, 2007. The Series H Preferred Stock pays dividends, as declared, at a rate of 4 shares of Common Stock per preferred share per annum, has a liquidation value of $500 per share, may be redeemed at our option and is convertible into Common Stock based upon a value of $500 per Series H share divided by $3.50 per share of Common Stock.	22	22
	$827	$832

Dividends on all classes of our preferred stock are cumulative until declared as payable by our Board of Directors. Series G Preferred Stock accumulates at 8% per annum, compounded quarterly, payable in cash and Series H Preferred Stock accumulates at 4 shares of our Common Stock per share of the Series H Preferred Stock per annum, payable quarterly as declared.

The following table sets forth the accumulated value of undeclared dividends of our preferred stock at March 31, 2008.

Series G Preferred Stock	$11,210,232
Series H Preferred Stock	24,933
$11,235,165

The Series G Preferred Stock dividends are convertible to our Common Stock at $9.00 per common share. The Series H Preferred Stock has no conversion feature for unpaid dividends. These dividends call for payment of one share of Common Stock per quarter for each preferred share. Payments on the Series H Preferred Stock are current.

4.	NON-CASH INVESTING AND FINANCING ACTIVITIES

During the three months ended March 31, 2008, we paid dividends to the holders of Series H Preferred Stock by issuing 2,200 shares of Common Stock valued at approximately $21,000 based on the closing market price on the date the shares were issued.

During the three months ended March 31, 2007, we did not pay any dividends to the holders of Series H Preferred Stock. The dividends associated with the Series H Preferred Stock for the fourth quarter of 2006 were paid in April 2007.

5.	DERIVATIVE INSTRUMENTS

In the past we have entered into, and may in the future enter into, certain derivative arrangements with respect to portions of our oil and natural gas production, to reduce our sensitivity to volatile commodity prices. We believe that these derivative arrangements, although not free of risk, allow us to achieve a more predictable cash flow and to reduce exposure to price fluctuations. However, derivative arrangements limit the benefit of increases in the prices of crude oil and natural gas sales. Moreover, our derivative arrangements apply only to a portion of our production and provide only partial price protection against declines in price.

In the past we have entered into, and may in the future enter into, certain derivative arrangements with respect to portions of our debt, to reduce our sensitivity to volatile interest rates. We believe that these derivative arrangements, although not free of risk, allow us to achieve a more predictable cash flow and to reduce exposure to interest rate fluctuations. However, these types of derivative arrangements limit the benefit of decreases in interest rates. Moreover, our interest rate swaps apply to only a portion of our debt and provide only partial protection against increases in interest rates.

Such arrangements may expose us to risk of financial loss in certain circumstances. We expect that the monthly volume of derivative arrangements will vary from time to time. We continuously reevaluate our hedging programs in light of changes in production, market conditions, commodity price forecasts, capital spending and debt service requirements.

The following derivatives were in place at March 31, 2008:

Crude Oil		Volume/Month	Price/Unit	Fair Value Liabilities
Apr 2008-Dec 2008	Swap	6,500 Bbls	$76.40	$1,339,051
Apr 2008-Dec 2008	Collar	18,800 Bbls	Floor $67.11-$70.50 Ceiling	4,887,157
Jan 2009-Dec 2009	Swap	5,200 Bbls	$74.20	1,314,080
Jan 2009-Dec 2009	Collar	12,800 Bbls	Floor $66.55-$71.40 Ceiling	3,775,769
Jan 2010-Dec 2010	Swap	4,250 Bbls	$72.32	1,048,424
Jan 2010-Dec 2010	Collar	9,000 Bbls	Floor $65.28-$70.60 Ceiling	2,520,555
Jan 2011-Dec 2011	Swap	3,300 Bbls	$70.74	825,858
Jan 2011-Dec 2011	Collar	7,000 Bbls	Floor $64.50-$69.50 Ceiling	1,941,289

Natural Gas		Volume/Month	Price/Unit
Apr 2008-Dec 2008	Swap	47,000 Mmbtu	$8.97	557,925
Apr 2008-Dec 2008	Collar	659,000 Mmbtu	Floor $8.19-$9.65 Ceiling	6,157,395
Jan 2009-Dec 2009	Swap	36,000 Mmbtu	$8.32	599,659
Jan 2009-Dec 2009	Collar	475,000 Mmbtu	Floor $7.90-$9.45 Ceiling	5,750,633
Jan 2010-Dec 2010	Swap	29,000 Mmbtu	$7.88	382,383
Jan 2010-Dec 2010	Collar	351,000 Mmbtu	Floor $7.57-$9.05 Ceiling	3,092,691
Jan 2011-Dec 2011	Collar	266,000 Mmbtu	Floor $7.32-$8.70 Ceiling	2,320,257

Net fair value liability				$36,513,126
Current fair value liability				$17,629,230
Noncurrent fair value liability				$18,883,896

The following interest rate swap was in place at March 31, 2008:

Interest rate		Notional Amount	Fixed Rate
Apr 2008-Jul 2009	Swap	$200,000,000	5.02%

Net fair value liability				$7,221,663
Current fair value liability				$5,664,560
Noncurrent fair value liability				$1,557,103

At the end of each reporting period we record on our balance sheet the marked to market valuation of our derivative instruments. We recorded a net liability for derivative instruments of $43.7 million at March 31, 2008 and a net liability of $15.3 million for derivative instruments at December 31, 2007. As a result of these agreements, we recorded an unrealized, non-cash loss, for unsettled contracts, of $28.5 million for the three months ended March 31, 2008 and an unrealized, non-cash charge of $1.9 million for the three months ended March 31, 2007. The estimated change in fair value of the derivatives is reported in Other Expense as unrealized loss on derivative instruments.

For oil and gas derivatives settled during the reporting periods, we realized a loss, reflected in oil and gas sales, of $1.0 million and a gain of $0.3 million for the three months ended March 31, 2008, and 2007, respectively. For monthly settlement on interest rate swaps, we realized a loss, included in interest expense, of $0.3 million for the three months ended March 31, 2008. We had no interest rate swaps in place in the three months ended March 31, 2007.

Adoption of SFAS 157

Effective January 1, 2008, we adopted SFAS 157, as discussed in Note 2, which among other things, requires enhanced disclosures about assets and liabilities carried at fair value. As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and attempt to utilize the best available information. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and lowest priority to unobservable inputs (level 3 measurement). The three levels of fair value hierarchy defined by SFAS 157 are as follows:

Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.

Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our derivatives, which consist primarily of commodity swaps and collars, are valued using commodity market data which is derived by combining raw inputs and quantitative models and processes to generate forward curves. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2.

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At March 31, 2008, we had no significant Level 3 measurements.

The following table presents the fair value hierarchy table for assets and liabilities measured at fair value, on a recurring basis, as set forth in SFAS 157 (in thousands) as of March 31, 2008:

	Total	Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3
Derivatives
Crude oil & natural gas swaps	(6,067)	—	(6,067)	—
Crude oil & natural gas collars	(30,446)	—	(30,446)	—
Interest rate swaps	(7,222)	—	(7,222)	—

6.	STOCK BASED COMPENSATION

The following table reflects compensation expense related to stock options, assuming a 36.5% effective tax rate (in millions, except per share data):

	Three Months Ended March 31,
	2008	2007
Compensation expense related to stock options, net of tax of $0.4 million and $0.4 million, respectively	$0.8	$0.6

Basic earnings per share impact	$(0.15)	$(0.18)
Diluted earnings per share impact	$(0.15)	$(0.18)

There were no restricted stock awards granted in the three months ended March 31, 2008 and 2007, respectively.

7.	FINANCING ACTIVITY

On May 8, 2007, we entered into a $400.0 million amended and restated credit agreement (the “Senior Credit Agreement”) with Wells Fargo Bank, National Association, as agent, and The Royal Bank of Scotland, plc, which amended and restated our existing senior secured revolving credit facility dated as of July 15, 2005, as amended. On May 8, 2007, we borrowed $122.7 million pursuant to the Senior Credit Agreement to pay the consideration under the EXCO Purchase Agreement (defined below) and to refinance certain existing indebtedness.

Borrowings under the Senior Credit Agreement are subject to a borrowing base limitation based on our proved oil and gas reserves. The borrowing base was reaffirmed at $200.0 million on May 1, 2008 and is subject to semi-annual redeterminations. The Senior Credit Agreement has a term of four years, and all principal amounts, together with all accrued and unpaid interest, will be due and payable in full on May 8, 2011. The Senior Credit Agreement also provides for the issuance of letters-of-credit up to a $5.0 million sub-limit.

Advances under the Senior Credit Agreement will be in the form of either base rate loans or Eurodollar loans. The interest rate on the base rate loans fluctuates based upon the higher of (1) the lender’s “prime rate” or (2) the Federal Funds rate plus a margin of 0.50%, plus a margin of between 0.0% and 0.5% depending on the percent of the borrowing base utilized at the time of the credit extension. The interest rate on the Eurodollar loans fluctuates based upon the rate at which Eurodollar deposits in the London Interbank market (“Libor”) are quoted for the maturity selected, plus a margin of 1.25% to 2.00% depending on the percent of the borrowing base utilized at the time of the credit extension. Eurodollar loans of one, two, three and nine months may be selected. A commitment fee of 0.375% on the unused portion of the borrowing base will accrue, and be payable quarterly in arrears.

In addition, on May 8, 2007, we entered into a five-year second lien credit agreement (the “Second Lien Credit Agreement”) with Credit Suisse, as agent, which provides for term loans to be made to us in a single draw in an aggregate principal amount of $150.0 million. On May 8, 2007, we borrowed $150.0 million pursuant to the Second Lien Credit Agreement to pay the consideration under the EXCO Purchase Agreement (defined below) and to refinance certain existing indebtedness. The Second Lien

Credit Agreement replaced our then existing $150.0 million subordinate credit facility, which was paid off in full and terminated at closing.

The Second Lien Credit Agreement matures on May 8, 2012. Loans under the Second Lien Credit Agreement are subject to floating rates of interest equal to, at our option, the LIBOR rate plus 5.25% or the base rate plus 4.25%; however, as we did not obtain gross proceeds of at least $25.0 million from the issuance of Common Stock and/or preferred equity within 180 days from the closing date of the Second Lien Credit Agreement (November 5, 2007), the applicable interest rate is currently the LIBOR rate plus 5.75% or the base rate plus 4.75%. Eurodollar loans of one, two, three and six months may be selected.

The Senior Credit Agreement and the Second Lien Credit Agreement (the “Credit Agreements”) are secured by a lien on all of our assets, as well as a security interest in the stock of our subsidiaries. The obligations under the Second Lien Credit Agreement are subordinate and junior to those under the Senior Credit Agreement.

The Credit Agreements include usual and customary affirmative covenants for credit facilities of the respective types and sizes, as well as customary negative covenants, including, among others, limitations on liens, hedging, mergers, asset sales or dispositions, payments of dividends, incurrence of additional indebtedness, certain leases and investments outside of the ordinary course of business, as well as events of default. The Credit Agreements also contain certain financial covenants, including (a) with respect to the Senior Credit Agreement, maintaining (i) a ratio of current assets to current liabilities of at least 1.0 to 1.0, (ii) an interest coverage ratio of EBITDAX (earnings before interest, taxes, depreciation and amortization and exploration expense) to cashinterest expense of 3.0 to 1.0 and (iii) a minimum leverage ratio of total debt to EBITDAX of 3.50 to 1.00 and (b) with respect to the Second Lien Credit Agreement, maintaining (i) a minimum leverage ratio of total debt to EBITDAX of 3.50 to 1.00 for the fiscal quarters ending on or before September 30, 2008 and 3.00 to 1.00 for the fiscal quarters ending after September 30, 2008 and (ii) a PV-10 Ratio (as defined in the Second Lien Credit Agreement) less than 1.50x for the period on or after January 1, 2008. EBITDAX is calculated without consideration of unrealized gains and losses related to stock derivatives accounted for under variable accounting rules or to commodity hedges. At March 31, 2008, we were in compliance with the aforementioned covenants.

In connection with the Credit Agreements, we also entered into new crude oil and natural gas hedges, which combined with our existing commodity price hedge positions, resulted in approximately 75% of the then forecasted proved developed production for us being hedged through the end of 2011. We used a series of swaps and costless collars to accomplish the hedging requirements. We also constructively fixed the base LIBOR rate on $200.0 million of our variable rate debt through July 8, 2009 by entering into interest rate swaps at a swap price of 5.02%.

At March 31, 2008, we had $85.0 million outstanding under the Senior Credit Agreement and $150.0 million outstanding under the Second Lien Credit Agreement.

8.	OIL AND GAS PROPERTIES

In January 2008, we and one of our operator-partners entered into a series of agreements to sell our interests in wells and undeveloped acreage in the Fort Worth Barnett Shale Play in Johnson and Tarrant counties, Texas to another industry participant active in that area. We owned a 12.5% non-operating working interest in the assets being sold. The final total consideration paid by the buyer was based on existing wells and undeveloped acreage owned by us and our partner at the time of the final closing. Our share of the consideration received was approximately $33.8 million. Proceeds received for our interest were primarily used to repay amounts outstanding under our Senior Credit Agreement. Our net book value of these assets sold was $18.6 million, which resulted in a gain of $15.2 million.

On May 8, 2007, we entered into the Purchase Agreement with EXCO and Southern G Holdings, LLC (“SGH”), pursuant to which we acquired, for $285.0 million in cash (excluding adjustments) and 750,000 shares of our Common Stock, the STGC Properties held by SGH immediately before the closing of the acquisition. After considerations for typical closing adjustments, $229.0 million of the purchase price was allocated to proved properties and $28.6 million was allocated to unproved properties. EXCO acquired the properties and assets as part of a larger property package on May 4, 2007, from Anadarko Petroleum Corporation and certain of its affiliates. The properties acquired include approximately 250 producing wells in over 30 fields. We have an average 65% working interest in the properties and operate more than 80% of the value acquired. The major producing fields acquired reside in Liberty and Lavaca counties of the Upper Texas Gulf Coast, Brooks County of South Texas and Calcasieu Parish of South Louisiana. The properties and related assets were acquired through the conveyance of 100% of the membership interests of SGH from EXCO to us. The consolidated statements of operations include the results of operations of the STGC Properties from May 2007 to December 2007 and the full year 2008.

The unaudited pro forma results presented below for the three months ended March 31, 2007 have been prepared to give effect to the STGC Properties acquisition described above on our results of operations as if it had been consummated on January 1, 2007. The unaudited pro forma results do not purport to represent what our results of operations actually would have been if this acquisition had been completed on such date or project our results of operations for any future date or period.

Three Months Ended
March 31, 2007
(unaudited)
(in thousands, except per share data)
Pro forma:
Operating revenues	$37,499

Income from operations	$16,409

Net income	$5,539

Basic earnings per share	$1.14
Diluted earnings per share	$0.57

9.                     INCOME TAXES

Income tax expense for the three months ended March 31, 2008, is based on our estimate of the effective tax rate expected to be applicable for the full year. The effective tax rate of 50% for the three months ended March 31, 2008 differs from the statutory rate of 35% principally because of the effects of state taxes and non-deductible items.

Deferred tax assets are shown net of a $3.4 million valuation allowance. The majority of the valuation allowance was recorded in 2005 because we expect we will not be able to use net operating loss carryforwards of approximately $9.1 million due to the limitations of Internal Revenue Code Section 382.

10.	SUBSEQUENT EVENT

We have entered into a Purchase and Sale Agreement with Smith Production Inc. to acquire interests in four producing gas fields and undeveloped acreage in South Texas for $65.0 million in cash, subject to adjustment at closing for normal operations activity subsequent to the January 1, 2008 effective date and other customary purchase price adjustments. The transaction is expected to close on or around May 30, 2008. The total cash consideration due at closing will be funded with borrowings under our Senior Credit Agreement.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in this quarterly report on Form 10-Q and with the consolidated financial statements, notes and management’s discussion and analysis reported on our 2007 Annual Report on Form 10-K. Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties.

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

We caution that a number of factors could cause future production, revenues and expenses to differ materially from our expectations. For a discussion on risk factors affecting our business, see the information in “ITEM 1A. Risk Factors” contained in our most recent Annual Report filed on Form 10-K with the Securities and Exchange Commission and those in Item 1.A. of Part II of this Quarterly Report.

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

Subsequent Event

We have entered into a Purchase and Sale Agreement with Smith Production Inc. to acquire interests in four producing gas fields and undeveloped acreage in South Texas for $65.0 million in cash, subject to adjustment at closing for normal operations activity subsequent to the January 1, 2008 effective date and other customary purchase price adjustments. The transaction is expected to close on or around May 30, 2008. The total cash consideration due at closing will be funded with borrowings under our Senior Credit Agreement (defined below).

Disposition

In January 2008, we and one of our operator-partners entered into a series of agreements to sell our interests in wells and undeveloped acreage in the Fort Worth Barnett Shale Play in Johnson and Tarrant counties, Texas to another industry participant active in that area. We owned a 12.5% non-operating working interest in the assets being sold. The final total consideration paid by the buyer was based on existing wells and undeveloped acreage owned by us and our partner at the time of the final closing. Our share of the consideration received was approximately $33.8 million. Proceeds received for our interest were primarily used to repay amounts outstanding under our Senior Credit Agreement (defined below). Our net book value of these assets sold was $18.6 million, which resulted in a gain of $15.2 million.

Results of Operations

Comparative results of operations for the periods indicated are discussed below.

Three-Months Ended March 31, 2008 compared to Three-Months Ended March 31 2007.

Revenues

Oil and Gas Sales. Revenues from the sale of crude oil and natural gas, net of the realized effects of our hedging instruments, increased to $44.9 million in the first quarter 2008, compared to $4.5 million in the first quarter 2007. We realized a loss of $2.0 million on our oil hedges and a gain of $1.0 million on our gas hedges in the first quarter 2008 compared to a gain of $0.2 million for oil hedges and a gain of $0.1 million for gas hedges in the first quarter 2007. The increase in net revenues was primarily due to the effect of the STGC Properties acquired in May 2007, which significantly increased our production volumes.

Our first quarter 2008 sales volumes were 136,157 barrels of crude oil, 3,151,837 mcf of natural gas, and 135,854 barrels of natural gas liquids, or 4,783,903 natural gas equivalents (mcfe), compared to 38,287 barrels of crude oil and 313,096 mcf of natural gas, or 542,818 mcfe in the first quarter 2007. On a daily basis, we produced an average of 52,570 mcfe in the first quarter 2008 compared to an average of 6,031 mcfe in the first quarter 2007.

Oil and gas prices are reported net of the realized effects of our hedging agreements. Prices realized in the first quarter 2008 were $78.62 per barrel of oil, $8.39 per mcf of natural gas and $57.18 per barrel of natural gas liquids compared to $60.28 per barrel of oil and $7.07 per mcf of natural gas in the first quarter 2007. Prices before the effects of the hedging agreements were $93.05 per barrel of oil, $8.09 per mcf of natural gas, and $57.18 per barrel of natural gas liquids in the first quarter 2008 compared to

$55.83 per barrel of oil and $6.71 per mcf of natural gas in the first quarter 2007. No natural gas liquids were sold in the first quarter of 2007.

Operating Overhead and Other Income. Revenues from these activities increased to approximately $108,000 in the first quarter 2008 compared with $26,000 in the first quarter 2007 due to the increase in administrative overhead fees charged to partners on the operated acquired properties.

Costs and Expenses

Lease Operating Expenses. Lease operating expenses for the first quarter 2008 were $8.7 million, compared to $1.8 million in the first quarter 2007. The increase was primarily due to the addition of the STGC Properties. On a per unit basis, expenses decreased to $1.82 per mcfe in the first quarter 2008 from $3.34 per mcfe in the first quarter 2007, also as a result of higher volumes per well on the STGC Properties.

Exploration Expense. Exploration expense was $86,000 in the first quarter 2008 compared to approximately $136,000 in the first quarter 2007. Geological and geophysical costs were $38,000 and lease rentals were $48,000 for the first quarter 2008. Geological and geophysical costs were $136,000 for the first quarter 2007. We intend to continue to invest capital in seismic data and lease rental costs as we develop and expand our internal exploratory prospect generation capability.

Depreciation, Depletion and Amortization (DD&A). DD&A expense for the first quarter 2008 was $11.2 million compared to $0.8 million in the first quarter 2007, as a result of the acquisition of the STGC Properties. On a per unit basis, DD&A expense increased to $2.33 per mcfe in the first quarter 2008, compared to $1.42 per mcfe in the first quarter 2007, also a result of the acquisition of the STGC Properties.

General and Administrative (G&A) Expenses. Our G&A expenses were $4.7 million in the first quarter 2008 compared to $2.3 million in the first quarter 2007. Included in G&A expense is a non-cash stock expense of $1.2 million ($0.25 per mcfe) and $1.0 million ($1.86 per mcfe), for the first quarters 2008 and 2007, respectively. On a per unit basis, G&A expense decreased to $0.99 per mcfe in the first quarter 2008 from $4.26 per mcfe in the first quarter 2007, due to the incremental volumes from the acquisition of the STGC Properties.

Gain on Sale of Assets. Our gain on the sale of assets for the first quarter 2008 was $15.2 million. We had no sale of assets in the first quarter 2007. The gain on the sale of assets was due to the disposition of our interest in the Barnett Shale Play.

Interest Expense. Interest expense was $5.2 million in the first quarter 2008, up from $18,000 in the first quarter 2007. Total interest increased to $5.6 million for the 2008 quarter because of the higher outstanding balances on our credit facilities related to the STGC Properties acquisition; however $0.4 million of that interest was capitalized related to certain drilling projects.

Other Financing Costs. Other financing costs were $0.4 million in the first quarter 2008 compared with $77,000 in the first quarter 2007. These expenses are comprised primarily of the amortization of capitalized costs associated with our credit facilities in place at the time and to commitment fees related to the unused portion of the credit facilities.

Unrealized Gain (Loss) on Derivative Instruments. Unrealized gain or loss on derivative instruments is the change in the quarter in the mark-to-market exposure under our commodity price hedging instruments and our interest rate swap. This non-cash charge for the first quarter 2008 was approximately

$28.5 million compared with the non-cash charge of $1.9 million for the first quarter 2007. This amount will vary period to period, and will be a function of the hedges in place, the strike prices of those hedges and the current commodity prices at each balance sheet date.

Income Taxes. Our net income before taxes was $1.3 million in the first quarter 2008 compared with a net loss before taxes of $2.5 million in the first quarter 2007. After adjusting for permanent tax differences, we recorded income tax expense of $0.7 million in the first quarter 2008 compared with an income tax benefit of $1.0 million in the first quarter 2007.

Dividends on Preferred Stock. Dividends on preferred stock were $1.0 million in the first quarter 2008 compared with $0.9 million in the first quarter 2007. Dividends in 2008 included $1.0 million on the Series G Preferred Stock and $21,000 on the Series H Preferred Stock. Dividends in 2007 included $0.8 million on the Series G Preferred Stock, $30,000 on the Series H Preferred Stock and $67,000 on the Series E Preferred Stock.

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

Liquidity and cash flow

Our working capital deficit was $13.4 million as of March 31, 2008, primarily due to the $23.3 million current liability recorded for the non-cash mark-to-market exposure on our derivative instruments, compared to a working capital deficit of $12.4 million as of December 31, 2007.

Net cash provided by operating activities was $23.3 million for the three months ended March 31, 2008, compared to net cash used in operating activities of $3.5 million for the three months ended March 31, 2007. In the first quarter 2008, the net cash provided by operating activities, before changes in working capital of $4.3 million, was $27.6 million. In the first quarter 2007, the net cash provided by operating activities, before changes in working capital of $4.8 million, was $1.3 million.

Net cash provided by investing activities was $7.8 million for the three months ended March 31, 2008 and net cash used in investing activities was $6.4 million for the three months ended 2007. Net cash provided by investing activities in the first quarter 2008 was due to proceeds from the sale of our interest in the Barnett Shale Play, offset by capital expenditures primarily for the development of our Texas onshore properties. Net cash used in investing activities in the first quarter 2007 was primarily to fund our normal drilling expenditures.

Net cash used in financing activities was $25.0 million for the three months ended March 31, 2008 and net cash provided by financing activities was $9.9 million for the three months ended March 31, 2007. Net cash used in financing activities for the first quarter 2008 was primarily the result of net repayments on debt. Net cash provided by financing activities in the first quarter 2007 was primarily the result of net borrowings on debt to fund our normal drilling expenditures.

See the Consolidated Statements of Cash Flows for further details.

Capital resources

We maintain a senior secured revolving credit facility with Wells Fargo Bank, N.A. (the “Senior Credit Agreement”) to provide for acquisitions of oil and gas properties and for general corporate purposes. The Senior Credit Agreement provides for aggregate borrowings of up to $400.0 million, with a current borrowing base reaffirmed at $200.0 million on May 1, 2008, subject to semi-annual redeterminations, and maturing on May 8, 2011. The Senior Credit Agreement also provides for an up to $5.0 million swing line facility. As of March 31, 2008, we had an outstanding loan balance of $85.0 million under our Senior Credit Agreement, resulting in an available borrowing capacity on such date of approximately $115.0 million.

Amounts borrowed under our Senior Credit Agreement bear interest, at our election, at either a variable rate equal to LIBOR, plus a margin ranging from 1.25% to 2.00%, upon the percent of the borrowing base utilized at the time of the credit extension, or an alternate base rate equal to the higher of (1) the prime rate or (2) the federal funds rate plus a margin of 0.50%, plus an additional margin ranging from zero to 0.50%, depending upon the percent of the borrowing base utilized at the time of the credit extension.

We also maintain a second lien credit agreement (the “Second Lien Credit Agreement”) to provide for acquisitions of oil and gas properties and for general corporate purposes. The Second Lien Credit Agreement provides for aggregate borrowings of up to $150.0 million, maturing on May 8, 2012. As of March 31, 2008, we had an outstanding loan balance of $150.0 million under our Second Lien Credit Agreement.

Loans under the Second Lien Credit Agreement are subject to floating rates of interest equal to, at our option, the LIBOR rate plus 5.25% or the base rate plus 4.25%; however, as we did not obtain gross proceeds of at least $25.0 million from the issuance of Common Stock and/or preferred equity within 180 days from the closing date of the Second Lien Credit Agreement (November 5, 2007), the applicable interest rate is currently the LIBOR rate plus 5.75% or the base rate plus 4.75%. Eurodollar loans of one, two, three and nine months may be selected by us.

The Senior Credit Agreement and the Second Lien Credit Agreement (the “Credit Agreements”) are secured by a lien on substantially all of our assets, as well as a security interest in the stock of all of our direct and indirect subsidiaries. The obligations under the Second Lien Credit Agreement are subordinate and junior to those under the Senior Credit Agreement.

The Credit Agreements include usual and customary affirmative covenants for credit facilities of the respective types and sizes, as well as customary negative covenants, including, among others, limitations on liens, hedging, mergers, asset sales or dispositions, payments of dividends, incurrence of additional indebtedness, certain leases and investments outside of the ordinary course of business, as well as events of default. The Credit Agreements also contain certain financial and proved reserve covenants. See Note 7 to our Consolidated Financial Statements for a more detailed description of our covenants under the Credit Agreements. At March 31, 2008, we were in compliance with the aforementioned covenants.

The Credit Agreements contain customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other indebtedness agreements in excess of specified amounts, certain events of bankruptcy and insolvency, judgments in excess of specified amounts, ERISA defaults, certain failures of guaranty or security documents supporting the Credit Agreements to be in full force and effect and a change of control.

The descriptions are qualified in their entirety by reference to the following: Amended and Restated Credit Agreement, which was filed as Exhibit 10.3 and Second Lien Credit Agreement, which was filed as Exhibit 10.4 to our Form 8-K, Reg. No. 000-21644, filed with the Commission on May 15, 2007, Amended and Restated Credit Agreement, which was filed as Exhibit 10.1 to our Form 8-K, Reg. No. 000-21644, filed with the Commission on June 6, 2007 and Amendment No. 1 to the Second Lien Credit Agreement, which was filed as Exhibit 10.1 to our Form 8-K, Reg. No. 000-21644, filed with the Commission on June 8, 2007.

Future capital requirements

We anticipate that acquisitions of oil and natural gas producing properties will continue to play an important role in our business strategy. While there are currently no unannounced agreements, or ongoing negotiations for the acquisition of any material businesses or assets other than those discussed herein, such transactions can be effected quickly and may occur at any time. We currently estimate that we will make capital expenditures, exclusive of acquisitions, of approximately $62.6 million in 2008, including approximately $14.3 million in development projects, approximately $28.8 million on low-risk exploitation drilling projects, approximately $14.7 million in exploration projects, primarily in our Texas onshore area and approximately $4.8 million on lease acquisitions. We also have budgeted approximately $7.1 million in seismic data purchases for the development of exploratory prospects.

We believe that our internally generated cash flow, combined with access to our Senior Credit Agreement will be sufficient to meet the liquidity requirements necessary to fund our daily operations, planned capital development and debt service requirements for at least the next 12 months. However, our ability to maintain our Senior Credit Agreement and our internally generated cash flow can be impacted by economic conditions outside of our control. Capital expenditures for lower-risk exploitation and exploration activity will be a function of availability of appropriate capital.

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

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are in the process of evaluating the impact of SFAS 161 on our consolidated financial statements.

In December 2007, the FASB issued a revision to SFAS 141 “Business Combinations” (“SFAS 141(R)”). The revision broadens the definition of a business combination to include all transactions or other events in which control of one or more businesses is obtained. Further, the statement establishes principles and requirements for how an acquirer recognizes assets acquired, liabilities assumed and any non-controlling interests acquired. SFAS 141(R) is effective for business combination transactions for which the acquisition date is on or after the beginning of the first reporting period beginning on or after December 15, 2008. Early adoption is prohibited. We are currently evaluating the provisions of SFAS 41(R) and assessing the impact it may have on us.

In September 2006, the FASB issued SFAS 157 “Fair Value Measurements” (“SFAS 157”). We adopted SFAS 157 effective January 1, 2008 only for our financial assets and financial liabilities. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This standard provides guidance for using fair value to measure assets and liabilities and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The adoption of SFAS 157, as it applied to our financial assets and financial liabilities, did not have a material impact on our consolidated financial statements. In February 2008, FASB issued Staff Position (“FSP”) No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). An entity that has issued interim or annual financial statements reflecting the application of the measurement and disclosure provisions of SFAS 157 prior to February 12, 2008, must continue to apply all provisions of SFAS 157. We are currently evaluating the impact of our adoption of FSP 157-2 effective January 1, 2009 on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following market rate disclosures should be read in conjunction with the quantitative disclosures about market risk contained in our 2007 Annual Report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

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

Interest Rate Risk

We are exposed to interest rate risk on debt with variable interest rates. To manage this risk, we have entered into interest rate swap agreements with a total notional amount of $200.0 million related to our Senior Credit Agreement. As of March 31, 2008, the interest rate swap had an estimated net fair value liability of $7.2 million. Under these agreements, we receive interest at a floating rate equal to one-month LIBOR plus the applicable spread under our Senior Credit Agreement and pay interest at a fixed rate of 5.02% plus the applicable spread under our Senior Credit Agreement. Assuming our current level of borrowings and considering the effect of the interest rate swap agreements, a 100 basis point increase in the interest rate we pay under our Senior Credit Agreement would not have had a material impact on our interest expense for the three months ended March 31, 2008.

Commodity Price Risk

We hedge a portion of price risk associated with our oil and natural gas sales through contractual arrangements which are classified as derivative instruments. As of March 31, 2008, these derivative instruments had an estimated net fair value liability of $43.7 million. A hypothetical change in oil and gas prices could have an effect on oil and gas futures prices, which are used to estimate the fair value of our derivative instruments. Considering the highly volatile nature of energy commodity prices in the near and long term consideration of attributes impacting them, it is not practicable to estimate the resulting change.

ITEM 4T.	CONTROLS AND PROCEDURES

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

During the period covered by this report, there has been no change to our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, these controls.

PART II.     OTHER INFORMATION

ITEM 1A.	Risk Factors.

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 1, 2007 and which could materially affect our business, financial condition and future results.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

On January 30, 2008, we received notice that the holders of a majority of the shares of the Series G Preferred Stock (representing 76,700 of the 81,000 outstanding shares at such time) acted by written consent to appoint Adam C. Pierce to fill a vacancy in our Board of Directors that resulted from Skardon F. Baker’s resignation as a director from our Board of Directors in January 2008.

ITEM 6.	EXHIBITS.

Number	Description

+* 2.3	Purchase and Sale Agreement, dated April 28, 2008, by and among Smith Production, Inc. and Crimson Exploration Inc.

*31.1	Certification of Chief Executive Officer pursuant to Exchange Rule13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Exchange Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18.U.S.C Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18.U.S.C Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.
+Any omitted schedules will be furnished supplementally to the Commission upon request.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON EXPLORATION INC.

(Registrant)

Date:	May 14, 2008	By:	/s/ Allan D. Keel
Allan D. Keel
President and Chief Executive Officer

Date:	May 14, 2008	By:	/s/ E. Joseph Grady
E. Joseph Grady
Senior Vice President and Chief Financial Officer