Form 10-K/A
period 2007-12-31
CRIMSON EXPLORATION INC.
filed 2008-08-08
CIK 813779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to the Crimson Exploration Inc. Annual Report on Form 10-K for the year ended December 31, 2007 in response to comments received by us from the Commission's Staff pursuant to its review of our Form 10-K for the fiscal year ended December 31, 2007. Pursuant to the Commission’s comments, we have amended our 2007 Form 10-K to document the name of our independent petroleum engineers (PART I – ITEM 2) and to add a total column to the Consolidated Statements of Stockholders’ Equity. In addition, we have added language to clarify the accounting treatment of a change in accounting estimate related to the calculation of preferred stock dividends (PART II – ITEM 5 and ITEM 7).

The following items are included in this amendment:

PART I – ITEM 2. Properties

Significant Properties

PART II – ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Preferred Stock

PART II – ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Dividends on Preferred Stock

Consolidated Statements of Stockholders’ Equity

In addition, this amendment includes the following exhibits:

Exhibit 23.1 – Consent of Grant Thornton LLP

Exhibit 23.2 – Consent of Netherland, Sewell & Associates, Inc.

Exhibit 31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 - Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

All other information contained in the original Form 10-K remains unchanged. However, the entire report with all Items is included in this Form 10-K/A-1 for the convenience of the reader. This Amendment No.1 on Form 10-K/A does not reflect events occurring after the filing of our Annual Report on Form 10-K on March 31, 2008 or include, or otherwise modify or update, the disclosure contained therein in any way except as expressly indicated above.

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

All information set forth herein relating to our proved reserves, estimated future net cash flows and present values is taken or derived from reports prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers. The estimates of these engineers were based upon their review of production histories and other geological, economic, ownership and engineering data provided by and relating to us. No reports on our reserves have been filed with any federal agency. In accordance with the SEC’s guidelines, our estimates of proved reserves and the future net revenues from which present values are derived are made using year end crude oil and natural gas sales prices held constant throughout the life of the properties (except to the extent a contract specifically provides otherwise). Operating costs, development costs and certain production-related taxes were deducted in arriving at estimated future net revenues, but such costs do not include debt service, general and administrative expenses and income taxes.

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

We were accumulating undeclared dividends, since the original issuance, on a simple or non-compounded basis. During the third quarter 2007, the Company was notified by the majority holder of the Series G Preferred Stock (“Preferred Stock Owner”) that they believed that certain provisions of the Certificate of Designations for the Series G resulted in a compounding effect. After reviewing their interpretation, and consulting with legal counsel, the Company and the Preferred Stock Owner settled their dispute and agreed to calculate the accrued, undeclared and unpaid dividends on a compounded basis. This new basis for calculating the dividend accrual was documented in a clarification memo between the parties. In accordance with Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), the change in the method of calculating the accrued, undeclared dividend was a change in accounting estimate necessitated by the “new information” that became available with the written agreement between the parties in the settlement of the dispute. The net effect of the change in the accounting estimate was an increase of $0.7 million in Dividends on Preferred Stock in the Consolidated Statements of Operations for the year ended December 31, 2007, of which approximately $0.4 million was related to prior years, and $0.1 million and $0.2 million was related to the first and second quarters of 2007, respectively.

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

Prior to the third quarter of 2007, we had accumulated undeclared dividends, since the original issuance, on a simple or non-compounded basis. During the third quarter, we were notified by the Preferred Stock Owner that they believed that certain provisions of the Certificate of Designations for the Series G resulted in a compounding effect. After reviewing their interpretation, and consulting with legal counsel, we and the Preferred Stock Owner settled their dispute and agreed to calculate the accrued, undeclared and unpaid dividends on a compounded basis. This new basis for calculating the dividend accrual was documented in a clarification memo between the parties. In accordance with SFAS 154, the change in the method of calculating the accrued, undeclared dividend was a change in accounting estimate necessitated by the “new information” that became available with the written agreement between the parties in the settlement of the dispute. The net effect of the change in the accounting estimate was an increase of $0.7 million in Dividends on Preferred Stock in the Consolidated Statements of Operations for the year ended December 31, 2007, of which approximately $0.4 million was related to prior years, and $0.1 million and $0.2 million was related to the first and second quarters of 2007, respectively.

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

Contractual Obligations

The following table provides information about our contractual cash obligations as of December 31, 2007:

	Long-term debt	Operating leases	Asset retirements	FIN 48 (1)

2008	$ 100,609	$ 1,020,413	$ 1,407,347	$ —
2009	46,305	650,280	365,577	—
2010	17,921	613,302	324,150	—
2011	110,000,000	551,325	537,485	—
2012	150,000,000	551,325	107,530	—
More than 5 years	—	597,269	4,813,402	—
Total	$ 260,164,835	$ 3,983,914	$ 7,555,491	$ 518,219

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

	Average Prices(1)
			Natural	Per
		Natural	Gas	Equivalent
	Crude Oil	Gas	Liquids (2)	MCF
	(per Bbl)	(per Mcf)	(per Bbl)
2007
First	$60.28	$7.07	$—	$8.33
Second	62.66	7.64	43.29	8.09
Third	66.47	7.60	45.17	8.18
Fourth	69.41	7.28	55.19	6.78

2006
First	$58.11	$7.71	$—	$8.63
Second	60.48	6.61	—	8.09
Third	60.85	6.72	—	8.07
Fourth	56.71	6.56	—	7.71

2005
First	$35.84	$5.91	$—	$5.94
Second	37.26	6.15	—	6.18
Third	38.58	7.46	—	7.03
Fourth	47.98	9.09	—	8.63

(1)	Average sales price are shown net of the settled amounts of our oil and gas hedge contracts.
(2)	Natural gas liquids became a significant addition to our reserves since the acquisition of the STGC properties in May 2007.
ITEM 7A.	Qualitative and Quantitative Disclosures about Market Risk

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

22.1	Subsidiaries of the Registrant (included on page 2) of this Annual Report.

*23.1	Consent of Grant Thornton LLP

*23.2	Consent of Netherland, Sewell & Associates, Inc.

25	Power of Attorney (included on signature page of this Annual Report).

*31.1	Certification of Chief Executive Officer pursuant to Exchange Rule 13a-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; filed herewith.

*31.2	Certification of Chief Financial Officer pursuant to Exchange Rule 13a-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; filed herewith.

ITEM 15.  Exhibits and Financial Statement Schedules. (continued)

*32.1	Certification of Chief Executive Officer pursuant to 18.U.S.C Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; filed herewith.

*32.2	Certification of Chief Financial Officer pursuant to 18.U.S.C Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; filed herewith.

* filed herewith

# management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRIMSON EXPLORATION INC.

Date:	August 8, 2008	By	/s/ Allan D. Keel
Allan D. Keel, President

POWER OF ATTORNEY

Know all men by these presents, that the undersigned constitutes and appoints Allan D. Keel as his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place, and stead, in any and all capacities to sign any and all amendments or supplements to this Annual Report on Form 10-K, and to file the same, and with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant, and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Terence Lynch	Corporate Controller and
Terence Lynch	Chief Accounting Officer	August 8, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Allan D. Keel	President, Chief Executive Officer
Allan D. Keel	and Director	August 8, 2008
/s/ E. Joseph Grady	Senior Vice President and
E. Joseph Grady	Chief Financial Officer	August 8, 2008
*
B. James Ford	Director	August 8, 2008
*
Lon Mc Cain	Director	August 8, 2008
*
Lee B. Backsen	Director	August 8, 2008
*
Adam C. Pierce	Director	August 8, 2008

*By: /s/ Allan D. Keel

Allan D. Keel
As attorney-in-fact pursuant to a
Power-of-Attorney previously granted

CRIMSON EXPLORATION INC.

FINANCIAL REPORT

DECEMBER 31, 2007

All other Financial Statement Schedules have been omitted because they are either inapplicable or the information required is included in the financial statements or the notes thereto.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for the preparation and integrity of the consolidated financial statements appearing in the Annual Report on Form 10-K/A. The financial statements were prepared in conformity with accounting principles generally accepted in the United States and include amounts that are based on management’s best estimates and judgments.

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
President and Chief Executive Officer

/s/ E. Joseph Grady
E. Joseph Grady
Senior Vice President and Chief Financial Officer

/s/ Terence Lynch
Terence Lynch
Corporate Controller
Chief Accounting Officer

Houston, Texas

August 8, 2008

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

CRIMSON EXPLORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

	NUMBER OF SHARES
	PREFERRED	COMMON	PREFERRED	COMMON	ADDITIONAL PAID-IN	RETAINED	TOTAL STOCKHOLDERS’
	STOCK	STOCK	STOCK	STOCK	CAPITAL	DEFICIT	EQUITY
BALANCE, DECEMBER 31, 2004	25,290	1,939,513	$253	$1,940	$34,079,956	$(15,405,506)	18,676,643
Common stock issued for services and fees	—	6,319	—	6	53,273	—	53,279
Preferred A issued	2,000	—	20	—	1,499,980	—	1,500,000
Preferred G issued	81,000	—	810	—	36,686,311	—	36,687,121
Preferred A converted	(3,250)	464,286	(33)	464	(431)	—	—
Preferred F converted	(340)	17,000	(3)	17	(14)	—	—
Preferred H converted	(1,450)	207,143	(14)	207	(193)	—	—
Dividends paid on preferred stock	—	48,598	—	49	446,253	—	446,302
Options and warrants exercised	—	216,323	—	216	112,583	—	112,799
Current year net loss	—	—	—	—	—	(3,543,239)	(3,543,239)
Dividends paid on preferred stock	—	—	—	—	—	(1,127,643)	(1,127,643)
BALANCE, DECEMBER 31, 2005	103,250	2,899,182	1,033	2,899	72,877,718	(20,076,388)	52,805,262
Share based compensation	—	28,644	—	29	3,876,985	—	3,877,014
Stock options exercised	—	10,700	—	11	48,139	—	48,150
Preferred H converted	(30)	4,287	(1)	4	(3)	—	—
Acquisition of oil and gas leases	—	369,789	—	370	2,736,043	—	2,736,413
Current year net income	—	—	—	—	—	1,858,944	1,858,944
Dividends paid on preferred stock	—	21,000	—	21	154,854	(154,875)	—
BALANCE, DECEMBER 31, 2006	103,220	3,333,602	1,032	3,334	79,693,736	(18,372,319)	61,325,783
Cumulative effect of adopting FIN 48	—	—	—	—	—	(354,168)	(354,168)
Share based compensation	—	252,818	—	253	4,531,930	—	4,532,183
Stock options and warrants exercised	—	4,000	—	5	4,795	—	4,800
Preferred H converted	(3,020)	431,430	(30)	430	(400)	—	—
Preferred E converted	(9,000)	225,000	(90)	225	(135)	—	—
Preferred D converted	(8,000)	50,000	(80)	50	30	—	—
Acquisition of oil and gas leases	—	750,000	—	750	4,574,250	—	4,575,000
Current year net loss	—	—	—	—	—	(430,517)	(430,517)
Dividends paid on preferred stock	—	81,087	—	81	702,867	(702,948)	—
BALANCE, DECEMBER 31, 2007	83,200	5,127,937	$832	$5,128	$89,507,073	$(19,859,952)	$69,653,081

The Notes to Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(430,517)	$1,858,944	$(3,543,239)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation, depletion and amortization	30,361,159	3,951,645	3,130,647
Dry holes, abandoned property, impaired assets	5,710,125	3,209,943	3,698,633
Asset retirement obligations	166,883	69,694	59,850
Stock compensation expense	4,738,125	3,819,600	44,164
Debt issuance cost	1,059,033	134,131	1,829,046
Discount on note payable	—	—	502,120
Deferred charges	(1,400,000)	—	—
Deferred tax expense (benefit)	(410,361)	1,425,305	(797,629)
(Gain) loss on sale of assets	(683,830)	2,456	38,501
Loss from equity in investments	—	1,843	71,679
Unrealized (gain) loss on derivative instruments	18,186,158	(6,082,058)	1,642,643
Provision for bad debts	96,904	87,436	30,674
Changes in operating assets and liabilities:
Increase in accounts receivable – trade, net	(22,648,152)	(161,811)	(1,997,038)
(Increase) decrease in prepaid expenses	(5,566)	24,120	(120,707)
Increase (decrease) in accounts payable and accrued expenses	34,871,687	5,946,284	(1,045,249)
Net cash provided by operating activities	69,611,648	14,287,532	3,544,095

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	(45,089)	—	(39,698)
Proceeds from sale of assets	756,650	7,950	101,905
Acquisition of oil and gas properties	(253,434,220)	—	—
Capital expenditures	(59,048,764)	(21,777,332)	(10,797,961)
Net cash used in investing activities	(311,771,423)	(21,769,382)	(10,735,754)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of preferred stock, net	—	—	38,187,121
Proceeds from common stock options and warrants exercised	4,800	48,150	56,450
Payments on debt	(68,571,595)	(18,805,206)	(34,258,132)
Proceeds from debt issuance	320,177,233	26,097,334	4,274,241
Debt issuance cost	(4,591,473)	(309,500)	(323,664)
Dividends paid	—	—	(681,341)
Net cash provided by financing activities	247,018,965	7,030,778	7,254,675

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,859,190	(451,072)	63,016

CASH AND CASH EQUIVALENTS,
Beginning of year	23,321	474,393	411,377

CASH AND CASH EQUIVALENTS,
End of year	$4,882,511	$23,321	$474,393

CASH PAID FOR INTEREST	$14,914,194	$291,163	$2,000,218
CASH PAID FOR INCOME TAXES	$—	$31,000	$93,154

NON-CASH STOCK ISSUANCE FOR OIL AND GAS PROPERTIES	$4,575,000	$2,736,413	$—

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

Long-term debt is as follows:

	December 31,
	2007	2006
Subordinated promissory notes to various unlocatable individuals	$50,000	$50,000

Notes payable to finance vehicles, payable in aggregate monthly installments of approximately $3,600, including interest of 5.99% to 10.49% at December 31, 2007 per annum; secured by the related equipment; due various dates through 2010	114,835	93,770

Line of credit (up to $25.0 million) to a bank due August 2009; secured by all of our assets; interest at the higher of prime or Federal Fund rate plus a margin of 0.50% or, at the option of the holder, Libor plus a margin of 1.25% to 2.00% depending on the percent of the borrowing base utilized. Rate at December 31, 2006 was 8.25%	—	8,362,316

Senior Credit Agreement with a borrowing base of $200.0 million, secured by all of our assets, interest at the higher of prime or Federal Fund rate plus a margin of 0.50%, or, at the option of the holder, Libor plus a margin of 1.25% to 2.00% depending on the percent of the borrowing base utilized at the time of the credit extension, due and payable in full in May 2011	110,000,000	—

Second Lien Credit Agreement for a term loan in a single draw, secured by all of our assets, subordinate and junior to the Senior Credit Agreement, floating interest rates at Libor plus 5.75% or base rate plus 4.75%, maturing in May 2012	150,000,000	—
	260,164,835	8,506,086
Less current portion	(100,609)	(91,093)
Total long-term debt	$260,064,226	$8,414,993

Estimated annual maturities for long-term debt are as follows:

2008	$100,609
2009	46,305
2010	17,921
2011	110,000,000
2012	150,000,000
$260,164,835

6.	Stockholders' Equity
	Common Stock
		2007	2006
	Par value $0.001; 200,000,000 shares authorized; 5,127,937 and 3,333,597 shares issued and outstanding as of December 31, 2007 and 2006, respectively	$5,128	$3,334

	Preferred Stock

	Series D, par value $0.01; 12,000 shares authorized; zero and 8,000 shares issued and outstanding at December 31, 2007 and 2006, respectively The Series D preferred stock does not pay dividends and is not redeemable. The liquidation value is $500 per share. After three years from the date of issue, and thereafter, the shares are convertible to Common Stock based upon a value of $500 per Series D share divided by $80.00 per share of Common Stock..	$—	$80

	Series E, par value $0.01; 9,000 shares authorized; zero and 9,000 shares issued and outstanding at December 31, 2007 and 2006, respectively. The Series E pays dividends, as declared, at a rate of 2.5% per annum increasing to 6% per annum July 1, 2004, has a liquidation value of $500 per share, may be redeemed at our option and, as amended, is convertible to Common Stock based upon a value of $500 per Series E share divided by $20.00 per share of Common Stock ($9.00 per share with respect to accumulated undeclared dividends).	—	90

	Series G, par value $0.01; 81,000 shares authorized; 81,000 issued and outstanding at December 31, 2007 and 2006, respectively. The Series G preferred stock pays compounded dividends, as declared, at a rate of 8% annually, has a liquidation value of $500 per share, may be redeemed at our option under certain circumstances and is convertible to Common Stock based upon a value of $500 per Series G share divided by $9.00 per share of Common Stock. We may defer dividends for the first four years and they are also convertible into our common stock at $9.00 per share	810	810

	Series H, par value $0.01; 6,500 shares authorized; 5,220 and 5,250 shares issued and outstanding at December 31, 2007 and 2006, respectively. The Series H preferred stock pays dividends, as declared, at a rate of 40 common shares per preferred share per annum, has a liquidation value of $500 per share, may be redeemed at our option and is exchangeable for Common Stock based upon a value of $500 per Series H share divided by $3.50 per share of Common Stock.	22	52
		$832	$$1,032

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

10.	Commitments and Contingencies
	Long-term debt	Operating leases	Asset retirements	FIN 48 (1)

2008	$ 100,609	$ 1,020,413	$ 1,407,347	$ —
2009	46,305	650,280	365,577	—
2010	17,921	613,302	324,150	—
2011	110,000,000	551,325	537,485	—
2012	150,000,000	551,325	107,530	—
More than 5 years	—	597,269	4,813,402	—
Total	$ 260,164,835	$ 3,983,914	$ 7,555,491	$ 518,219

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