Form 10-Q
period 2008-06-30
CRIMSON EXPLORATION INC.
filed 2008-08-12
CIK 813779

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

On August 8, 2008, there were 5,212,644 shares outstanding of the Registrant’s Common Stock, par value $0.001.

FORM 10-Q

CRIMSON EXPLORATION INC.

FOR THE QUARTER ENDED JUNE 30, 2008

PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2008	2007
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$15,814,513	$4,882,511
Accounts receivable – trade, net of allowance for doubtful accounts of $215,015 in 2008 and 2007	38,718,052	30,034,558
Prepaid expenses	262,352	230,870
Deferred tax asset, net	18,770,024	1,134,918
Total current assets	73,564,941	36,282,857

PROPERTY AND EQUIPMENT
Oil and gas properties, using the successful efforts method of accounting	486,347,354	407,905,609
Other property and equipment	2,975,377	2,710,995
Accumulated depreciation, depletion and amortization	(75,021,515)	(54,128,002)
Total property and equipment, net	414,301,216	356,488,602

NONCURRENT ASSETS
Deposits	100,497	94,591
Debt issuance cost, net	3,411,329	3,982,023
Deferred charges	2,282,500	1,400,000
Deferred tax asset, net	2,694,806	488,293
Total other assets	8,489,132	5,964,907

TOTAL ASSETS	$496,355,289	$398,736,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$98,038	$100,609
Accounts payable – trade	43,393,913	41,432,777
Income tax payable	6,299,731	—
Accrued liabilities	13,632,896	3,234,553
Asset retirement obligations	1,374,565	1,407,347
Derivative instruments	50,402,888	2,505,251
Total current liabilities	115,202,031	48,680,537

NONCURRENT LIABILITIES
Long-term debt, net of current portion	272,040,395	260,064,226
Asset retirement obligations	8,465,254	6,148,144
Derivative instruments	52,086,179	12,747,019
Other noncurrent liabilities	752,990	1,443,359
Total noncurrent liabilities	333,344,818	280,402,748

Total liabilities	448,546,849	329,083,285

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock (see Note 6)	827	832
Common stock (see Note 6)	5,184	5,128
Additional paid-in capital	92,645,673	89,507,073
Retained deficit	(44,843,244)	(19,859,952)
Total stockholders’ equity	47,808,440	69,653,081

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$496,355,289	$398,736,366

The Notes to Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

OPERATING REVENUES
Oil, gas and natural gas liquids sales	$52,866,342	$26,607,257	$97,794,538	$31,128,046
Operating overhead and other income	146,999	51,293	254,894	77,629
Total operating revenues	53,013,341	26,658,550	98,049,432	31,205,675

OPERATING EXPENSES
Lease operating expenses	10,543,863	5,213,567	19,244,197	7,025,775
Exploration expenses	498,478	516,832	584,320	652,443
Depreciation, depletion and amortization	11,425,683	8,247,127	22,582,506	9,018,893
Asset retirement obligations	403,811	108,832	535,782	183,551
General and administrative	5,481,410	2,674,920	10,228,117	4,985,146
Gain on sale of assets	(85,783)	—	(15,271,712)	—
Total operating expenses	28,267,462	16,761,278	37,903,210	21,865,808

INCOME FROM OPERATIONS	24,745,879	9,897,272	60,146,222	9,339,867

OTHER EXPENSE
Interest expense	(5,123,907)	(3,405,472)	(10,330,777)	(3,423,440)
Other financing cost	(457,278)	(572,805)	(834,533)	(650,064)
Unrealized gain (loss) on derivative instruments	(58,754,278)	985,273	(87,236,797)	(876,840)
Total other expense	(64,335,463)	(2,993,004)	(98,402,107)	(4,950,344)

INCOME (LOSS) BEFORE INCOME TAXES	(39,589,584)	6,904,268	(38,255,885)	4,389,523

INCOME TAX (EXPENSE) BENEFIT	14,026,944	(2,648,915)	13,356,888	(1,696,764)

NET INCOME (LOSS)	(25,562,640)	4,255,353	(24,898,997)	2,692,759

DIVIDENDS ON PREFERRED STOCK (Paid 2008 — $84,295; 2007 — $662,706)	(1,055,801)	(862,206)	(2,080,783)	(1,757,700)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(26,618,441)	$3,393,147	$(26,979,780)	$935,059

NET INCOME (LOSS) PER SHARE
BASIC	$(5.15)	$0.84	$(5.23)	$0.25
DILUTED	$(5.15)	$0.45	$(5.23)	$0.25

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	5,173,463	4,046,510	5,161,400	3,690,158
DILUTED	5,173,463	9,369,974	5,161,400	9,129,732

The Notes to Consolidated Financial Statements are an integral part of these statements

CRIMSON EXPLORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

	NUMBER OF SHARES				ADDITIONAL		TOTAL
	PREFERRED	COMMON	PREFERRED	COMMON	PAID-IN	RETAINED	STOCKHOLDERS’
	STOCK	STOCK	STOCK	STOCK	CAPITAL	DEFICIT	EQUITY
BALANCE DECEMBER 31, 2007	83,200	5,127,937	$832	$5,128	$89,507,073	$(19,859,952)	$69,653,081
Share based compensation	—	—	—	—	2,923,856	—	2,923,856
Stock options exercised	—	19,000	—	19	130,481	—	130,500
Preferred G converted	(500)	27,778	(5)	28	(23)	—	—
Current period loss	—	—	—	—	—	(24,898,997)	(24,898,997)
Preferred dividends paid	—	9,243	—	9	84,286	(84,295)	—
BALANCE JUNE 30, 2008	82,700	5,183,958	$827	$5,184	$92,645,673	$(44,843,244)	$47,808,440

The Notes to Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(24,898,997)	$2,692,759
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation, depletion and amortization	22,582,506	9,018,893
Asset retirement obligations	47,735	159,899
Stock compensation expense	3,000,296	2,086,030
Debt issuance cost	570,694	505,802
Deferred charges	(882,500)	—
Deferred tax (benefit) expense	(13,541,888)	1,696,764
Dry holes, acreage, impaired assets	—	46,070
Gain on sale of assets	(15,271,712)	(1,650)
Unrealized loss on derivative instruments	87,236,797	876,840
Changes in operating assets and liabilities
Increase in accounts receivable- trade, net	(8,043,960)	(20,352,446)
Increase in prepaid expenses	(31,482)	(87,569)
Increase in accounts payable and accrued liabilities	11,688,002	11,052,769
Net cash provided by operating activities	62,455,491	7,694,161

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	34,278,797	1,650
Capital expenditures	(44,226,189)	(19,575,430)
Acquisition of oil and gas properties	(53,674,289)	(250,884,467)
Deposits	(5,906)	(34,744)
Net cash used in investing activities	(63,627,587)	(270,492,991)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	130,500	—
Proceeds from debt	93,317,758	300,830,928
Payments on debt	(81,344,160)	(33,176,959)
Debt issuance expenditures	—	(4,561,435)
Net cash provided by financing activities	12,104,098	263,092,534

INCREASE IN CASH AND CASH EQUIVALENTS	10,932,002	293,704

CASH AND CASH EQUIVALENTS,
Beginning of period	4,882,511	23,321

CASH AND CASH EQUIVALENTS,
End of period	$15,814,513	$317,025

CASH PAID FOR INTEREST	$10,988,354	$2,623,576
CASH PAID FOR INCOME TAXES	$185,000	$—

NON-CASH STOCK ISSUANCE FOR OIL AND GAS PROPERTIES	$—	$4,575,000

The Notes to Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

(UNAUDITED)

1.	ORGANIZATION AND NATURE OF OPERATIONS

Crimson Exploration Inc., together with its subsidiaries, (“Crimson”, “we” our “us”) is an independent energy company engaged in the acquisition, development exploration, and marketing of crude oil, natural gas and natural gas liquids, principally in the onshore gulf coast regions of Texas and Louisiana and in Colorado.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Presentation – The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US generally accepted accounting principles (“GAAP”) for complete financial statements. The accompanying consolidated financial statements at June 30, 2008 (unaudited) and December 31, 2007 and for the three and six months ended June 30, 2008 and 2007 contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows for such periods. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2007.

The accompanying financial statements include Crimson Exploration Inc. and its wholly-owned subsidiaries: Southern G Holdings, LLC, acquired May 8, 2007, and merged with Crimson Exploration Operating, Inc. on January 1, 2008, Crimson Exploration Operating, Inc., formed January 5, 2006 and LTW Pipeline Co., formed April 19, 1999. All material intercompany transactions and balances are eliminated upon consolidation. Certain reclassifications were made to previously reported amounts to make them consistent with the current presentation format.

Adoption of SFAS 157 – We adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”), as of January 1, 2008 as related to our financial assets and liabilities. SFAS 157 establishes a single authoritative definition of fair value based upon the assumptions market participants would use when pricing an asset or liability and creates a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, additional disclosures are required, including disclosures of fair value measurements by level within the fair value hierarchy. Adoption did not have a significant impact on our consolidated financial statements. See Note 4 – Derivative Instruments.

Adoption of SFAS 159 – We adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) as of January 1, 2008. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. Adoption had no effect on our financial position or results of operations as we made no elections to report selected financial assets or liabilities at fair value.

3.     OIL AND GAS PROPERTIES

Acquisition from Smith Production, Inc.

In June 2008, we acquired four producing gas fields and undeveloped acreage in South Texas from Smith Production Inc. (“Smith”) for $65.0 million in cash with an effective date of January 1, 2008. The assets acquired consist of a 25% non-operated working interest in Samano Field located in Starr and Hidalgo counties, a 100% operated working interest in North Bob West Field in Zapata County and 100% operated working interests in Brushy Creek and Hope Fields in DeWitt County. Crimson acquired an interest in over 16,000 gross acres with these fields, most of which is held by production.

After adjustment for the estimated results of operations of approximately $8.2 million for the period between the effective date and the closing date, and other typical purchase price adjustments, the final cash consideration was $56.8 million.

We contracted Netherland, Sewell, and Associates to prepare an independent reserve estimate. Including the proved reserves from the Smith acquisition, our total proved reserves at January 1, 2008 were 152 bcfe. Production from the acquired assets was averaging approximately 7 mmcfe per day at closing, which resulted in a 13% increase in our then current net daily production.

The $56.8 million adjusted price, with adjustment of the reserves for approximately one bcfe of production for the interim operations between the effective date and closing, represented a purchase cost of $2.76 per mcfe for approximately 21 bcfe of proved reserves and $8,100 per mcfe of current average daily production. We financed this acquisition with cash flows from operations, proceeds from the sale of assets and from borrowings available under the Senior Credit Agreement (defined below).

For the three and six months ended June 30, 2008, one month of revenues and expenses, $2.6 million and $0.3 million, respectively, were included in our financial results of operations.

Sale of Barnett Shale Interests

In January 2008, we and our operator-partner entered into a series of agreements to sell our interests in wells and undeveloped acreage in the Fort Worth Barnett Shale Play in Johnson and Tarrant counties, Texas to another industry participant active in that area. We owned a 12.5% non-operated working interest in the assets being sold and had 1.5 bcfe in proved reserves at December 31, 2007. The final total consideration paid by the buyer was based on existing wells and undeveloped acreage owned by us and our partner at the time of the final closing. Our share of the consideration received was approximately $34.4 million. Proceeds received for our interest were primarily used to repay amounts outstanding under our Senior Credit Agreement (defined below). Our net book value of these assets sold was $18.8 million, which resulted in a gain of $15.6 million.

Acquisition from EXCO Resources Inc.

On May 8, 2007, we entered into a purchase agreement with EXCO Resources, Inc. (“EXCO”) and Southern G Holdings, LLC (“SGH”) (the “EXCO Purchase Agreement”), pursuant to which we acquired, for $285.0 million in cash (excluding adjustments) and 750,000 shares of our Common Stock, the STGC Properties held by SGH immediately before the closing of the acquisition. After considerations for typical closing adjustments, $229.0 million of the purchase price was allocated to proved properties and $28.6 million was allocated to unproved properties. EXCO acquired the properties and assets as part of a larger property package on May 4, 2007, from Anadarko Petroleum Corporation and certain of its affiliates. The properties acquired include approximately 250 producing wells in over 30 fields. We have an average 65% working interest in the properties and operate more than 80% of the value acquired. The major producing fields acquired reside in Liberty and Lavaca counties of the Upper Texas Gulf Coast, Brooks County of South Texas and Calcasieu Parish of South Louisiana. The properties and related assets were acquired through the conveyance of 100% of the membership interests of SGH from EXCO to us. The consolidated statements of operations include the results of operations of the STGC Properties from May 2007 to December 2007 and the full year 2008.

The unaudited pro forma results presented below for the three and six months ended June 30, 2007 have been prepared to give effect to the STGC Properties acquisition described above on our results of operations as if it had been consummated on January 1, 2007. The unaudited pro forma results do not purport to represent what our results of operations actually would have been if this acquisition had been completed on such date or project our results of operations for any future date or period.

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
	(unaudited)
	(in millions, except per share data)
Pro forma:
Operating revenues	$38.2	$75.7

Income from operations	$16.0	$32.4

Net income	$6.9	$13.7

Basic earnings per share	$1.38	$2.84
Diluted earnings per share	$0.71	$1.48

4.	DERIVATIVE INSTRUMENTS

In the past we have entered into, and may in the future enter into, certain derivative arrangements with respect to portions of our oil and natural gas production, to reduce our sensitivity to volatile commodity prices and with respect to portions of our debt, to reduce our sensitivity to volatile interest rates. We believe that these derivative arrangements, although not free of risk, allow us to achieve a more predictable cash flow and to reduce exposure to commodity price and interest rate fluctuations. However, derivative arrangements limit the benefit of increases in the prices of crude oil and natural gas sales and limit the benefit of decreases in interest rates. Moreover, our derivative arrangements apply only to a portion of our production and our debt and provide only partial price protection against declines in commodity prices and increases in interest rates.

We account for derivative instruments and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and all derivative instruments are reflected at fair value on our consolidated balance sheets. We elected not to designate our derivative instruments as cash flow hedges. We recognize all gains and losses on such instruments in earnings during the period in which they occur.

Such arrangements may expose us to risk of financial loss in certain circumstances. We continuously reevaluate our hedging programs in light of changes in production, market conditions, commodity price forecasts, capital spending and debt service requirements.

The following commodity derivative contracts were in place at June 30, 2008:

Crude Oil		Volume/Month	Price/Unit	Fair Value Liabilities
Jul 2008-Dec 2008	Swap	6,500 Bbls	$76.40	$2,495,478
Jul 2008-Dec 2008	Collar	18,800 Bbls	Floor $67.11-$70.50 Ceiling	7,890,629
Jan 2009-Dec 2009	Swap	5,200 Bbls	$74.20	4,003,482
Jan 2009-Dec 2009	Collar	12,800 Bbls	Floor $66.55-$71.40 Ceiling	10,327,055
Jan 2009-Dec 2009	Collar	10,646 Bbls	Floor $115.00-$171.50 Ceiling	222,744
Jan 2010-Dec 2010	Swap	4,250 Bbls	$72.32	3,120,231
Jan 2010-Dec 2010	Collar	9,000 Bbls	Floor $65.28-$70.60 Ceiling	6,853,626
Jan 2010-Dec 2010	Collar	7,604 Bbls	Floor $110.00-$181.25 Ceiling	64,510
Jan 2011-Dec 2011	Swap	3,300 Bbls	$70.74	2,311,777
Jan 2011-Dec 2011	Collar	7,000 Bbls	Floor $64.50-$69.50 Ceiling	5,059,667

Natural Gas		Volume/Month	Price/Unit
Jul 2008-Dec 2008	Swap	47,000 Mmbtu	$8.97	1,281,151
Jul 2008-Dec 2008	Collar	659,000 Mmbtu	Floor $8.19-$9.65 Ceiling	15,244,073
Jan 2009-Dec 2009	Swap	36,000 Mmbtu	$8.32	1,742,820
Jan 2009-Dec 2009	Collar	475,000 Mmbtu	Floor $7.90-$9.45 Ceiling	18,423,354
Jan 2009-Dec 2009	Collar	100,375 Mmbtu	Floor $9.50-$18.70 Ceiling	148,271
Jan 2010-Dec 2010	Swap	29,000 Mmbtu	$7.88	1,092,998
Jan 2010-Dec 2010	Collar	351,000 Mmbtu	Floor $7.57-$9.05 Ceiling	10,267,216
Jan 2010-Dec 2010	Collar	85,167 Mmbtu	Floor $9.00-$15.25 Ceiling	201,644
Jan 2011-Dec 2011	Collar	266,000 Mmbtu	Floor $7.32-$8.70 Ceiling	7,129,977

Total net fair value liability of commodity derivative instruments				$97,880,703
Current fair value liability of commodity derivative instruments				$45,866,424
Noncurrent fair value liability of commodity derivative instruments				$52,014,279

The following interest rate swap was in place at June 30, 2008:

Interest rate		Notional Amount	Fixed Rate
Jul 2008-Jul 2009	Swap	$200,000,000	5.02%	$4,608,364

Total net fair value liability of interest rate swap derivative instrument				$4,608,364
Current fair value liability of interest rate swap derivative instrument				$4,536,464
Noncurrent fair value liability of interest rate swap derivative instrument				$71,900

The total net liability for derivative instruments at June 30, 2008 and December 31, 2007 was $102.5 million and $15.3 million, respectively. As a result of these agreements, we recorded an unrealized, non-cash charge, for unsettled contracts, of $87.2 million for the six months ended June 30, 2008 and an unrealized, non-cash charge of $0.9 million for the six months ended June 30, 2007. The estimated change in fair value of the derivatives is reported in Other Expense as unrealized gain (loss) on derivative instruments.

For oil and gas derivatives settled during the reporting periods, we realized a loss, reflected in operating revenues, of $7.5 million and a gain of $60,000 for the six months ended June 30, 2008, and 2007, respectively. For interest rate swaps, we realized a loss, included in interest expense, of $1.6 million for the six months ended June 30, 2008. We realized no gains or losses from interest rate swaps for the six months ended June 30, 2007.

Adoption of SFAS 157

Effective January 1, 2008, we adopted SFAS 157, as discussed in Note 2, which among other things, requires enhanced disclosures about assets and liabilities carried at fair value. As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and attempt to utilize the best available information. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted market prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and lowest priority to unobservable inputs (Level 3). The three levels of fair value hierarchy defined by SFAS 157 are as follows:

Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.

Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2. Our derivatives, which consist primarily of commodity swaps and collars, are valued using commodity market data which is derived by combining raw inputs and quantitative models and processes to generate forward curves and, therefore, are considered Level 2.

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At June 30, 2008, we had no Level 3 measurements.

The following table presents the fair value hierarchy table for assets and liabilities measured at fair value, on a recurring basis, as set forth in SFAS 157 (in thousands) as of June 30, 2008:

	Total	Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3
Derivatives
Crude oil & natural gas swaps	$(16,048)	—	$(16,048)	—
Crude oil & natural gas collars	$(81,833)	—	$(81,833)	—
Interest rate swap	$(4,608)	—	$(4,608)	—

5.      DEBT

On May 8, 2007, we entered into a $400.0 million amended and restated credit agreement (the “Senior Credit Agreement”) with Wells Fargo Bank, National Association, as agent, and The Royal Bank of Scotland, plc, which amended and restated our then existing senior secured revolving credit facility dated July 15, 2005, as amended. On May 8, 2007, we borrowed $122.7 million pursuant to the Senior Credit Agreement to pay the consideration under the EXCO Purchase Agreement and to refinance certain existing indebtedness.

Borrowings under the Senior Credit Agreement are subject to a borrowing base limitation based on our proved oil and gas reserves. The borrowing base was reaffirmed at $200.0 million on May 1, 2008 and is subject to semi-annual redeterminations. The Senior Credit Agreement has a term of four years and all principal amounts, together with all accrued and unpaid interest, will be due and payable in full on May 8, 2011. We also constructively fixed the base LIBOR rate on $200.0 million of our variable rate debt through July 8, 2009 by entering into interest rate swaps at a swap price of 5.02%.

In addition, on May 8, 2007, we entered into a second lien credit agreement (the “Second Lien Credit Agreement”) with Credit Suisse, as agent, which provides for term loans to be made to us in a single draw in an aggregate principal amount of $150.0 million. On May 8, 2007, we borrowed $150.0 million pursuant to the Second Lien Credit Agreement to pay the consideration under the EXCO Purchase Agreement and to refinance certain existing indebtedness. The Second Lien Credit Agreement replaced our then existing $150.0 million subordinate credit facility, which was paid off in full and terminated at closing. The Second Lien Credit Agreement has a term of five years and all principal amounts, together with all accrued and unpaid interest, will be due and payable in full on May 8, 2012.

The Senior Credit Agreement and the Second Lien Credit Agreement (the “Credit Agreements”) are secured by a lien on substantially all of our assets, as well as a security interest in the stock of our subsidiaries. The obligations under the Second Lien Credit Agreement are subordinate and junior to those under the Senior Credit Agreement. Interest is payable on the Credit Agreements as borrowings mature and renew. At June 30, 2008, we were in compliance with the Credit Agreements' covenants.

At June 30, 2008, we had $122.0 million outstanding under the Senior Credit Agreement and $150.0 million outstanding under the Second Lien Credit Agreement.

6.      STOCKHOLDERS’ EQUITY

In the second quarter 2008, we issued 17,000 shares of Common Stock, par value $0.001 per share (“Common Stock”) in conjunction with the exercise of employee stock options.

In the first quarter 2008, we issued 34,821 shares of Common Stock in conjunction with the conversion of 500 shares of Series G Preferred Stock of which 7,043 shares were for accrued dividends. We issued 2,200 shares of Common Stock in payment of dividends on Series H Preferred Stock valued at approximately $21,000 based on the closing market price on the date the shares were issued. We also issued 2,000 shares of Common Stock in conjunction with the exercise of stock options.

	June 30,	December 31,
Common Stock	2008	2007
Par value $0.001; 200,000,000 shares authorized; 5,183,958 and 5,127,937 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively.	$5,184	$5,128

Preferred Stock

Series G, par value $0.01; 81,000 shares authorized; 80,500 and 81,000 issued and outstanding at June 30, 2008 and December 31, 2007, respectively. The Series G Preferred Stock pays compounded dividends, declared, at a rate of 8% annually, has a liquidation value of $500 per share, may be redeemed at our option under certain circumstances and is convertible into Common Stock based upon a value of $500 per Series G share divided by $9.00 per share of Common Stock. We may accrue dividends for the first four years (through June 30, 2009) and they are also convertible into our Common Stock at $9.00 per share.

	805	810

Series H, par value $0.01; 6,500 shares authorized; 2,200 shares issued and outstanding at June 30, 2008 and December 31, 2007. The Series H Preferred Stock pays dividends, when declared, at a rate of 4 shares of Common Stock per preferred share per annum, has a liquidation value of $500 per share, may be redeemed at our option and is convertible into Common Stock based upon a value of $500 per Series H share divided by $3.50 per share of Common Stock.	22	22
	$827	$832

Dividends on all classes of our preferred stock are cumulative until declared as payable by our Board of Directors. Series G Preferred Stock accumulates at 8% per annum, compounded quarterly, payable in cash and Series H Preferred Stock accumulates at 4 shares of our Common Stock per share of the Series H Preferred Stock per annum, payable quarterly as declared.

The following table sets forth the accumulated value of undeclared dividends of our preferred stock at June 30, 2008.

Series G Preferred Stock	$12,233,812
Series H Preferred Stock	53,459
$12,287,271

The Series G Preferred Stock dividends are convertible to our Common Stock at $9.00 per common share. The Series H Preferred Stock has no conversion feature for unpaid dividends. These dividends call for payment of one share of Common Stock per quarter for each preferred share.

7.	SHARE BASED COMPENSATION

Compensation Expense

The following table reflects share based compensation expense currently outstanding, assuming a 36.5% effective tax rate (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Share based compensation expense, net of tax of $0.6 and $0.4, and $1.0 and $0.7, respectively	$1.0	$0.6	$1.8	$1.3

Basic earnings per share impact	$(0.20)	$(0.16)	$(0.35)	$(0.35)
Diluted earnings per share impact	$(0.20)	$(0.07)	$(0.35)	$(0.14)

8.	INCOME TAXES

Income tax benefit for the six months ended June 30, 2008 was $13.4 million, of which $6.3 million was current tax expense and $19.7 million was deferred tax benefit.  The income tax expense of $1.7 million for the six months ended June 30, 2007 was all deferred.  The effective tax rate was 34.9% for the six months ended June 30, 2008.

Deferred tax assets at June 30, 2008 and December 31, 2007 are shown net of a $3.4 million valuation allowance. The majority of the valuation allowance was recorded in 2005 because we expect we will not be able to use net operating loss carryforwards of approximately $9.1 million due to the limitations of Internal Revenue Code Section 382.

9.	RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 162 - In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles ("GAAP") for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We believe that the adoption of this statement will not have a material impact on our financial statements.

SFAS 161 - In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the provisions of SFAS 161 and assessing the impact it may have on our financial reporting disclosures.

SFAS 141(R) - In December 2007, the FASB issued a revision to SFAS 141 “Business Combinations” (“SFAS 141(R)”). The revision broadens the definition of a business combination to include all transactions or other events in which control of one or more businesses is obtained. Further, the statement establishes principles and requirements for how an acquirer recognizes assets acquired, liabilities assumed and any non-controlling interests acquired. SFAS 141(R) is effective for business combination transactions for which the acquisition date is on or after the beginning of the first reporting period beginning on or after December 15, 2008. Early adoption is prohibited. We are currently evaluating the provisions of SFAS 141(R) and assessing the impact it may have, on our financial position and results of operations.

SFAS 157-2 - In September 2006, the FASB issued SFAS 157 “Fair Value Measurements” (“SFAS 157”). We adopted SFAS 157 effective January 1, 2008 only for our financial assets and financial liabilities. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This standard provides guidance for using fair value to measure assets and liabilities and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The adoption of SFAS 157, as it applied to our financial assets and financial liabilities did not have a material impact on our consolidated financial statements. In February 2008, FASB issued Staff Position (“FSP”) No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). An entity that has issued interim or annual financial statements reflecting the application of the measurement and disclosure provisions of SFAS 157 prior to February 12, 2008, must continue to apply all provisions of SFAS 157. We are currently evaluating the provisions of FSP 157-2 and assessing the impact it may have on our financial position, results of operations and reporting disclosures.

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

We caution that a number of factors could cause future production, revenues and expenses to differ materially from our expectations. For a discussion on risk factors affecting our business, see the information in “ITEM 1A. Risk Factors” contained in our most recent Annual Report filed on Form 10-K with the Securities and Exchange Commission.

Overview

We are primarily engaged in the acquisition, development, exploitation and production of crude oil and natural gas, primarily in the onshore producing regions of the United States. Our focus is on increasing production from our existing properties through further exploitation, development and exploration, and on acquiring additional interests in undeveloped crude oil and natural gas properties. Our gross revenues are derived from the following sources:

1.  Oil, gas and natural gas liquids sales that are proceeds from the sale of crude oil and natural gas production to midstream purchasers. This represents over 99% of our gross revenues.

2.  Operating overhead and other incomethat consists primarily of administrative fees received for operating crude oil and natural gas properties for other working interest owners and for marketing and transporting natural gas for those owners.

Acquisition

In June 2008, we acquired four producing gas fields and undeveloped acreage in South Texas from Smith Production Inc. (“Smith”) for $65.0 million in cash with an effective date of January 1, 2008. The assets acquired consist of a 25% non-operated working interest in Samano Field located in Starr and Hidalgo counties, a 100% operated working interest in North Bob West Field in Zapata County and 100% operated working interests in Brushy Creek and Hope fields in DeWitt County. Crimson acquired an interest in over 16,000 grossacres with these fields, most of which is held by production.

After adjustment for the estimated results of operations of approximately $8.2 million for the period between the effective date and the closing date, and other typical purchase price adjustments, the final cash consideration was $56.8 million.

We contracted Netherland, Sewell, and Associates to prepare an independent reserve estimate. Including the proved reserves from the Smith acquisition, our total proved reserves at January 1, 2008 were 152 bcfe. Production from the acquired assets was averaging approximately 7 mmcfe per day at closing, which resulted in a 13% increase in our then current net daily production.

The $56.8 million adjusted price, with adjustment of the reserves for approximately one bcfe of production for the interim operations between the effective date and closing, represented a purchase cost of $2.76 per mcfe for approximately 21 bcfe of proved reserves and $8,100 per mcfe of current average daily production. We financed this acquisition with cash flows from operations, proceeds from the sale of assets and from borrowings available under the Senior Credit Agreement (defined below).

For the three and six months ended June 30, 2008, one month of revenues and expenses, $2.6 million and $0.3 million, respectively, were included in our financial results of operations.

Disposition

In January 2008, we and our operator-partner entered into a series of agreements to sell our interests in wells and undeveloped acreage in the Fort Worth Barnett Shale Play in Johnson and Tarrant counties, Texas to another industry participant active in that area. We owned a 12.5% non-operated working interest in the assets being sold and had 1.5 bcfe in proved reserves at December 31, 2007. The final total consideration paid by the buyer was based on existing wells and undeveloped acreage owned by us and our partner at the time of the final closing. Our share of the consideration received was approximately $34.4 million. Proceeds received for our interest were primarily used to repay amounts outstanding under our Senior Credit Agreement (defined below). Our net book value of these assets sold was $18.8 million, which resulted in a gain of $15.6 million.

Results of Operations

Comparative results of operations for the periods indicated are discussed below.

Three-Months Ended June 30, 2008 compared to Three-Months Ended June 30 2007.

Revenues

Oil, Gas and Natural Gas Liquids Sales. Revenues from the sale of crude oil, natural gas and natural gas liquids, net of the realized effects of our hedging instruments, increased by 99% to $52.9 million in the second quarter 2008, compared to $26.6 million in the second quarter 2007. The increase in net revenues was primarily due to increases in net realized commodity prices, the success experienced in our drilling program, the full quarter effect of the STGC properties acquisition and the one-month effect of the South Texas acquisition from Smith.

Our second quarter 2008 sales volumes were 126,221 barrels of crude oil, 3,106,438 mcf of natural gas and 161,793 barrels of natural gas liquids, or 4,834,522 natural gas equivalents (mcfe), an increase of approximately 52%, compared to 93,006 barrels of crude oil and 2,613,768 mcf of natural gas, or 3,171,804 mcfe produced in the second quarter 2007. On a daily basis, we produced an average of 53,127 mcfe in the second quarter 2008 compared to an average of 34,855 mcfe in the second quarter 2007.

Oil and gas prices are reported net of the realized effects of our hedging agreements. Prices realized in the second quarter 2008 were $95.52 per barrel of oil, $10.23 per mcf of natural gas and $55.73 per barrel of natural gas liquids compared to $62.66 per barrel of oil and $7.95 per mcf of natural gas in the second quarter 2007. Prices before the realized effects of the hedging agreements were $126.76 per barrel of oil, $11.06 per mcf of natural gas and $55.73 per barrel of natural gas liquids in the second quarter 2008 compared to $62.93 per barrel of oil and $7.92 per mcf of natural gas in the second quarter 2007.

We realized losses of $3.9 million on our oil hedges and $2.6 million on our gas hedges, in the second quarter 2008, compared to a realized loss of $25,000 for oil hedges and a gain of $0.1 million for gas hedges in the second quarter 2007.

Operating Overhead and Other Income. Revenues from working interest partners increased to approximately $147,000 in the second quarter 2008 compared with $51,000 in the second quarter 2007 due to the increase in administrative overhead fees charged to our partners on the operated acquired properties.

Costs and Expenses

Lease Operating Expenses. Lease operating expenses for the second quarter 2008 were $10.5 million, compared to $5.2 million in the second quarter 2007. On a per unit basis, lease operating expenses increased to $2.18 per mcfe for the second quarter 2008 from $1.64 per mcfe for the second quarter 2007. The increase in lease operating expenses was primarily due to the addition of the STGC properties.

Exploration Expense. Exploration expense was unchanged at $0.5 million for the second quarter 2008 when compared to the second quarter 2007. Geological and geophysical costs were $485,000 and lease rentals were $13,000 for the second quarter 2008. Geological and geophysical costs were $471,000 and abandoned properties costs were $46,000 for the second quarter 2007. We intend to continue to invest capital in seismic data and lease rental costs as we develop and expand our internal exploratory prospect generation capability.

Depreciation, Depletion and Amortization (DD&A). DD&A expense for the second quarter 2008 was $11.4 million compared to $8.2 million for the second quarter 2007. On a per unit basis, DD&A expense decreased slightly to $2.36 per mcfe for the second quarter 2008, compared to $2.60 per mcfe in the second quarter 2007.

General and Administrative (G&A) Expenses. G&A expenses were $5.5 million for the second quarter 2008 compared to $2.7 million for the second quarter 2007. Included in G&A expense is a non-cash stock expense of $1.6 million ($0.34 per mcfe) and $1.0 million ($0.32 per mcfe), for the second quarters 2008 and 2007, respectively. On a per unit basis, G&A expense increased to $1.13 per mcfe in the second quarter 2008 from $0.84 per mcfe in the second quarter 2007, due to higher personnel costs, information technology costs and professional fees in expanding our infrastructure.

Gain on Sale of Assets. Gain on sale of assets for the second quarter 2008 was $86,000. The gain on the sale of assets was due to post-closing adjustments related to the disposition of our interest in the Barnett Shale Play in the first quarter 2008. We had no sale of assets in the second quarter 2007.

Interest Expense. Interest expense was $5.1 million for the second quarter 2008, compared to $3.4 million for the second quarter 2007. Interest expense increased primarily as a result of the higher outstanding loan balances on our credit facilities related to our acquisition activity. Total interest expense capitalized in the second quarters of both 2008 and 2007 was $0.3 million and $0.4 million, respectively.

Other Financing Costs. Other financing costs were $0.5 million for the second quarter 2008 compared with $0.6 million for the second quarter 2007. These expenses are comprised primarily of the amortization of capitalized costs associated with our credit facilities in place at the time and to commitment fees related to the unused portion of the credit facilities.

Unrealized Gain (Loss) on Derivative Instruments. Unrealized gain or loss on derivative instruments is the change in the quarter in the mark-to-market exposure under our commodity price hedging instruments and our interest rate swap. This non-cash charge for the second quarter 2008 was $58.8 million compared with the non-cash gain of $1.0 million for the second quarter 2007. This amount will vary period to period, and will be a function of the hedges in place, the strike prices of those hedges, the current commodity prices and interest rates at each balance sheet date.

Income Taxes. Our net loss before taxes was $39.6 million for the second quarter 2008 compared with net income before taxes of $6.9 million for the second quarter 2007. After adjusting for permanent tax differences, we recorded an income tax benefit of $14.0 million for the second quarter 2008 compared with income tax expense of $2.6 million for the second quarter 2007.

Dividends on Preferred Stock. Dividends on preferred stock were $1.1 million for the second quarter 2008 compared with $0.9 million for the second quarter 2007. Dividends for the second quarter 2008 included $1.0 million on the Series G Preferred Stock and $29,000 on the Series H Preferred Stock. Dividends for the second quarter 2007 included $0.8 million on the Series G Preferred Stock, $22,000 on the Series H Preferred Stock and $33,000 on the Series E Preferred Stock. The Series E Preferred Stock was converted to Common Stock in May 2007.

Six-Month Period Ended June 30, 2008 compared to Six-Month Period Ended June 30, 2007.

Revenues

Oil, Gas and Natural Gas Liquids Sales. Revenues from the sale of crude oil, natural gas and natural gas liquids, net of the realized effects of our hedging instruments, increased by 214%, to $97.8 million in the first six months of 2008 compared to $31.1 million in the first six months of 2007. The increase in net revenues was primarily due to increases in net realized commodity prices, the success experienced in our drilling program, the full six-month effect of the STGC properties acquisition and the one-month effect of the South Texas acquisition with Smith.

For the first six months of 2008, sales volumes were 262,378 barrels of crude oil, 6,258,275 mcf of natural gas and 297,647 barrels of natural gas liquids, or 9,618,425 natural gas equivalents (mcfe), an increase of approximately 159% compared to 131,293 barrels of crude oil and 2,926,864 mcf of natural gas, or 3,714,622 mcfe produced in the first six months of 2007. On a daily basis we produced an average of 52,848 mcfe in the first six months of 2008 compared to an average of 20,523 mcfe in the first six months of 2007.

Oil and gas prices are reported net of the realized effect of our hedging agreements. Prices realized in the first six months of 2008 were $86.75 per barrel of oil, $9.31 per mcf of natural gas and $56.39 per barrel of natural gas liquids compared to $61.97 per barrel of oil and $7.86 per mcf of natural gas in the first six months of 2007. Prices before the realized effects of the hedging agreements were $109.27 per barrel of oil, $9.56 per mcf of natural gas and $56.39 per barrel of natural gas liquids in the first six months of 2008 compared to $60.86 per barrel of oil and $7.79 per mcf in the first six months of 2007.

We realized losses of $5.9 million on our oil hedges and $1.6 million on our gas hedges in the first six months of 2008, compared to losses of $0.1 million for oil and $0.2 million for gas in the first six months of 2007.

Operating Overhead and Other Income. Revenues from working interest partners increased to $255,000 in the first six months of 2008 compared to $78,000 in the first six months of 2007 due to the increase in administrative overhead fees charged to our partners on the operated acquired properties.

Costs and Expenses

Lease Operating Expenses. Lease operating expenses for the first six months of 2008 were $19.2 million, compared to $7.0 million in the first six months of 2007. On a per unit basis, lease operating expenses increased to $1.99 per mcfe for the first six months of 2008 from $1.89 per mcfe for the first six months of 2007. The increase in lease operating expenses was primarily due to the addition of the STGC properties.

Exploration Expense. Exploration expense was unchanged at $0.6 million in the first six months of 2008 when compared to the first six months of 2007. Geological and geophysical costs were $0.5 million and lease rentals were $61,500 for the first six months of 2008. Geological and geophysical costs were $0.6 million for the first six months of 2007. There were no lease rentals during the first six months of 2007. We intend to continue to invest capital in seismic data and lease rental costs as we develop and expand our internal exploratory prospect generation capability.

Depreciation, Depletion and Amortization (DD&A). DD&A expense for the first six months of 2008 was $22.6 million compared to $9.0 million in the first six months of 2007, as a result of higher production volumes during the quarter. On a per unit basis, DD&A expense decreased to $2.35 per mcfe in the first six months of 2008 compared to $2.43 per mcfe in the first six months of 2007.

General and Administrative (G&A) Expenses. Our G&A expenses were $10.2 million for the first six months of 2008 compared to $5.0 million in the first six months of 2007. Included in G&A expense is a non-cash stock expense of $2.9 million ($0.30 per mcfe) and $2.0 million ($0.55 per mcfe), for the first six months of 2008 and 2007, respectively. On a per unit basis, G&A expense decreased to $1.06 per mcfe for the first six months of 2008 from $1.34 per mcfe in the first six months of 2007, due to the incremental volumes from the acquisition of the STGC Properties.

Gain on Sale of Assets. Gain on the sale of assets for the first six months of 2008 was $15.3 million. The gain on the sale of assets was due to the disposition of our interest in the Barnett Shale Play in the first quarter 2008. We had no sale of assets in the first six months of 2007.

Interest Expense. Interest expense was $10.3 million for the first six months of 2008, up from $3.4 million in the first six months of 2007. Total interest expense increased primarily as a result of higher outstanding loan balances on our credit facilities related to our acquisition activity. Total interest expense capitalized for the first six months of 2008 and 2007 was unchanged at $0.7 million.

Other Financing Costs. Other financing costs were $0.8 million for the first six months of 2008 compared with $0.7 million for the first six months of 2007. These expenses are comprised primarily of the amortization of capitalized costs associated with our current and former credit facilities and to commitment fees related to the unused portion of the credit facilities.

Unrealized Gain (Loss) on Derivative Instruments. Unrealized gain or loss on derivative instruments is the change in the year-to-date period in the mark-to-market exposure under our commodity price hedging instruments and our interest rate swap. This non-cash charge for the first six months of 2008 was $87.2 million compared with a non-cash charge of $0.9 million for the first six months of 2007. This amount will vary period to period, and will be a function of the hedges in place, the strike prices of those hedges, the current commodity prices and interest rates at each balance sheet date.

Income Taxes. Our net loss before taxes was $38.3 million for the first six months of 2008 compared with net income before taxes of $4.4 million in the first six months of 2007. After adjusting for permanent tax differences, we recorded an income tax benefit of $13.4 million for the first six months of 2008 compared with an income tax expense of $1.7 million in the first six months of 2007.

Dividends on Preferred Stock. Dividends on preferred stock were $2.1 million for the first six months of 2008 compared with $1.8 million in the first six months of 2007. Dividends in 2008 included $2.0 million on the Series G Preferred Stock and $49,000 on the Series H Preferred Stock. Dividends in 2007 included $1.6 million on the Series G Preferred Stock, $0.1 million on the Series H Preferred Stock and $0.1 million on the Series E Preferred Stock. The Series E Preferred Stock was converted to common stock in May 2007.

Liquidity and Capital Resources

Our primary cash requirements are for capital expenditures, working capital, operating expenses, acquisitions and principal and interest payments on indebtedness. Our primary sources of liquidity are cash generated by operations and amounts available to be drawn under our credit facilities. To the extent our cash requirements exceed our sources of liquidity, we will be required to fund our cash requirements through other means, such as through debt and equity financing activities, or we will be required to curtail our expenditures.

Liquidity and cash flow

Our working capital deficit was $41.6 million as of June 30, 2008, primarily due to the $50.4 million current liability recorded for the non-cash unrealized mark-to-market exposure on our derivative instruments, compared to a working capital deficit of $12.4 million as of December 31, 2007. Excluding the current liability related to the mark to market exposure recorded for our derivative instruments, working capital was $8.8 million at June 30, 2008 compared to $9.9 million at December 31, 2007.

Net cash provided by operating activities was $62.5 million for the six months ended June 30, 2008, compared to $7.7 million for the six months ended June 30, 2007. During the six months ended June 30, 2008, the net cash provided by operating activities, before changes in working capital of $3.6 million, was $58.9 million. During the six months ended June 30, 2007, the net cash provided by operating activities, before changes in working capital of $9.4 million, was $17.1 million.

Net cash used in investing activities was $63.6 million for the six months ended June 30, 2008 compared to $270.5 million for the six months ended 2007. Net cash used in investing activities during the six months ended June 30, 2008 was primarily used for the acquisition of the South Texas Properties and capital expenditures for the development of our Texas onshore properties, offset by proceeds from the sale of our interest in the Barnett Shale Play. Net cash used in investing activities during the six months ended June 30, 2007 was primarily for the acquisition of the STGC Properties.

Net cash provided by financing activities was $12.1 million for the six months ended June 30, 2008 compared to $263.1 million for the six months ended June 30, 2007. Net cash provided by financing activities for the six months ended June 30, 2008 was primarily the result of borrowings on debt to fund the $52.6 million acquisition of the Smith Properties and normal drilling expenditures, offset by repayments of debt from the sale proceeds of our interest in the Barnett Shale Play. Net cash used in financing activities during the six months ended June 30, 2007 was primarily the result of net borrowings on debt to fund the acquisition of the STGC Properties.

See the Consolidated Statements of Cash Flows for further details.

Capital resources

We maintain a senior secured revolving credit facility with Wells Fargo Bank, National Association, as agent, (the “Senior Credit Agreement”) to provide for acquisitions of oil and gas properties and for general corporate purposes. The Senior Credit Agreement provides for aggregate borrowings of up to $400.0 million, with a current borrowing base reaffirmed at $200.0 million on May 1, 2008, subject to semi-annual redeterminations, and maturing on May 8, 2011. We also constructively fixed the base LIBOR rate on $200.0 million of our variable rate debt through July 8, 2009 by entering into interest rate swaps at a swap price of 5.02%. As of June 30, 2008, we had an outstanding loan balance of $122.0 million under our Senior Credit Agreement, resulting in an available borrowing capacity on such date of approximately $78.0 million.

We also maintain a second lien credit agreement (the “Second Lien Credit Agreement”) with Credit Suisse, as agent, which provides for term loans to be made to us in a single draw in an aggregate principal amount of $150.0 million. The Second Lien Credit Agreement has a term of five years and all principal amounts, together with all accrued and unpaid interest, will be due and payable in full on May 8, 2012. As of June 30, 2008, we had an outstanding loan balance of $150.0 million under our Second Lien Credit Agreement.

The Senior Credit Agreement and the Second Lien Credit Agreement (the “Credit Agreements”) are secured by a lien on substantially all of our assets, as well as a security interest in the stock of our subsidiaries. The obligations under the Second Lien Credit Agreement are subordinate and junior to those under the Senior Credit Agreement. Interest is payable on the Credit Agreements as borrowings mature and renew.

The Credit Agreements include usual and customary affirmative covenants for credit facilities of the respective types and sizes, as well as customary negative covenants, including, among others, limitations on liens, hedging, mergers, asset sales or dispositions, payments of dividends, incurrence of additional indebtedness, certain leases and investments outside of the ordinary course of business, as well as events of default. The Credit Agreements also contain certain financial and proved reserve covenants. See Note 5 of our Annual Report on Form 10-K for a more detailed description of our covenants under the Credit Agreements. At June 30, 2008, we were in compliance with the aforementioned covenants.

Future capital requirements

We anticipate that acquisitions of oil and natural gas producing properties will continue to play an important role in our business strategy. Another important component of our growth strategy is the addition to proved reserves through exploitation drilling for probable and possible reserves on acquired properties and lower risk exploration drilling in our core areas of focus. While there are currently no unannounced agreements, or ongoing negotiations for the acquisition of any material businesses or assets other than those discussed herein, such transactions can be effected quickly and may occur at any time. We currently estimate that we will make capital expenditures, exclusive of acquisitions, of approximately $62.6 million during 2008. These capital expenditures include approximately $14.3 million in development projects, $28.8 million for low-risk exploitation drilling projects, $14.7 million for exploration projects, primarily in our Texas onshore area and $4.8 million for lease acquisitions. We also have budgeted approximately $7.1 million in seismic data purchases for the development of exploratory prospects.

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

Recent Accounting Pronouncements

SFAS 162 - In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles ("GAAP") for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We believe that the adoption of this statement will not have a material impact on our financial statements.

SFAS 161 - In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the provisions of SFAS 161 and assessing the impact it may have on our financial reporting disclosures.

SFAS 141(R) - In December 2007, the FASB issued a revision to SFAS 141 “Business Combinations” (“SFAS 141(R)”). The revision broadens the definition of a business combination to include all transactions or other events in which control of one or more businesses is obtained. Further, the statement establishes principles and requirements for how an acquirer recognizes assets acquired, liabilities assumed and any non-controlling interests acquired. SFAS 141(R) is effective for business combination transactions for which the acquisition date is on or after the beginning of the first reporting period beginning on or after December 15, 2008. Early adoption is prohibited. We are currently evaluating the provisions of SFAS 141(R) and assessing the impact it may have on our financial position and results of operations.

SFAS 157-2 - In September 2006, the FASB issued SFAS 157 “Fair Value Measurements” (“SFAS 157”). We adopted SFAS 157 effective January 1, 2008 only for our financial assets and financial liabilities. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This standard provides guidance for using fair value to measure assets and liabilities and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The adoption of SFAS 157, as it applied to our financial assets and financial liabilities, did not have a material impact on our consolidated financial statements. In February 2008, FASB issued Staff Position (“FSP”) No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). An entity that has issued interim or annual financial statements reflecting the application of the measurement and disclosure provisions of SFAS 157 prior to February 12, 2008, must continue to apply all provisions of SFAS 157. We are currently evaluating the provisions of our adoption of FSP 157-2 and assessing the impact it may have on our financial position, results of operations and reporting disclosures.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following market rate disclosures should be read in conjunction with the quantitative disclosures about market risk contained in our 2007 Annual Report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

All of our derivative financial instruments are for purposes other than trading. We only enter into derivative financial instruments in conjunction with our oil and gas price and interest rate hedging activities.

Hypothetical changes in commodity prices and interest rates chosen for the following stimulated sensitivity effects are considered to be reasonably possible near-term changes generally based on consideration of past fluctuations for each risk category. It is not possible to accurately predict future changes in commodity prices and interest rates. Accordingly, these hypothetical changes may not be an indicator of probable future fluctuations.

Interest Rate Risk

We are exposed to interest rate risk on debt with variable interest rates. To manage this risk, we have entered into interest rate swap agreements with a total notional amount of $200.0 million related to our Senior Credit Agreement. As of June 30, 2008, the interest rate swap had an estimated net fair value liability of $4.6 million. Under these agreements, we receive interest at a floating rate equal to one-month LIBOR plus the applicable spread under our Senior Credit Agreement and pay interest at a fixed rate of 5.02% plus the applicable spread under our Senior Credit Agreement. Assuming our current level of borrowings and considering the effect of the interest rate swap agreements, a 100 basis point increase in the interest rate we pay under our Senior Credit Agreement would not have a material impact on our interest expense for the six months ended June 30, 2008.

Commodity Price Risk

We hedge a portion of price risk associated with our oil and natural gas sales through contractual arrangements which are classified as derivative instruments. As of June 30, 2008, these derivative instruments had an estimated net fair value liability of $97.9 million. A change in oil and gas prices would have an effect on oil and gas futures prices, which are used to estimate the fair value of our derivative instruments. Considering the highly volatile nature of energy commodity prices in the near and long term consideration of attributes impacting them, it is not practicable to estimate the resulting change.

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

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 1, 2007 which could materially affect our business, financial condition and future results.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Shareholders on May 13, 2008 (the “Annual Meeting”). The close of business on April 7, 2008 was fixed as the record date for determining shareholders entitled to notice of the Annual Meeting and the right to vote at the meeting or for any adjournments or postponement thereof. As of April 7, 2008, 5,166,958 shares of our Common Stock, par value $0.001 per share were outstanding and entitled to vote. Shares of our Series G Convertible Preferred Stock, par value $0.001 per share, and shares of our Series H Convertible Preferred Stock, par value $0.001 per share were entitled to vote on an as converted basis with the Common Stock with respect to certain matters on which approval of our stockholders may be required. However, with respect to the election of directors, the Series G Preferred Stock shareholders are entitled to elect a majority of our directors, but not the remaining directors, which the holders of the Common Stock and Series H Preferred Stock were entitled to elect. Allan D. Keel, B. James Ford and Adam C. Pierce, who were elected by the holders of the Series G Preferred Stock (with 5,491,780 shares voting for reelection and 540,868 shares not voting), continued their term of office after the meeting.

Each of the following matters was approved by shareholders by the following votes:

Proposal 1 — To elect five directors to hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified.

	Allan D. Keel
	For	Against	Withheld
Preferred Series G	5,491,780	—	—
Total	5,491,780	—	—

	B. James Ford
	For	Against	Withheld
Preferred Series G	5,491,780	—	—
Total	5,491,780	—	—

	Adam C. Pierce
	For	Against	Withheld
Preferred Series G	5,491,780	—	—
Total	5,491,780	—	—

	Lee B. Backsen
	For	Against	Withheld
Common Stock	4,598,584	—	40,330
Preferred Series H	285,715	—	—
Total	4,884,299	—	40,330

	Lon McCain
	For	Against	Withheld
Common Stock	4,598,584	—	40,330
Preferred Series H	285,715	—	—
Total	4,884,299	—	40,330

Proposal 2 — To ratify the appointment of Grant Thornton LLP as our independent auditors for the fiscal year ending December 31, 2008

	For	Against	Withheld
Common Stock	4,619,868	6,977	12,068
Preferred Series G	5,491,780	—	—
Preferred Series H	285,715	—	—
Total	10,397,363	6,977	12,068

ITEM 6.	EXHIBITS.

Number	Description

2.1

Purchase and Sale Agreement, dated April 28, 2008, by and among Smith Production, Inc. and

Crimson Exploration Inc. (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

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

CRIMSON EXPLORATION INC.

(Registrant)

Date:	August 12, 2008	By:	/s/ Allan D. Keel
Allan D. Keel
President and Chief Executive Officer

Date:	August 12, 2008	By:	/s/ E. Joseph Grady
E. Joseph Grady
Senior Vice President and Chief Financial Officer