Form 10-Q/A
period 2008-06-30
CRIMSON EXPLORATION INC.
filed 2008-08-14
CIK 813779

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to the Crimson Exploration Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 (the “Original Filing”) is to file Exhibit 23.1, the consent of Netherland, Sewell & Associates, Inc., that was inadvertently omitted from the Original Filing.

ITEM 6.	EXHIBITS.

Number	Description

2.1

Purchase and Sale Agreement, dated April 28, 2008, by and among Smith Production, Inc. and Crimson Exploration Inc. (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

*23.1	Consent of Netherland, Sewell & Associates, Inc.

*31.1	Certification of Chief Executive Officer pursuant to Exchange Rule13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Exchange Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer pursuant to 18.U.S.C Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to 18.U.S.C Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.
**Previously filed.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON EXPLORATION INC.

(Registrant)

Date:	August 13, 2008	By:	/s/ Allan D. Keel
Allan D. Keel
President and Chief Executive Officer

Date:	August 13, 2008	By:	/s/ E. Joseph Grady
E. Joseph Grady
Senior Vice President and Chief Financial Officer

4