Form 10-Q
period 2009-03-31
CRIMSON EXPLORATION INC.
filed 2009-05-15
CIK 813779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On May 11, 2009, there were 6,438,323 shares outstanding of the Registrant’s Common Stock, par value $0.001.

FORM 10-Q

CRIMSON EXPLORATION INC.

FOR THE QUARTER ENDED MARCH 31, 2009

PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2009	2008
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$—	$—
Accounts receivable, net of allowance	21,026,674	21,078,815
Prepaid expenses	308,754	77,293
Derivative instruments	31,538,881	25,191,445
Total current assets	52,874,309	46,347,553

PROPERTY AND EQUIPMENT
Oil and gas properties (successful efforts method of accounting)	594,885,575	584,093,885
Other property and equipment	3,361,957	3,282,088
Accumulated depreciation, depletion and amortization	(151,866,268)	(138,220,237)
Total property and equipment, net	446,381,264	449,155,736

NONCURRENT ASSETS
Deposits	104,697	104,697
Debt issuance cost, net	2,631,722	2,890,094
Deferred charges	1,324,907	1,324,907
Derivative instruments	14,826,352	11,722,802
Total noncurrent assets	18,887,678	16,042,500

TOTAL ASSETS	$518,143,251	$511,545,789

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$88,277	$90,368
Accounts payable	32,466,534	47,726,858
Income taxes payable	—	546,944
Accrued liabilities	8,226,816	24,369,060
Asset retirement obligations	1,215,314	1,659,371
Derivative instruments	1,088,047	1,265,801
Deferred tax liability, net	10,687,475	8,331,208
Total current liabilities	53,772,463	83,989,610

NONCURRENT LIABILITIES
Long-term debt, net of current portion	306,508,222	276,690,426
Asset retirement obligations	11,856,866	11,409,171
Derivative instruments	1,553,538	1,491,755
Deferred tax liability, net	16,109,431	15,609,315
Other noncurrent liabilities	721,683	732,709
Total noncurrent liabilities	336,749,740	305,933,376

Total liabilities	390,522,203	389,922,986

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock (see Note 7)	826	826
Common stock (see Note 7)	6,459	5,808
Additional paid-in capital	96,647,731	95,676,875
Retained earnings	31,216,626	26,189,888
Treasury stock (see Note 7)	(250,594)	(250,594)
Total stockholders’ equity	127,621,048	121,622,803

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$518,143,251	$511,545,789

The Notes to Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008

OPERATING REVENUES
Natural gas sales	$20,648,222	$26,455,419
Crude oil sales	7,433,175	10,704,401
Natural gas liquids sales	2,481,987	7,768,376
Operating overhead and other income	167,483	107,895
Total operating revenues	30,730,867	45,036,091

OPERATING EXPENSES
Lease operating expenses	5,451,753	4,397,024
Production and ad valorem taxes	2,474,742	4,303,310
Exploration expenses	729,978	85,842
Depreciation, depletion and amortization	13,851,886	11,288,794
General and administrative	5,218,289	4,746,707
Gain on sale of assets	—	(15,185,929)
Total operating expenses	27,726,648	9,635,748

INCOME FROM OPERATIONS	3,004,219	35,400,343

OTHER INCOME (EXPENSE)
Interest expense, net of amount capitalized	(4,379,069)	(5,206,870)
Other financing cost	(301,111)	(377,255)
Unrealized gain (loss) on derivative instruments	9,566,957	(28,482,519)
Total other income (expense)	4,886,777	(34,066,644)

INCOME BEFORE INCOME TAXES	7,890,996	1,333,699

Income tax expense	(2,856,383)	(670,056)

NET INCOME	5,034,613	663,643

Dividends on preferred stock (Paid 2009 — $7,875; 2008 — $84,295)	(1,081,729)	(1,024,982)
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$3,952,884	$(361,339)

NET INCOME (LOSS) PER SHARE
Basic	$0.66	$(0.07)
Diluted	$0.46	$(0.07)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	6,026,888	5,149,341
Diluted	10,856,219	5,149,341

The Notes to Consolidated Financial Statements are an integral part of these statements

CRIMSON EXPLORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

	NUMBER OF SHARES
	PREFERRED STOCK	COMMON STOCK	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	TOTAL STOCKHOLDERS’ EQUITY
BALANCE, DECEMBER 31, 2008	82,600	5,787,287	$826	$5,808	$95,676,875	$26,189,888	$(250,594)	$121,622,803
Share-based compensation	—	648,936	—	649	962,983	—	—	963,632
Dividends paid on preferred stock	—	2,100	—	2	7,873	(7,875)	—	—
Current period net income	—	—	—	—	—	5,034,613	—	5,034,613
BALANCE, MARCH 31, 2009	82,600	6,438,323	$826	$6,459	$96,647,731	$31,216,626	$(250,594)	$127,621,048

The Notes to Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,034,613	$663,643
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	13,851,886	11,288,794
Asset retirement obligations	(202,216)	—
Stock compensation expense	963,632	1,363,662
Debt issuance cost	258,372	285,347
Income taxes (deferred)	2,309,439	670,056
Dry holes, abandoned property, impaired assets	11,234	—
Gain on sale of assets	—	(15,185,929)
Unrealized (gain) loss on derivative instruments	(9,566,957)	28,482,519
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	52,144	(1,505,956)
Increase in prepaid expenses	(231,461)	(66,411)
Decrease in accounts payable and accrued liabilities	(31,413,594)	(2,726,199)
Net cash provided by (used in) operating activities	(18,932,908)	23,269,526

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	—	31,249,001
Capital expenditures	(10,882,797)	(23,485,476)
Net cash provided by (used in) investing activities	(10,882,797)	7,763,525

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	—	9,000
Proceeds from debt	58,418,993	11,492,202
Payments on debt	(28,603,288)	(36,507,526)
Net cash provided by (used in) financing activities	29,815,705	(25,006,324)

INCREASE IN CASH AND CASH EQUIVALENTS	—	6,026,727

CASH AND CASH EQUIVALENTS,
Beginning of period	—	4,882,511

CASH AND CASH EQUIVALENTS,
End of period	$—	$10,909,238

Cash Paid for Interest	$4,808,855	$5,946,930
Cash Paid for Income Taxes	$5,000,000	$—

The Notes to Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	ORGANIZATION AND NATURE OF OPERATIONS

Crimson Exploration Inc., together with its subsidiaries, (“Crimson”, “we”, “our”, “us”) is a growing independent natural gas and crude oil company engaged in the acquisition, development, exploitation and exploration of natural gas and crude oil properties, primarily in the onshore U.S. Gulf Coast and South Texas regions.

2.	BASIS OF PRESENTATION

Presentation – The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. The accompanying consolidated financial statements at March 31, 2009 (unaudited) and December 31, 2008 and for the first quarter 2009 (unaudited) and 2008 (unaudited) contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows for such periods. Operating results for the first quarter 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2008.

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

Adoption of SFAS 162 — We adopted Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This new standard was intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” in the Independent Auditor’s Report.  The adoption of this statement did not have a material impact on our financial position or results of operations.

Adoption of SFAS 161 — We adopted SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), as of January 1, 2009. SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. See Note 5 – “Derivative Instruments” for these additional disclosures. The adoption of this statement did not have an impact on our financial position or results of operations.

Adoption of SFAS 141(R) — We adopted the revision to SFAS 141 “Business Combinations” (“SFAS 141(R)”) as of January 1, 2009. The revision broadens the definition of a business combination to include all transactions or other events in which control of one or more businesses is obtained. Further, this statement establishes principles and requirements for how an acquirer recognizes assets acquired, liabilities assumed and any non-controlling interests acquired. Also in April 2009, the FASB issued FSP FAS 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise From Contingencies” (FSP FAS 141(R)-1”). FSP FAS 141(R)-1 deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. FSP FAS 141(R)-1 is effective for assets or liabilities from contingencies in business combinations that occur following the start of the first fiscal year that begins on or after December 15, 2008. The adoption of this statement and this FSP has not had an impact on our financial position or results of operations, because we have not yet had any business combinations in 2009.

Adoption of FSP SFAS 157-2 — We adopted Staff Position (“FSP”) No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (“SFAS 157”) (“FSP 157-2”) as of January 1, 2009. FSP 157-2 deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). See Note 4 – “Fair Value Measurements” for additional disclosures. The adoption of this FSP did not have a material impact on our financial position or results of operations.

3.	OIL AND GAS PROPERTIES

Acquisition from Smith Production Inc

In May 2008, we acquired four producing gas fields and undeveloped acreage in South Texas from Smith Production Inc. (“Smith”) for a purchase price of $65.0 million with an effective date of January 1, 2008. After adjustment for the estimated results of operations, and other typical purchase price adjustments of approximately $7.4 million for the period between the effective date and the closing date, the cash consideration was $57.6 million.

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

4.	FAIR VALUE MEASUREMENTS

SFAS 157, which we adopted as of January 1, 2008, establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three levels. The fair value hierarchy gives the highest priority to quoted market prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Level 2 inputs are inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly. We use Level 1 inputs when available, as Level 1 inputs generally provide the most reliable evidence of fair value.

Certain of our assets and liabilities are reported at fair value in our consolidated balance sheets.  The following methods and assumptions were used to estimate the fair values for each class of financial instruments:

Cash, Cash Equivalents, Accounts Receivable and Accounts Payable. The carrying amounts approximate fair value due to the short-term nature or maturity of the instruments. Our allowance for doubtful accounts as of March 31, 2009 and December 31, 2008 remains at $0.2 million.

Derivative Instruments. Our derivative instruments consist of variable to fixed price commodity swaps, costless collars and interest rate swaps. We value our derivative instruments utilizing estimates of present value as calculated by the respective counterparty financial institutions and reviewed by management. See Note 5 – “Derivative Instruments” for further information. Fair value information for assets and liabilities that are measured at fair value is as follows at March 31, 2009:

	Total	Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3
Derivatives
Crude oil & natural gas swaps	$3,472,071	$—	$3,472,071	$—
Crude oil & natural gas collars	46,365,233	—	46,365,233	—
Interest rate swaps	(6,113,656)	—	(6,113,656)	—

Asset Impairments – In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review a proved oil and gas property for impairment when events and circumstances indicate a significant decline in the recoverability of the carrying value of such property. If events indicate a significant decline in the recoverability of such property, we estimate the future cash flows expected in connection with the property and compare such future cash flows to the carrying amount of the property to determine if the carrying amount is recoverable. If the carrying amount of the property exceeds its estimated undiscounted future cash flows, the carrying amount of the property is reduced to its estimated fair value. Fair value may be estimated using comparable market data, a discounted cash flow method, or a combination of the two. In the discounted cash flow method, estimated future cash flows are based on management’s expectations for the future and include estimates of future oil and gas production, commodity prices based on commodity futures price strips as of the date of the estimate, operating and development costs, and a risk-adjusted discount rate. We had no asset impairments in the first quarter 2009.

Debt –The fair value of floating-rate debt approximates the carrying amounts because the interest rates paid on such debt are typically set for periods of three months or less and are based on Prime or LIBOR rates at the time the loans are renewed. See Note 6 – “Debt” for further information.

Asset Retirement Obligations – We estimate the fair values of asset retirement obligations (AROs) based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an ARO; estimated probabilities, amounts and timing of settlements; the credit-adjusted risk-free rate to be used; and inflation rates.

	Total	Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3

Asset retirement obligations	$13,072,180	$—	$—	$13,072,180

ARO Rollforward

January 1, 2009	$13,068,542
Additions	—
Accretion	205,854
Revisions	—
Sales	(11,488)
P&A Activity	(190,728)
Ending March 31, 2009 Liability	$13,072,180

5.	DERIVATIVE INSTRUMENTS

In the past we have entered into, and may in the future enter into, certain derivative arrangements with respect to portions of our natural gas and crude oil production, to reduce our sensitivity to volatile commodity prices, and with respect to portions of our debt, to reduce our sensitivity to volatile interest rates. None of our derivative instruments are designed cash flow hedges under SFAS 133. We believe that these derivative arrangements, although not free of risk, allow us to achieve a more predictable cash flow and to reduce exposure to commodity price and interest rate fluctuations. However, derivative arrangements limit the benefit of increases in the prices of natural gas, crude oil and natural gas liquids sales and limit the benefit of decreases in interest rates. Moreover, our derivative arrangements apply only to a portion of our production and our debt and provide only partial protection against declines in commodity prices and increases in interest rates. Such arrangements may expose us to risk of financial loss in certain circumstances. We continuously reevaluate our hedging programs in light of changes in production, market conditions, commodity price forecasts, capital spending and debt service requirements.

We used a mix of swaps and costless collars to accomplish our hedging strategy. We also constructively fixed the base LIBOR rate on $200.0 million of our variable rate debt by entering into interest rate swap agreements. Derivative assets and liabilities with the same counterparty, subject to contractual terms which provides for net settlement, are reported on a net basis on our consolidated balance sheets. We have exposure to financial institutions in the form of derivative transactions in connection with our hedges. These transactions are with counterparties in the financial services industry specifically with members of our bank group. These transactions could expose us to credit risk in the event of default of our counterparties. In addition, if any lender under our credit facility is unable to fund its commitment, our liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitment under our credit facility. We believe our counterparty risk is low because of the offsetting relationship we have with each of our counterparties. See Note 4 — “Fair Value Measurements” for further information.

The following derivative contracts were in place at March 31, 2009:

Crude Oil		Volume/Month	Price/Unit	Fair Value
Apr 2009-Dec 2009	Swap	5,200 Bbls	$74.20	$895,665
Apr 2009-Dec 2009	Collar	12,800 Bbls	$66.55-$71.40	1,428,280
Apr 2009-Dec 2009	Collar	10,694 Bbls	$115.00-$171.50	5,767,470
Jan 2010-Dec 2010	Swap	4,250 Bbls	$72.32	484,493
Jan 2010-Dec 2010	Collar	9,000 Bbls	$65.28-$70.60	486,257
Jan 2010-Dec 2010	Collar	7,604 Bbls	$110.00-$181.25	4,360,169
Jan 2011-Dec 2011	Swap	3,300 Bbls	$70.74	118,866
Jan 2011-Dec 2011	Collar	7,000 Bbls	$64.50-$69.50	(69,220)

Natural Gas
Apr 2009-Dec 2009	Swap	36,000 Mmbtu	$8.32	1,302,525
Apr 2009-Dec 2009	Collar	475,000 Mmbtu	$7.90-$9.45	15,418,809
Apr 2009-Dec 2009	Collar	100,833 Mmbtu	$9.50-$18.70	4,711,260
Jan 2010-Dec 2010	Swap	29,000 Mmbtu	$7.88	670,522
Jan 2010-Dec 2010	Collar	351,000 Mmbtu	$7.57-$9.05	7,797,979
Jan 2010-Dec 2010	Collar	85,167 Mmbtu	$9.00-$15.25	3,384,311
Jan 2011-Dec 2011	Collar	266,000 Mmbtu	$7.32-$8.70	3,079,918

Interest rate		Notional Amount	Fixed LIBOR Rate
Apr 2009-Dec 2010	Swap	$50,000,000	1.50%	(453,195)
Apr 2009- May 2011	Swap	$150,000,000	2.90%	(5,660,461)
Total net fair value asset of derivative instruments				$43,723,648

The total net fair value asset for derivative instruments at March 31, 2009 was $43.7 million and at December 31, 2008 was $34.2 million, which are shown as derivative instruments on the balance sheet.

The following table details the effect of the Company’s derivative contracts on the consolidated statements of operations for the first quarter 2009 and 2008, respectively:

Contract Type	Location of Gain or (Loss) Recognized in Income	Amount of Gain or (Loss) Recognized in Income

Commodity contracts	Operating revenues	$9,685,298	$(1,016,202)
Interest rate contracts	Interest expense	(1,003,158)	(605,645)
	Realized gain (loss)	$8,682,140	$(1,621,847)

Commodity contracts	Other income (expense)	$9,995,087	$(25,260,920)
Interest rate contracts	Other income (expense)	(428,130)	(3,221,599)
	Unrealized gain (loss)	$9,566,957	$(28,482,519)

6.	DEBT

We maintain a senior secured revolving credit facility with Wells Fargo Bank, National Association, as agent (the “Senior Credit Agreement”), to provide for acquisitions of oil and gas properties and for general corporate purposes. The Senior Credit Agreement provides for aggregate borrowings of up to $400.0 million, with an initial borrowing base of $200.0 million that decreased to $172.5 and $170.0 million effective April 1, 2009 and May 1, 2009, respectively, is subject to semi-annual redeterminations, and matures on May 8, 2011. The borrowing base will be further reduced by $5.0 million on the first day of each month, beginning June 1, 2009, until the next borrowing base redetermination scheduled for October 1, 2009. As of March 31, 2009, we had an outstanding loan balance of $156.5 million under our Senior Credit Agreement.

On May 13, 2009, we entered into a second amendment to our second lien credit agreement dated May 8, 2007 (the “Second Lien Credit Agreement”) with our lenders, including an affiliate of OCM GW Holdings, LLC, our majority stockholder. The Second Lien Credit Agreement provides for term loans to be made to us in a single draw in an aggregate principal amount of $150.0 million, with a term of five years with all principal amounts, together with all accrued and unpaid interest, due and payable in full on May 8, 2012. This second amendment amends the Second Lien Credit Agreement by, among other things, (i) modifying the leverage ratio to not be greater than the ratio equal to the sum of the leverage ratio for the Senior Credit Agreement and 0.25 to 1.00 , (ii) modifying the PV-10 ratio beginning with the fiscal quarter ending June 30, 2009, to be less than 1.2x, beginning with the fiscal quarter ending December 31, 2009, to be less than 1.25x and beginning with the fiscal quarter ending December 31, 2010 and thereafter, to be less than 1.5x, (iii) increasing the applicable margin to 8.0% for loans bearing interest at the LIBO Rate and 7.0% for loans bearing interest at the alternate base rate, unless we meet certain leverage and PV-10 ratios, in which case the applicable margin will be 7.0% and 6.0%, respectively, (iv) setting a minimum LIBO Rate of 3.0%, and (v) including certain fee acreage in calculations of our borrowing base after we have granted a lien on such fee acreage. In connection with the second amendment to the Second Lien Credit Agreement, a waiver was obtained for non-compliance related to historical financial and proved reserve covenants. As of March 31, 2009, we had an outstanding loan balance of $150.0 million under our Second Lien Credit Agreement.

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

The Credit Agreements include usual and customary affirmative covenants for credit facilities of the respective types and sizes, as well as customary negative covenants, including, among others, limitations on liens, hedging, mergers, asset sales or dispositions, payments of dividends, incurrence of additional indebtedness, certain leases and investments outside of the ordinary course of business, as well as events of default. The Credit Agreements also contain certain financial and proved reserve covenants. See Note 10 of our 2008 Annual Report on Form 10-K for a more detailed description of our covenants under the Credit Agreements, other than those revised above. At March 31, 2009, we were in compliance with the aforementioned covenants, or waivers have been obtained for non-compliance.

7.	STOCKHOLDERS’ EQUITY

In the first quarter 2009, we issued approximately 0.6 million shares of restricted stock to our employees under the performance-based Long-Term Incentive Plan (“LTIP”) for the 2008 plan year.

In the first quarter 2008, we issued 34,821 shares of common stock, par value $0.001 per share (“Common Stock”), in conjunction with the conversion of 500 shares of Series G Preferred Stock, of which 7,043 shares were for accrued dividends.

	March 31,	December 31,
	2009	2008
Preferred Stock

Series G, par value $0.01; 81,000 shares authorized; 80,500 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively.	$805	$805

Series H, par value $0.01; 6,500 shares authorized; 2,100 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively.	21	21
	$826	$826

Common Stock

Par value $0.001; 200,000,000 shares authorized; 6,438,323 and 5,787,287 shares issued and outstanding – net of treasury shares at March 31, 2009 and December 31, 2008, respectively	$6,459	$5,808

Treasury Stock

At cost, 20,625 shares at March 31, 2009 and December 31, 2008, respectively	$(250,594)	$(250,594)

The following table sets forth the accumulated value of undeclared dividends on our preferred stock at March 31, 2009 and December 31, 2008, respectively:

	March 31,	December 31,
	2009	2008
Series G Preferred Stock	$15,443,214	$14,365,860
Series H Preferred Stock	5,880	9,380
	$15,449,094	$$14,375,240

Until such time as the Board of Directors declares and pays dividends on our Series G Preferred Stock, dividends shall continue to accumulate. Dividends on our Series H Preferred Stock are declared quarterly by our Board of Directors, and as such, are paid out in Common Stock, the following period.

8.	SHARE-BASED COMPENSATION

We have share-based compensation for employees and directors, which includes both stock option and restricted stock awards. The following table reflects share-based compensation expense, assuming a 36.5% effective tax rate for the periods ended:

	Three Months Ended March 31,
	2009	2008
Share-based compensation expense, net of tax of $351,726 and $451,955, respectively	$611,906	$786,277

Basic earnings per share impact	$(0.10)	$(0.15)
Diluted earnings per share impact	$(0.06)	$(0.15)

In the first quarter 2009, we awarded approximately 0.6 million shares of restricted stock and 0.5 million shares in stock options to our employees under the performance-based Long-Term Incentive Plan (“LTIP”) for the 2008 plan year. There were 9,500 shares in stock options and no restricted stock awards granted in the first quarter 2008.

9.	INCOME TAXES

Income tax expense for the first quarter 2009 was $2.9 million, compared to $0.7 million for the first quarter 2008. The quarterly income tax expense was based on our estimate of the effective tax rate expected to be applicable for the full year. The effective tax rate of 36.2% for the first quarter 2009 differs from the federal statutory rate of 35% primarily because of state taxes.

10.	RECENT ACCOUNTING PRONOUNCEMENTS

FSP FAS 157-4. In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidelines for a broad interpretation of when to apply market-based fair value measures. It reaffirms management’s need to use judgment to determine when a market that was once active has become inactive and in determining fair values in markets that are no longer active. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, but may be adopted early for interim and annual periods ending after March 15, 2009. We are currently evaluating the provisions of FSP FAS 157-4 and assessing the impact it may have on our financial statements.

FSP FAS 107-1 and APB 28-1. Also in April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). This FSP increases the frequency of fair value disclosures to a quarterly instead of annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009, but may be adopted early for interim and annual periods ending after March 15, 2009. We are currently evaluating the provisions of FSP FAS 107-1 and APB 28-1 and assessing the impact it may have on our financial reporting disclosures.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in this quarterly report on Form 10-Q and with the consolidated financial statements, notes and management’s discussion and analysis reported on our 2008 Annual Report on Form 10-K. Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties.

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

Overview

We are primarily engaged in the acquisition, development, exploitation and exploration of natural gas, crude oil and natural gas liquids, primarily in the onshore U.S. Gulf Coast and South Texas regions. Our focus is on increasing production from our existing properties through further exploitation, development and exploration, and on acquiring additional interests in oil and natural gas properties. Our gross revenues are derived from the following sources:

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

Disposition in 2008

In January 2008, we and our operator-partner entered into a series of agreements to sell our interests in wells and undeveloped acreage in the Fort Worth Barnett Shale Play in Johnson and Tarrant counties, Texas to another industry participant active in that area. We owned a 12.5% non-operated working interest in the assets being sold and had 1.5 Bcfe in proved reserves at December 31, 2007. The final total consideration paid by the buyer was based on existing wells and undeveloped acreage owned by us and our partner at the time of the final closing. Our share of the consideration received was approximately $34.4 million. Proceeds received for our interest were primarily used to repay amounts outstanding under our senior revolving credit facility (defined below) and to help finance our acquisition of the properties from Smith. Our net book value of these assets sold was $18.8 million, which resulted in a gain of $15.6 million.

Results of Operations

The following is a discussion of our consolidated results of operations, financial condition and capital resources. You should read this discussion in conjunction with our Consolidated Financial Statements and the Notes thereto contained elsewhere in this Form 10-Q.

Comparative results of operations for the periods indicated are discussed below.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues

	Three months ended March 31,
	2009	2008	Change	Percent Change
Revenues:	(in millions, except percentages)
Natural gas sales	$20.7	$26.4	$(5.7)	-21.6%
Crude oil sales	7.4	10.7	(3.3)	-30.8%
Natural gas liquids sales	2.5	7.8	(5.3)	-67.9%
Product revenues	$30.6	$44.9	$(14.3)	-31.8%

Natural Gas, Crude Oil And Natural Gas Liquids Sales. Revenues from the sale of crude oil, natural gas and natural gas liquids, net of the realized effects of our hedging instruments, were $30.6 million for the first quarter 2009 compared to $44.9 million for the first quarter 2008 due to an approximate 10% decrease in production and an approximate 25% decline in realized commodity prices.

	Three months ended March 31,
	2009	2008	Change	Percent Change
Sales (production) volumes:
Natural gas (Mcf)	3,076,114	3,151,837	(75,723)	-2.4%
Crude oil (Bbl)	96,305	136,157	(39,852)	-29.3%
Natural gas liquids (Bbl)	110,242	135,854	(25,612)	-18.9%
Natural gas equivalents (Mcfe)	4,315,396	4,783,903	(468,507)	-9.8%

Quarterly production was approximately 4.3 Bcfe for the first quarter 2009 compared to approximately 4.8 Bcfe for the first quarter 2008. On a daily basis, we produced an average of 47,949 Mcfe for the 2009 quarter compared to an average of 52,570 Mcfe for the 2008 quarter. Production volumes decreased primarily due to natural field decline and limited production enhancing capital expenditure activity in the first quarter 2009.

	Three months ended March 31,
	2009	2008	Change	Percent Change
Realized prices (net of hedges):
Natural gas (Mcf)	$6.71	$8.39	$(1.68)	-20.0%
Crude oil (Bbl)	77.18	78.62	(1.43)	-1.8%
Natural gas liquids (Bbl)	22.51	57.18	(34.67)	-60.6%
Natural gas equivalents (Mcfe)	7.08	9.39	(2.31)	-24.6%

	Three months ended March 31,
	2009	2008	Change	Percent Change
Prices before effects of hedges:
Natural gas (Mcf)	$4.75	$8.09	$(3.34)	-41.3%
Crude oil (Bbl)	39.30	93.05	(53.75)	-57.8%
Natural gas liquids (Bbl)	22.51	57.18	(34.67)	-60.6%
Natural gas equivalents (Mcfe)	4.84	9.60	(4.76)	-49.6%

Natural gas, crude oil and natural gas liquids prices are reported net of the realized effect of our hedging agreements. We realized gains of $3.6 million on our crude oil hedges and $6.0 million on our natural gas hedges in the first quarter 2009, compared to realized losses of $2.0 million for crude oil hedges and realized gains of $1.0 million for natural gas hedges in the first quarter 2008.

Costs and Expenses

	Three months ended March 31,
	2009	2008	Change	Percent Change
Operating Expenses:	(in millions, except percentages)
Lease operating expenses	$5.4	$4.4	$1.0	22.7%
Production and ad valorem taxes	2.5	4.3	(1.8)	-41.9%
Exploration expenses	0.7	0.1	0.6	600.0%
General and administrative(1)	4.2	3.5	0.7	20.0%
	12.8	12.3	0.5	4.1%
Depreciation, depletion & amortization	13.9	11.3	2.6	23.0%
Share-based compensation	1.0	1.2	(0.2)	-16.7%
Operating expenses	$27.7	$24.8	$2.9	11.7%

(1) Total general and administrative costs include share-based compensation on the Consolidated Statements of Operations.

	Three months ended March 31,
	2009	2008	Change	Percent Change
Selected Costs ($ per Mcfe):	(in millions, except percentages)
Lease operating expenses	$1.27	$0.92	$0.35	38.0%
Production and ad valorem taxes	0.57	0.90	(0.33)	-36.7%
Exploration expenses	0.17	0.02	0.15	750.0%
General and administrative(1)	0.99	0.73	0.26	35.6%
	3.00	2.57	0.43	16.7%
Depreciation, depletion & amortization	3.21	2.36	0.85	36.0%
Share-based compensation	0.22	0.26	(0.04)	-15.4%
Selected costs	$6.43	$5.19	$1.24	23.9%

(1) Total general and administrative costs include share-based compensation on the Consolidated Statements of Operations.

Lease Operating Expenses. Lease operating expenses for the first quarter 2009 were $5.4 million, compared to $4.4 million in the first quarter 2008, an increase due to the acquisition from Smith Production, Inc.

Production and Ad Valorem Tax Expenses. Production and ad valorem tax expenses for the first quarter 2009 were $2.5 million, compared to $4.3 million for the first quarter 2008, due to lower production and realized prices in 2009.

Exploration Expenses. Exploration expenses were $0.7 million in the first quarter 2009 compared to $0.1 million for the first quarter 2008. The increase in exploration expenses was primarily due to geological and geophysical (“G&G”) costs and settled asset retirement costs incurred in the first quarter 2009. There were only minimal G&G costs and no settled asset retirement costs in the first quarter 2008.

Depreciation, Depletion and Amortization (“DD&A”). DD&A expense for the first quarter 2009 was $13.9 million compared to $11.3 million for the first quarter 2008, due to a higher DD&A rate resulting from asset acquisitions and capital expenditures during the 2008 high-cost environment.

General and Administrative (“G&A”) Expenses. Total G&A expenses were $5.2 million for the first quarter 2009 compared to $4.7 million for the first quarter 2008. Included in G&A expense is a non-cash stock expense of $1.0 million ($0.22 per Mcfe) and $1.2 million ($0.26 per Mcfe) for the first quarter 2009 and 2008, respectively. G&A expenses increased primarily due to higher office costs related to our expanded infrastructure.

Gain on Sale of Assets. We sold no assets during the first quarter 2009 quarter, while the gain on the sale of assets in the first quarter 2008 was $15.2 million primarily due to the disposition of our interest in the Barnett Shale Play in the first quarter 2008.

Interest Expense. Interest expense was $4.4 million for the first quarter 2009, compared to $5.2 million for the first quarter 2008. Total interest expense decreased primarily as a result of lower interest rates. Total interest expense capitalized for the first quarter 2009 and 2008 was zero and $0.4 million, respectively.

Other Financing Costs. Other financing costs were $0.3 million for the first quarter 2009 compared with $0.4 million for the first quarter 2008. These expenses are comprised primarily of the amortization of capitalized costs associated with our credit facilities and to commitment fees related to the unused portion of the credit facilities.

Unrealized Gain (Loss) on Derivative Instruments. Unrealized gain or loss on derivative instruments is the change in the mark-to-market exposure under our commodity price hedging contracts and our interest rate swaps. This non-cash unrealized gain for the first quarter 2009 was $9.6 million compared with a non-cash unrealized loss of $28.5 million for the first quarter 2008. Unrealized gain or loss will vary period to period, and will be a function of the hedges in place, the strike prices of those hedges and the forward curve pricing of the commodities and interest rates being hedged.

Income Taxes. Our net income before taxes was $7.9 million for the first quarter 2009 compared to $1.3 million in the first quarter 2008. After adjusting for permanent tax differences, we recorded income tax expense of $2.9 million for the first quarter 2009, compared to $0.7 million for the first quarter 2008.

Dividends on Preferred Stock. Dividends on preferred stock were $1.1 million for the first quarter 2009 compared with $1.0 million in the first quarter 2008. Dividends in the first quarter 2009 included approximately $1.1 million on the Series G Preferred Stock and $4,375 on the Series H Preferred Stock. Dividends in the first quarter 2008 included $1.0 million on the Series G Preferred Stock, and $21,000 on the Series H Preferred Stock. Until such time as the Board of Directors declares and pays dividends on our Series G Preferred Stock, dividends shall continue to accumulate. Dividends on our Series H Preferred Stock are declared quarterly by our Board of Directors, and as such, are paid out in Common Stock, the following period.

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

Liquidity and cash flow

In recent months there has been extreme volatility and disruption in the equity and debt markets. The volatility and disruptions have created conditions that may adversely affect the financial condition of the lenders in our senior revolving credit facility, the counterparties to our derivative instruments, our insurers and our oil and natural gas purchasers. While these market conditions persist, our ability to access the equity and debt markets may be adversely affected. In addition, while a substantialportion of our production is hedged, we are still subject to commodity price risk and our liquidity may be adversely affected if commodity prices continue to decline.

Our working capital deficit was $0.9 million as of March 31, 2009, compared to a working capital deficit of $37.6 million as of December 31, 2008. Current assets increased $6.5 million, primarily due to the increase in the fair value of our derivatives. Current liabilities, primarily accounts payable and accrued liabilities, decreased $30.2 million due to the reduced capital expenditure activity for the 2009 quarter compared to the last two quarters of 2008.

Net cash used in operating activities was $18.9 million for the first quarter 2009, compared to net cash provided by operating activities of $23.3 million for the first quarter 2008, a change resulting primarily from the reduction in revenues, accounts payable and accrued liabilities during the first quarter 2009. During the first quarter 2009, the net cash provided by operating activities, before changes in working capital, was $12.7 million. Net cash provided by operating activities, before changes in working capital, was $27.6 million for the 2008 quarter.

Net cash used in investing activities was $10.9 million for the first quarter 2009 compared to net cash provided by investing activities of $7.8 million for the first quarter 2008. Net cash flows from investing activities during the first quarter 2009 were primarily for capital expenditures from development of our proved reserves. Net cash flows from investing activities during the first quarter 2008 resulted from the proceeds of the sale of our interest in the Barnett Shale Play, offset by capital expenditures primarily for the development of our Southeast Texas properties.

Net cash provided by financing activities was $29.8 million for the first quarter 2009 compared to net cash used in financing activities of $25.0 million for the first quarter 2008. Net cash provided by financing activities during the first quarter 2009 was primarily the result of net borrowings under our revolver to satisfy the fourth quarter 2008 balance in current liabilities related to the active drilling program in 2008. Net cash used in financing activities for the first quarter 2008 was primarily the result of repayments of debt from the sale proceeds of our interest in the Barnett Shale Play and internally generated cash flow from operations.

See the Consolidated Statements of Cash Flows for further details.

Capital resources

We maintain a senior secured revolving credit facility with Wells Fargo Bank, National Association, as agent (the “Senior Credit Agreement”), to provide for acquisitions of oil and gas properties and for general corporate purposes. The Senior Credit Agreement provides for aggregate borrowings of up to $400.0 million, with a borrowing base of $200.0 million decreasing to $172.5 million effective April 1, 2009, subject to semi-annual redeterminations, and maturing on May 8, 2011. The borrowing base will be further reduced to $170.0 million effective May 1, 2009 and further reduced by $5.0 million on the first day of each subsequent month, beginning June 1, 2009, until the next borrowing base redetermination scheduled for October 1, 2009. As of March 31, 2009, we had an outstanding loan balance of $156.5 million under our Senior Credit Agreement.

On May 13, 2009, we entered into a second amendment to our second lien credit agreement dated May 8, 2007 (the “Second Lien Credit Agreement”) with our lenders, including an affiliate of OCM GW Holdings, LLC, our majority stockholder. The Second Lien Credit Agreement provides for term loans to be made to us in a single draw in an aggregate principal amount of $150.0 million, with a term of five years with all principal amounts, together with all accrued and unpaid interest, due and payable in full on May 8, 2012. This second amendment amends the Second Lien Credit Agreement by, among other things, (i) modifying the leverage ratio to not be greater than the ratio equal to the sum of the leverage ratio for the Senior Credit Agreement and 0.25 to 1.00 , (ii) modifying the PV-10 ratio beginning with the fiscal quarter ending June 30, 2009, to be less than 1.2x, beginning with the fiscal quarter ending December 31, 2009, to be less than 1.25x and beginning with the fiscal quarter ending December 31, 2010 and thereafter, to be less than 1.5x, (iii) increasing the applicable margin to 8.0% for loans bearing interest at the LIBO Rate and 7.0% for loans bearing interest at the alternate base rate, unless we meet certain leverage and PV-10 ratios, in which case the applicable margin will be 7.0% and 6.0%, respectively, (iv) setting a minimum LIBO Rate of 3.0%, and (v) including certain fee acreage in calculations of our borrowing base after we have granted a lien on such fee acreage. In connection with the second amendment to the Second Lien Credit Agreement, a waiver was obtained for non-compliance related to historical financial and proved reserve covenants. As of March 31, 2009, we had an outstanding loan balance of $150.0 million under our Second Lien Credit Agreement.

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

The Credit Agreements include usual and customary affirmative covenants for credit facilities of the respective types and sizes, as well as customary negative covenants, including, among others, limitations on liens, hedging, mergers, asset sales or dispositions, payments of dividends, incurrence of additional indebtedness, certain leases and investments outside of the ordinary course of business, as well as events of default. The Credit Agreements also contain certain financial and proved reserve covenants. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 10 of our consolidated financial statements included in our 2008 Annual Report on Form 10-K for a more detailed description of our covenants under the Credit Agreements, other than those revised above. At March 31, 2009, we were in compliance with the aforementioned covenants, or waivers have been obtained for non-compliance.

At May 11, 2009, we had $157.5 million outstanding under the Senior Credit Agreement and $150.0 million outstanding under the Second Lien Credit Agreement, with availability under the Senior Credit Agreement of $12.5 million as of May 1, 2009.

Future capital requirements

We anticipate that acquisitions of oil and natural gas producing properties will continue to play an important role in our business strategy. Another important component of our growth strategy is the addition to proved reserves through exploitation drilling for probable and possible reserves on acquired properties and lower risk exploration drilling in our core areas of focus. While there are currently no unannounced agreements, or ongoing negotiations for the acquisition of any material businesses or assets other than those discussed herein, such transactions can be effected quickly and may occur at any time. Our ability to consummate any transaction in the future will be determined, in large part, by the availability of debt and equity capital at that time. If we are unable to obtain additional capital on acceptable terms, we may be unable to grow through acquisitions.

We believe that our internally generated cash flow, combined with access to our Senior Credit Agreement will be sufficient to meet the liquidity requirements necessary to fund our daily operations, planned capital development and debt service requirements for at least the next twelve months. However, our ability to maintain our Senior Credit Agreement and our internally generated cash flow can be impacted by economic conditions outside of our control such as the current disruption in the capital and credit markets as well as continued commodity price volatility.

We believe that we have sufficient liquidity through our cash from operations and borrowing capacity under our credit facilities to meet our short-term and long-term normal recurring operating needs, derivative obligations, debt service obligations, contingencies and anticipated capital expenditures.

Recent Accounting Pronouncements

FSP FAS 157-4. In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (‘FSP FAS 157-4”). FSP FAS 157-4 provides guidelines for a broad interpretation of when to apply market-based fair value measures. It reaffirms management’s need to use judgment to determine when a market that was once active has become inactive and in determining fair values in markets that are no longer active. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, but may be adopted early for interim and annual periods ending after March 15, 2009. We are currently evaluating the provisions of FSP FAS 157-4 and assessing the impact it may have on our financial statements.

FSP FAS 107-1 and APB 28-1. Also in April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). This FSP increases the frequency of fair value disclosures to a quarterly instead of annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009, but may be adopted early for interim and annual periods ending after March 15, 2009. We are currently evaluating the provisions of 107-1 and APB 28-1 and assessing the impact it may have on our financial reporting disclosures.

FSP FAS 141(R)-1. Also in April 2009, the FASB issued FSP FAS 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise From Contingencies” (FSP FAS 141(R)-1”). FSP FAS 141(R)-1 deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. FSP FAS 141(R)-1 is effective for assets or liabilities from contingencies in business combinations that occur following the start of the first fiscal year that begins on or after December 15, 2008. We are currently evaluating the provisions of FSP FAS 141(R)-1 and assessing the impact it may have on our financial statements when an applicable acquisition is consummated.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following market rate disclosures should be read in conjunction with our financial statements and notes thereto beginning on Page F-1 of our 2008 Annual Report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. All of our financial instruments are for purposes other than trading. Hypothetical changes in interest rates and prices chosen for the following stimulated sensitivity effects are considered to be reasonably possible near-term changes generally based on consideration of past fluctuations for each risk category. It is not possible to accurately predict future changes in interest rates and product prices. Accordingly, these hypothetical changes may not be an indicator of probable future fluctuations. See Note 5 to our consolidated financial statements included herein (Derivative Instruments) for further information.

Interest Rate Risk

We are exposed to interest rate risk on debt with variable interest rates. To manage this risk, we have entered into interest rate swap agreements with a total notional amount of $200.0 million related to our Senior Credit Agreement. As of March 31, 2009, the interest rate swaps had an estimated net fair value liability of $6.1 million. Under these agreements, we receive interest at a floating rate equal to one-month LIBOR and pay interest at a fixed rate of 1.50% on $50.0 million in outstanding debt and pay interest at 2.90% on $150.0 million in outstanding debt, effectively setting our base LIBOR rate at 2.6%. Assuming our current level of borrowings and considering the effect of the interest rate swap agreements, a 100 basis point increase in the interest rate we pay under our Senior Credit Agreement would not have had a material impact on our interest expense for the first quarter 2009.

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

Counterparty Risk

We have exposure to financial institutions in the form of derivative transactions in connection with our hedges. These transactions are with counterparties in the financial services industry specifically with members of our bank group. These transactions could expose us to credit risk in the event of default of our counterparties. In addition, if any lender under our credit facility is unable to fund its commitment, our liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitment under our credit facility. We believe our risk is low because of the offsetting relationship we have with each of our counterparties.

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

PART II.     OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the May 13, 2009 second amendment to our Second Lien Credit Agreement.

ITEM 6.	EXHIBITS.

Number	Description

*10.1	Long Term Incentive Performance Plan Form of Restricted Stock Award Agreement for Employees.

*10.2	Long Term Incentive Performance Plan Form of Stock Option Agreement for Employees.

*10.3	Long Term Incentive Performance Plan Form of Restricted Stock Award Agreement for Executive Officers.

*10.4	Long Term Incentive Performance Plan Form of Stock Option Agreement for Executive Officers.

*10.5

Amendment No. 2, dated as of May 13, 2009, to the Second Lien Credit Agreement,

dated as of May 8, 2007, among Crimson Exploration Inc., as borrower, Credit Suisse,

as agent, and each lender from time to time party thereto.

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

CRIMSON EXPLORATION INC.

(Registrant)

Date:	May 15, 2009	By:	/s/ Allan D. Keel
Allan D. Keel
President and Chief Executive Officer

Date:	May 15, 2009	By:	/s/ E. Joseph Grady
E. Joseph Grady
Senior Vice President and Chief Financial Officer