Form 10-Q
period 2009-06-30
CRIMSON EXPLORATION INC.
filed 2009-08-12
CIK 813779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

On August 7, 2009, there were 6,462,277 shares outstanding of the Registrant’s Common Stock, par value $0.001.

FORM 10-Q

CRIMSON EXPLORATION INC.

PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2009	2008
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$—	$—
Accounts receivable, net of allowance	14,343,262	21,078,815
Prepaid expenses	106,287	77,293
Derivative instruments	22,939,177	25,191,445
Total current assets	37,388,726	46,347,553

PROPERTY AND EQUIPMENT
Oil and gas properties (successful efforts method of accounting)	596,467,887	584,093,885
Other property and equipment	3,365,032	3,282,088
Accumulated depreciation, depletion and amortization	(165,998,847)	(138,220,237)
Total property and equipment, net	433,834,072	449,155,736

NONCURRENT ASSETS
Deposits	104,697	104,697
Debt issuance cost, net	3,511,100	2,890,094
Deferred charges	482,853	1,324,907
Derivative instruments	7,568,009	11,722,802
Total noncurrent assets	11,666,659	16,042,500

TOTAL ASSETS	$482,889,457	$511,545,789

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$31,935	$90,368
Accounts payable	22,493,476	47,726,858
Income taxes payable	—	546,944
Accrued liabilities	4,607,826	24,369,060
Asset retirement obligations	2,179,192	1,659,371
Derivative instruments	2,367,251	1,265,801
Deferred tax liability, net	7,288,771	8,331,208
Total current liabilities	38,968,451	83,989,610

NONCURRENT LIABILITIES
Long-term debt, net of current portion	302,503,237	276,690,426
Asset retirement obligations	12,205,633	11,409,171
Derivative instruments	1,291,209	1,491,755
Deferred tax liability, net	12,288,851	15,609,315
Other noncurrent liabilities	717,745	732,709
Total noncurrent liabilities	329,006,675	305,933,376

Total liabilities	367,975,126	389,922,986

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock (see Note 7)	826	826
Common stock (see Note 7)	6,459	5,808
Additional paid-in capital	97,210,183	95,676,875
Retained earnings	17,947,457	26,189,888
Treasury stock (see Note 7)	(250,594)	(250,594)
Total stockholders’ equity	114,914,331	121,622,803

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$482,889,457	$511,545,789

The Notes to Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

OPERATING REVENUES
Natural gas sales	$18,060,669	$31,793,246	$38,708,891	$58,248,666
Crude oil sales	7,375,787	12,056,063	14,808,962	22,760,463
Natural gas liquids sales	2,990,577	9,017,033	5,472,564	16,785,409
Operating overhead and other income	192,904	146,999	360,387	254,894
Total operating revenues	28,619,937	53,013,341	59,350,804	98,049,432

OPERATING EXPENSES
Lease operating expenses	4,186,290	5,323,833	9,638,043	9,708,466
Production and ad valorem taxes	2,022,377	5,220,030	4,497,119	9,535,731
Exploration expenses	1,455,664	747,041	2,185,642	832,883
Depreciation, depletion and amortization	14,347,397	11,580,931	28,199,283	22,869,725
General and administrative	4,326,799	5,481,410	9,545,088	10,228,117
(Gain) loss on sale of assets	18,925	(85,783)	18,925	(15,271,712)
Total operating expenses	26,357,452	28,267,462	54,084,100	37,903,210

INCOME FROM OPERATIONS	2,262,485	24,745,879	5,266,704	60,146,222

OTHER EXPENSE
Interest expense	(5,336,589)	(5,123,907)	(9,715,658)	(10,330,777)
Other financing cost	(426,535)	(457,278)	(727,646)	(834,533)
Unrealized loss on derivative instruments	(16,874,919)	(58,754,278)	(7,307,962)	(87,236,797)
Total other expenses	(22,638,043)	(64,335,463)	(17,751,266)	(98,402,107)

LOSS BEFORE INCOME TAXES	(20,375,558)	(39,589,584)	(12,484,562)	(38,255,885)

Income tax benefit	7,110,484	14,026,944	4,254,101	13,356,888

NET LOSS	(13,265,074)	(25,562,640)	(8,230,461)	(24,898,997)

Dividends on preferred stock (Paid 2009 — $11,970; 2008 — $84,295)	(1,115,258)	(1,055,801)	(2,196,987)	(2,080,783)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(14,380,332)	$(26,618,441)	$(10,427,448)	$(26,979,780)

NET LOSS PER SHARE
Basic	$(2.24)	$(5.15)	$(1.67)	$(5.23)
Diluted	$(2.24)	$(5.15)	$(1.67)	$(5.23)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	6,421,225	5,173,463	6,228,730	5,161,400
Diluted	6,421,225	5,173,463	6,228,730	5,161,400

The Notes to Consolidated Financial Statements are an integral part of these statements

CRIMSON EXPLORATION INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED)

	NUMBER OF SHARES
	PREFERRED STOCK	COMMON STOCK	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	TOTAL STOCKHOLDERS’ EQUITY
BALANCE, DECEMBER 31, 2008	82,600	5,787,287	$826	$5,808	$95,676,875	$26,189,888	$(250,594)	$121,622,803
Share-based compensation	—	646,909	—	647	1,521,342	—	—	1,521,989
Dividends paid on preferred stock	—	4,200	—	4	11,966	(11,970)	—	—
Current period net loss	—	—	—	—	—	(8,230,461)	—	(8,230,461)
BALANCE, JUNE 30, 2009	82,600	6,438,396	$826	$6,459	$97,210,183	$17,947,457	$(250,594)	$114,914,331

The Notes to Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,230,461)	$(24,898,997)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation, depletion and amortization	28,199,283	22,869,725
Settlement of asset retirement obligations	(309,543)	(239,484)
Stock compensation expense	1,521,989	3,000,296
Amortization of debt issuance cost	568,994	570,694
Deferred charges	842,054	(882,500)
Income taxes (deferred)	(4,909,845)	(13,541,888)
Dry holes, abandoned property, impaired assets	44,013	—
(Gain) loss on sale of assets	18,925	(15,271,712)
Unrealized loss on derivative instruments	7,307,962	87,236,797
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	6,759,886	(8,043,960)
Increase in prepaid expenses	(28,994)	(31,482)
Increase (decrease) in accounts payable and accrued liabilities	(45,103,719)	11,688,002
Net cash provided by (used in) operating activities	(13,319,456)	62,455,491

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	—	34,278,797
Capital expenditures	(11,777,088)	(44,226,189)
Acquisition of oil and gas properties	482,166	(53,674,289)
Deposits	—	(5,906)
Net cash used in investing activities	(11,294,922)	(63,627,587)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	—	130,500
Proceeds from debt	83,128,718	93,317,758
Payments on debt	(57,324,340)	(81,344,160)
Debt issuance cost	(1,190,000)	—
Net cash provided by financing activities	24,614,378	12,104,098

INCREASE IN CASH AND CASH EQUIVALENTS	—	10,932,002

CASH AND CASH EQUIVALENTS,
Beginning of period	—	4,882,511

CASH AND CASH EQUIVALENTS,
End of period	$—	$15,814,513

Cash paid for interest	$9,161,379	$10,988,354
Cash paid for income taxes	$690,500	$185,000

The Notes to Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	ORGANIZATION AND NATURE OF OPERATIONS

Crimson Exploration Inc., together with its subsidiaries (“Crimson”, “we”, “our”, “us”), is an independent natural gas and crude oil company engaged in the acquisition, development, exploitation and exploration of natural gas and crude oil properties, primarily in the onshore U.S. Gulf Coast and South Texas regions.

2.	BASIS OF PRESENTATION

Presentation – The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. The accompanying consolidated financial statements at June 30, 2009 (unaudited) and December 31, 2008 and for the three and six months ended June 30, 2009 (unaudited) and 2008 (unaudited) contain all normally recurring adjustments considered necessary, in the opinion of management, for a fair presentation of our financial position, results of operations and cash flows for such periods. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2008.

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

Adoption of SFAS 165 — We adopted the Financial Accounting Standards Board (“FASB”) Statement No. 165 “Subsequent Events” (“SFAS 165”) as of June 30, 2009. SFAS 165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. The adoption of this statement did not have a material impact on our financial position or results of operations. We completed our review and analysis of potential subsequent events, as of August 12, 2009, the date these financial statements were issued.  No subsequent events were identified as of this date.

Adoption of SFAS 162 — We adopted Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”) as of June 30, 2009. This new standard was intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” in the Independent Auditor’s Report.  The adoption of this statement did not have a material impact on our financial position or results of operations.

Adoption of SFAS 161 — We adopted SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), as of January 1, 2009. SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. See Note 5 – “Derivative Instruments” for these additional disclosures. The adoption of this statement did not have an impact on our financial position or results of operations.

Adoption of SFAS 141(R) — We adopted the revision to SFAS 141 “Business Combinations” (“SFAS 141(R)”) as of January 1, 2009. The revision broadens the definition of a business combination to include all transactions or other events in which control of one or more businesses is obtained. Further, this statement establishes principles and requirements for how an acquirer recognizes assets acquired, liabilities assumed and any non-controlling interests acquired. Also in April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise From Contingencies” (“FSP SFAS 141(R)-1”). FSP SFAS 141(R)-1 deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. FSP SFAS 141(R)-1 is effective for assets or liabilities from contingencies in business combinations that occur following the start of the first fiscal year that begins on or after December 15, 2008. The adoption of this statement and this FSP has not had an impact on our financial position or results of operations, because we have not yet had any business combinations in 2009.

Adoption of FSP SFAS 157-4 — We adopted the FSP SFAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”) as of June 30, 2009. FSP SFAS 157-4 provides guidelines for a broad interpretation of when to apply market-based fair value measures. It reaffirms management’s need to use judgment to determine when a market that was once active has become inactive and in determining fair values in markets that are no longer active. The adoption of this FSP did not have a material impact on our financial position or results of operations.

Adoption of FSP SFAS 157-2 — We adopted FSP No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (“SFAS 157”) (“FSP 157-2”) as of January 1, 2009. FSP 157-2 deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). See Note 4 – “Fair Value Measurements” for additional disclosures. The adoption of this FSP did not have a material impact on our financial position or results of operations.

Adoption of FSP SFAS 107-1 and APB 28-1 — We adopted FSP SFAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”) as of June 30, 2009. This FSP increases the frequency of fair value disclosures to a quarterly instead of annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. The adoption of this FSP did not have a material impact on our financial position or results of operations.

3.	OIL AND GAS PROPERTIES

Acquisition from Smith Production Inc

        In May 2008, we acquired four producing gas fields and undeveloped acreage in South Texas from Smith Production Inc. (“Smith”) for a purchase price of $65.0 million with an effective date of January 1, 2008. After adjustment for the estimated results of operations, and other typical purchase price adjustments of approximately $7.4 million for the period between the effective date and the closing date, the cash consideration was approximately $57.6 million.

Fort Worth Barnett Shale Disposition

In January 2008, we and our operator-partner entered into a series of agreements to sell our interests in wells and undeveloped acreage in the Fort Worth Barnett Shale Play in Johnson and Tarrant counties, Texas to another industry participant active in that area. We owned a 12.5% non-operated working interest in the assets being sold and had 1.5 Bcfe in proved reserves at December 31, 2007. The final total consideration paid by the buyer was based on existing wells and undeveloped acreage owned by us and our partner at the time of the final closing. Our share of the consideration received was approximately $34.4 million. Proceeds received for our interest were primarily used to repay amounts outstanding under our senior secured revolving credit facility and to help finance our acquisition of the properties from Smith. Our net book value of these assets sold was $18.8 million, which resulted in a gain of $15.6 million.

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

Cash, Cash Equivalents, Accounts Receivable and Accounts Payable. The carrying amounts approximate fair value due to the short-term nature or maturity of the instruments. Our allowance for doubtful accounts as of June 30, 2009 and December 31, 2008 remains at $0.2 million.

Derivative Instruments. Our derivative instruments consist of variable to fixed price commodity swaps, costless collars and interest rate swaps. We value our derivative instruments utilizing estimates of present value as calculated by the respective counterparty financial institutions and reviewed by management. See Note 5 – “Derivative Instruments” for further information. Fair value information for assets and liabilities that are measured at fair value is as follows at June 30, 2009:

	Total	Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3
Derivatives
Crude oil & natural gas swaps	$1,231,604	$—	$1,231,604	$—
Crude oil & natural gas collars	30,507,186	—	30,507,186	—
Interest rate swaps	(4,890,064)	—	(4,890,064)	—
Totals	$26,848,726	$—	$26,848,726	$—

Asset Impairments – In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review a proved oil and gas property for impairment when events and circumstances indicate a significant decline in the recoverability of the carrying value of such property. If events indicate a significant decline in the recoverability of such property, we estimate the future cash flows expected in connection with the property and compare such future cash flows to the carrying amount of the property to determine if the carrying amount is recoverable. If the carrying amount of the property exceeds its estimated undiscounted future cash flows, the carrying amount of the property is reduced to its estimated fair value. Fair value may be estimated using comparable market data, a discounted cash flow method, or a combination of the two. In the discounted cash flow method, estimated future cash flows are based on management’s expectations for the future and include estimates of future oil and gas production, commodity prices based on commodity futures price strips as of the date of the estimate, operating and development costs, and a risk-adjusted discount rate. We had no asset impairments in the six months ended June 30, 2009.

Debt –The fair value of floating-rate debt approximates the carrying amounts because the interest rates paid on such debt are typically set for periods of three months or less and are based on Prime or LIBOR rates at the time the loans are renewed. See Note 6 – “Debt” for further information.

Asset Retirement Obligations – We estimate the fair values of asset retirement obligations (“AROs”) based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an ARO; estimated probabilities, amounts and timing of settlements; the credit-adjusted risk-free rate to be used; and inflation rates.

	Total	Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3

Asset retirement obligations	$14,384,825	$—	$—	$14,384,825

Asset Retirement Obligations Rollforward

Beginning January 1, 2009 liability	$13,068,542
Additions	103,691
Accretion	420,672
Revisions	1,112,951
Properties sold	(11,488)
Plugging and abandonment activity	(309,543)
Ending June 30, 2009 liability	$14,384,825

5.	DERIVATIVE INSTRUMENTS

In the past we have entered into, and may in the future enter into, certain derivative arrangements with respect to portions of our natural gas and crude oil production, to reduce our sensitivity to volatile commodity prices, and with respect to portions of our debt, to reduce our sensitivity to volatile interest rates. None of our derivative instruments are designated as cash flow hedges under SFAS 133. We believe that these derivative arrangements, although not free of risk, allow us to achieve a more predictable cash flow and to reduce exposure to commodity price and interest rate fluctuations. However, derivative arrangements limit the benefit of increases in the prices of natural gas, crude oil and natural gas liquids sales and limit the benefit of decreases in interest rates. Moreover, our derivative arrangements apply only to a portion of our production and our debt and provide only partial protection against declines in commodity prices and increases in interest rates, respectively. Such arrangements may expose us to risk of financial loss in certain circumstances. We continuously reevaluate our hedging programs in light of changes in production, market conditions, commodity price forecasts, capital spending, interest rate forecasts and debt service requirements.

We use a mix of commodity swaps and costless collars and interest rate swaps to accomplish our hedging strategy. Derivative assets and liabilities with the same counterparty, subject to contractual terms which provides for net settlement, are reported on a net basis on our consolidated balance sheets. We have exposure to financial institutions in the form of derivative transactions in connection with our hedges. These transactions are with counterparties in the financial services industry specifically with members of our bank group. These transactions could expose us to credit risk in the event of default of our counterparties. In addition, if any lender under our credit facility is unable to fund its commitment, our liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitment under our credit facility. We believe our counterparty risk is low because of the offsetting relationship we have with each of our counterparties. See Note 4 — “Fair Value Measurements” for further information.

The following derivative contracts were in place at June 30, 2009:

Crude Oil		Volume/Month	Price/Unit	Fair Value
Jul 2009-Dec 2009	Swap	5,200 Bbls	$74.20	$70,896
Jul 2009-Dec 2009	Collar	12,800 Bbls	$66.55-$71.40	(188,888)
Jul 2009-Dec 2009	Collar	10,733 Bbls (1)	$115.00-$171.50	2,778,119
Jan 2010-Dec 2010	Swap	4,250 Bbls	$72.32	(152,330)
Jan 2010-Dec 2010	Collar	9,000 Bbls	$65.28-$70.60	(717,521)
Jan 2010-Dec 2010	Collar	7,604 Bbls (1)	$110.00-$181.25	3,265,240
Jan 2011-Dec 2011	Swap	3,300 Bbls	$70.74	(292,261)
Jan 2011-Dec 2011	Collar	7,000 Bbls	$64.50-$69.50	(868,981)

Natural Gas
Jul 2009-Dec 2009	Swap	36,000 Mmbtu	$8.32	847,148
Jul 2009-Dec 2009	Collar	475,000 Mmbtu	$7.90-$9.45	10,129,080
Jul 2009-Dec 2009	Collar	101,200 Mmbtu (1)	$9.50-$18.70	3,119,825
Jan 2010-Jun 2010	Swap	45,833 Mmbtu (1)	$6.25 (2)	128,548
Jan 2010-Dec 2010	Swap	29,000 Mmbtu	$7.88	629,603
Jan 2010-Dec 2010	Collar	351,000 Mmbtu	$7.57-$9.05	7,274,593
Jan 2010-Dec 2010	Collar	85,167 Mmbtu (1)	$9.00-$15.25	3,221,974
Jan 2011-Dec 2011	Collar	266,000 Mmbtu	$7.32-$8.70	2,493,745

Interest rate		Notional Amount	Fixed LIBOR Rate
Jul 2009-Dec 2010	Swap	$50,000,000	1.50%	(359,062)
Jul 2009- May 2011	Swap	$150,000,000	2.90%	(4,531,002)
Total net fair value asset of derivative instruments				$26,848,726

(1) Average volume per month for the remaining contract term
(2) Average price for the contract term

The total net fair value asset for derivative instruments at June 30, 2009 was approximately $26.8 million and at December 31, 2008 was approximately $34.2 million, which are shown as derivative instruments on the balance sheet.

The following table details the effect of derivative contracts on the Consolidated Statements of Operations:

Contract Type	Location of Gain or (Loss) Recognized in Income	Amount of Gain or (Loss) Recognized in Income
		Three months ended June 30,		Six months ended June 30,
		2009	2008	2009	2008

Commodity	Operating revenues	$10,755,335	$(6,502,415)	$20,440,634	$(7,518,618)
Interest rate	Interest expense	(1,080,565)	(1,187,954)	(2,083,723)	(1,793,599)
	Realized gain (loss)	$9,674,770	$(7,690,369)	$18,356,911	$(9,312,217

Commodity	Other expense	$(18,098,510)	$(61,367,578)	$(8,103,424)	$(86,628,498)
Interest rates	Other expense	1,223,591	2,613,300	795,462	(608,299)
	Unrealized gain (loss)	$(16,874,919)	$(58,754,278)	$(7,307,962)	$(87,236,797)

6.	DEBT

On July 31, 2009, we entered into an amendment to our senior secured revolving credit facility, dated May 31, 2007 (“Senior Credit Agreement”). This facility provides cash availability for acquisitions of oil and gas properties and for general corporate cash requirements. This second amendment to the Senior Credit Agreement provides, among other things, for (i) the leverage ratio to be not greater than 3.25 to 1.00 for the quarter ended June 30, 2009, (ii) the current ratio to be not less than 0.75 to 1.00 for the quarter ended June 30, 2009, (iii) increasing the applicable margin on LIBOR loans to between 2.75% and 3.50%, and base rate loans to between 1.50% and 2.00%, depending on the percent of the borrowing base utilized at the time of the credit extension, and (iv) increasing the commitment fee on unutilized commitments to 0.50%. The Senior Credit Agreement provides for aggregate borrowings of up to $400.0 million, with an initial borrowing base of $200.0 million that decreased to $165.0 million and $160.0 million effective June 1, 2009 and July 1, 2009, respectively, subject to semi-annual redeterminations. The borrowing base will be further reduced by $5.0 million on the first day of each month, until the next borrowing base redetermination scheduled for November 2, 2009. The Senior Credit Agreement matures on May 8, 2011. As of June 30, 2009, we had an outstanding loan balance of $152.5 million under our Senior Credit Agreement.

On May 13, 2009, we entered into a second amendment to our second lien credit agreement dated May 8, 2007 (the “Second Lien Credit Agreement”) with our lenders, including an affiliate of OCM GW Holdings, LLC, our majority stockholder. The Second Lien Credit Agreement provides for a term loan in an aggregate principal amount of $150.0 million, with a term of five years with all principal amounts, together with all accrued and unpaid interest, due and payable in full on May 8, 2012. This second amendment amends the Second Lien Credit Agreement by, among other things, (i) modifying the leverage ratio to be no greater than the leverage ratio for the Senior Credit Agreement plus 0.25, at June 30, 2009, (ii) modifying the PV-10 ratio beginning with the fiscal quarter ended June 30, 2009, to not be less than 1.2x, beginning with the fiscal quarter ending December 31, 2009, to not be less than 1.25x and beginning with the fiscal quarter ending December 31, 2010 and thereafter, to not be less than 1.5x, (iii) increasing the applicable margin to 8.0% for loans bearing interest at the LIBO Rate and 7.0% for loans bearing interest at the alternate base rate, unless we meet certain leverage and PV-10 ratios, in which case the applicable margin will be 7.0% and 6.0%, respectively, (iv) setting a minimum LIBO Rate of 3.0%, and (v) including certain fee acreage in calculations of our borrowing base after we have granted a lien on such fee acreage. As of June 30, 2009, we had an outstanding loan balance of $150.0 million under our Second Lien Credit Agreement.

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

The Credit Agreements include usual and customary affirmative covenants for credit facilities of the respective types and sizes, as well as customary negative covenants, including, among others, limitations on liens, hedging, mergers, asset sales or dispositions, payments of dividends, incurrence of additional indebtedness, certain leases and investments outside of the ordinary course of business, as well as events of default. The Credit Agreements also contain certain financial and proved reserve covenants. See Note 10 of our 2008 Annual Report on Form 10-K for a more detailed description of our covenants under the Credit Agreements, other than those revised above. At June 30, 2009, we were in compliance with the aforementioned covenants, as amended.

7.	STOCKHOLDERS’ EQUITY

In the six months ended June 30, 2009, we issued approximately 0.6 million shares of restricted stock to our employees under the performance-based Long-Term Incentive Plan (“LTIP”) for the 2008 plan year. We issued 22,408 shares to two members of our board of directors as compensation pursuant to the Director Compensation Plan. We also issued 4,200 shares of common stock in payment of dividends on Series H Preferred Stock valued at approximately $12,000 based on the closing market price on the date the shares were issued.

In the six months ended June 30, 2008, we issued 17,000 shares of Common Stock, par value $0.001 per share (“Common Stock”) in conjunction with the exercise of employee stock options. We issued 34,821 shares of common stock, par value $0.001 per share (“Common Stock”), in conjunction with the conversion of 500 shares of Series G Preferred Stock, of which 7,043 shares were for accrued dividends. We issued 2,200 shares of Common Stock in payment of dividends on Series H Preferred Stock valued at approximately $21,000 based on the closing market price on the date the shares were issued. We also issued 2,000 shares of Common Stock in conjunction with the exercise of stock options.

	June 30,	December 31,
	2009	2008
Preferred Stock

Series G, par value $0.01; 81,000 shares authorized; 80,500 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	$805	$805

Series H, par value $0.01; 6,500 shares authorized; 2,100 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	21	21
	$826	$826

Common Stock

Par value $0.001; 200,000,000 shares authorized; 6,438,396 and 5,787,287 shares issued and outstanding – net of treasury shares at June 30, 2009 and December 31, 2008, respectively	$6,459	$5,808

Treasury Stock

At cost, 20,625 shares at June 30, 2009 and December 31, 2008, respectively	$(250,594)	$(250,594)

The following table sets forth the accumulated value of undeclared dividends on our preferred stock at June 30, 2009 and December 31, 2008, respectively:

	June 30,	December 31,
	2009	2008
Series G Preferred Stock	$16,554,027	$14,365,860
Series H Preferred Stock	6,230	9,380
	$16,560,257	$$14,375,240

Until such time as the Board of Directors declares and pays dividends on our Series G Preferred Stock, dividends shall continue to accumulate. Dividends on our Series H Preferred Stock are declared quarterly by our Board of Directors, and as such, are paid out in Common Stock, the following period.

8.	SHARE-BASED COMPENSATION

We have share-based compensation for employees and directors, which includes both stock option and restricted stock awards. The following table reflects share-based compensation expense, assuming a 35.0% effective tax rate for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Share-based compensation expense, net of tax of $195,425 and $572,822, and $532,696 and $1,006,203, respectively	$362,932	$1,063,812	$989,293	$1,868,663

Basic earnings per share impact	$(0.06)	$(0.21)	$(0.16)	$(0.36)
Diluted earnings per share impact	$(0.06)	$(0.21)	$(0.16)	$(0.36)

In the six months ended June 30, 2009, we awarded approximately 0.6 million shares of restricted stock and 0.5 million shares in stock options to our employees under our LTIP for the 2008 plan year. We also issued 22,408 shares to two members of our board of directors as compensation pursuant to the Director Compensation Plan. There were 39,500 shares in stock options and zero restricted stock awards granted in the six months ended June 30, 2008.

9.	INCOME TAXES

Income tax benefit for the six months ended June 30, 2009 was $4.3 million, compared to $13.4 million for the six months ended June 30, 2008. The income tax benefit for the six months ended June 30, 2009 was based on our estimate of the effective tax rate expected to be applicable for the full year. The effective tax rate of 34.0% for the six months ended June 30, 2009 differs from the federal statutory rate of 35% primarily because of state taxes.

10.	RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 168. In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 defines the new hierarchy for U.S. GAAP and explains how the FASB will use its Accounting Standards Codification as the sole source for all authoritative guidance. SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which was issued in May 2008. The Codification will be effective for all reporting periods that end after September 15, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in this quarterly report on Form 10-Q and with the consolidated financial statements, notes and management’s discussion and analysis reported on our 2008 Annual Report on Form 10-K. Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties. There have been no material changes in the risk factors set forth in our 2008 Annual Report on Form 10-K.

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

1.

Natural gas, crude oil and natural gas liquids sales that are proceeds from the sale of natural gas, crude oil and natural gas liquids production, inclusive of our settled hedges.  This represents over 99% of our gross revenues.

2.

Operating overhead and other income that consists primarily of administrative fees received for operating natural gas and crude oil properties for other working interest owners and for marketing and transporting natural gas for those owners.

Acquisition in 2008

In May 2008, we acquired four producing gas fields and undeveloped acreage in South Texas from Smith Production Inc. (“Smith”) for a purchase price of $65.0 million with an effective date of January 1, 2008. After adjustment for the estimated results of operations, and other typical purchase price adjustments of approximately $7.4 million for the period between the effective date and the closing date, the cash consideration was approximately $57.6 million.

Disposition in 2008

In January 2008, we and our operator-partner entered into a series of agreements to sell our interests in wells and undeveloped acreage in the Fort Worth Barnett Shale Play in Johnson and Tarrant counties, Texas to another industry participant active in that area. We owned a 12.5% non-operated working interest in the assets being sold and had 1.5 Bcfe in proved reserves at December 31, 2007. The final total consideration paid by the buyer was based on existing wells and undeveloped acreage owned by us and our partner at the time of the final closing. Our share of the consideration received was approximately $34.4 million. Proceeds received for our interest were primarily used to repay amounts outstanding under our senior secured revolving credit facility and to help finance our acquisition of the properties from Smith. Our net book value of these assets sold was $18.8 million, which resulted in a gain of $15.6 million.

Results of Operations

The following is a discussion of our consolidated results of operations, financial condition and capital resources. You should read this discussion in conjunction with our Consolidated Financial Statements and the Notes thereto contained elsewhere in this Form 10-Q.

Comparative results of operations for the periods indicated are discussed below.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenues

	Three months ended June 30,
	2009	2008	Change	Percent Change
Revenues:	(in millions, except percentages)
Natural gas sales	$18.0	$31.8	$(13.8)	-43.4%
Crude oil sales	7.4	12.1	(4.7)	-38.8%
Natural gas liquids sales	3.0	9.0	(6.0)	-66.7%
Product revenues	$28.4	$52.9	$(24.5)	-46.3%

Natural Gas, Crude Oil And Natural Gas Liquids Sales. Revenues from the sale of crude oil, natural gas and natural gas liquids, net of the realized effects of our hedging instruments, were $28.4 million for the second quarter 2009 compared to $52.9 million for the second quarter 2008 due to an approximate 19% decrease in production and an approximate 33% decline in realized commodity prices.

	Three months ended June 30,
	2009	2008	Change	Percent Change
Sales (production) volumes:
Natural gas (Mcf)	2,692,534	3,106,438	(413,904)	-13.3%
Crude oil (Bbl)	91,489	126,221	(34,732)	-27.5%
Natural gas liquids (Bbl)	109,269	161,793	(52,524)	-32.5%
Natural gas equivalents (Mcfe)	3,897,082	4,834,522	(937,440)	-19.4%

Quarterly production was approximately 3.9 Bcfe for the second quarter 2009 compared to approximately 4.8 Bcfe for the second quarter 2008. On a daily basis, we produced an average of 42,825 Mcfe for the second quarter 2009 compared to an average of 53,127 Mcfe for the second quarter 2008. Production volumes decreased primarily due to natural field decline and limited production-enhancing capital expenditure activity during 2009.

	Three months ended June 30,
	2009	2008	Change	Percent Change
Realized prices (net of hedges):
Natural gas (Mcf)	$6.71	$10.23	$(3.52)	-34.4%
Crude oil (Bbl)	80.62	95.52	(14.90)	-15.6%
Natural gas liquids (Bbl)	27.37	55.73	(28.36)	-50.9%
Natural gas equivalents (Mcfe)	7.29	10.94	(3.65)	-33.4%

	Three months ended June 30,
	2009	2008	Change	Percent Change
Prices before effects of hedges:
Natural gas (Mcf)	$3.57	$11.06	$(7.49)	-67.7%
Crude oil (Bbl)	55.50	126.76	(71.26)	-56.2%
Natural gas liquids (Bbl)	27.37	55.73	(28.36)	-50.9%
Natural gas equivalents (Mcfe)	4.53	12.28	(7.75)	-63.1%

Natural gas, crude oil and natural gas liquids prices are reported net of the realized effect of our hedging agreements. We realized gains of $2.3 million on our crude oil hedges and $8.5 million on our natural gas hedges in the second quarter 2009, compared to realized losses of $3.9 million for crude oil hedges and $2.6 million for natural gas hedges in the second quarter 2008.

Costs and Expenses

	Three months ended June 30,
	2009	2008	Change	Percent Change
Operating Expenses:	(in millions, except percentages)
Lease operating expenses	$4.2	$5.3	$(1.1)	-20.8%
Production and ad valorem taxes	2.0	5.2	(3.2)	-61.5%
Exploration expenses	1.5	0.8	0.7	87.5%
General and administrative(1)	3.7	3.9	(0.2)	-5.1%
Operating expenses (cash)	11.4	15.2	(3.8)	-25.0%

Depreciation, depletion & amortization	14.3	11.6	2.7	23.3%
Share-based compensation	0.6	1.6	(1.0)	-62.5%
Operating expenses	$26.3	$28.4	$(2.1)	-7.4%

(1) Total general and administrative costs include share-based compensation on the Consolidated Statements of Operations.

	Three months ended June 30,
	2009	2008	Change	Percent Change
Selected Costs ($ per Mcfe):	(in millions, except percentages)
Lease operating expenses	$1.08	$1.10	$(0.02)	-1.8%
Production and ad valorem taxes	0.52	1.08	(0.56)	-51.9%
Exploration expenses	0.37	0.15	0.22	146.7%
General and administrative(1)	0.97	0.79	0.18	22.8%
Operating expenses (cash)	2.94	3.12	(0.18)	-5.8%

Depreciation, depletion & amortization	3.68	2.40	1.28	53.3%
Share-based compensation	0.14	0.34	(0.20)	-58.8%
Selected costs	$6.76	$5.86	$0.90	15.4%

(1) Total general and administrative costs include share-based compensation on the Consolidated Statements of Operations

Lease Operating Expenses. Lease operating expenses for the second quarter 2009 were $4.2 million, compared to $5.3 million in the second quarter 2008, a decrease resulting from the implementation of cost reduction initiatives during 2009 in response to the lower commodity price environment.

Production and Ad Valorem Tax Expenses. Production and ad valorem tax expenses for the second quarter 2009 were $2.0 million, compared to $5.2 million for the second quarter 2008, due to lower production and lower realized prices in 2009.

Exploration Expenses. Exploration expenses were $1.5 million in the second quarter 2009 compared to $0.8 million for the second quarter 2008. The increase in exploration expenses was primarily due to higher geological and geophysical (“G&G”) costs and settled asset retirement costs incurred in the second quarter 2009.

Depreciation, Depletion and Amortization (“DD&A”). DD&A expense for the second quarter 2009 was $14.3 million compared to $11.6 million for the second quarter 2008, due to a higher DD&A rate resulting from asset acquisitions and capital expenditures during the 2008 high-cost environment and the effect of negative reserve revisions, primarily due to price.

General and Administrative (“G&A”) Expenses. Total G&A expenses were $4.3 million for the second quarter 2009 compared to $5.5 million for the second quarter 2008, which includes non-cash stock expense of $0.6 million ($0.14 per Mcfe) and $1.6 million ($0.34 per Mcfe) for the second quarter 2009 and 2008, respectively.

Interest Expense. Interest expense was $5.3 million for the second quarter 2009, compared to $5.1 million for the second quarter 2008. Total interest expense increased primarily as a result of higher interest rates after the second amendment to our second lien revolving credit agreement in May 2009. Total interest expense capitalized for the second quarter 2009 and 2008 was zero and $0.3 million, respectively.

Other Financing Costs. Other financing costs were $0.4 million for the second quarter 2009 compared with $0.5 million for the second quarter 2008. These expenses are comprised primarily of the amortization of capitalized costs associated with our credit facilities and to commitment fees related to the unused portion of the credit facilities.

Unrealized Loss on Derivative Instruments. Unrealized gain or loss on derivative instruments is the change in the mark-to-market exposure under our commodity price hedging contracts and our interest rate swaps. This non-cash unrealized loss for the second quarter 2009 was $16.9 million compared with a non-cash unrealized loss of $58.8 million for the second quarter 2008. Unrealized gain or loss will vary period to period, and will be a function of hedges in place, the strike prices of those hedges and the forward curve pricing for the commodities and interest rates being hedged.

Income Taxes. Our net loss before taxes was $20.4 million for the second quarter 2009 compared to $39.6 million in the second quarter 2008. After adjusting for permanent tax differences, we recorded an income tax benefit of $7.1 million for the second quarter 2009, compared to $14.0 million for the second quarter 2008.

Dividends on Preferred Stock. Dividends on preferred stock were $1.1 million for the second quarter 2009 compared with $1.1 million in the second quarter 2008. Dividends in the second quarter 2009 included approximately $1.1 million on the Series G Preferred Stock and $4,445 on the Series H Preferred Stock. Dividends in the second quarter 2008 included $1.0 million on the Series G Preferred Stock, and $29,000 on the Series H Preferred Stock. Until such time as the Board of Directors declares and pays dividends on our Series G Preferred Stock, dividends shall continue to accumulate. Dividends on our Series H Preferred Stock are declared quarterly by our Board of Directors, and as such, are paid out in Common Stock, the following period.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenues

	Six months ended June 30,
	2009	2008	Change	Percent Change
Revenues:	(in millions, except percentages)
Natural gas sales	$38.7	$58.2	$(19.5)	-33.5%
Crude oil sales	14.8	22.8	(8.0)	-35.1%
Natural gas liquids sales	5.5	16.8	(11.3)	-67.3%
Product revenues	$59.0	$97.8	$(38.8)	-39.7%

Natural Gas, Crude Oil And Natural Gas Liquids Sales. Revenues from the sale of crude oil, natural gas and natural gas liquids, net of the realized effects of our hedging instruments, were $59.0 million for the first six months of 2009 compared to $97.8 million for the first six months of 2008 due to an approximate 15% decrease in production and an approximate 29% decline in realized commodity prices.

	Six months ended June 30,
	2009	2008	Change	Percent Change
Sales (production) volumes:
Natural gas (Mcf)	5,768,648	6,258,275	(489,627)	-7.8%
Crude oil (Bbl)	187,794	262,378	(74,584)	-28.4%
Natural gas liquids (Bbl)	219,511	297,647	(78,136)	-26.3%
Natural gas equivalents (Mcfe)	8,212,478	9,618,425	(1,405,947)	-14.6%

Production was approximately 8.2 Bcfe for the first six months of 2009 compared to approximately 9.6 Bcfe for the first six months of 2008. On a daily basis, we produced an average of 45,373 Mcfe in the first six months of 2009 compared to an average of 52,848 Mcfe in the first six months of 2008. Production volumes decreased primarily due to natural field decline and limited production enhancing capital expenditure activity in the first six months of 2009.

	Six months ended June 30,
	2009	2008	Change	Percent Change
Realized prices (net of hedges):
Natural gas (Mcf)	$6.71	$9.31	$(2.60)	-27.9%
Crude oil (Bbl)	78.86	86.75	(7.89)	-9.1%
Natural gas liquids (Bbl)	24.93	56.39	(31.46)	-55.8%
Natural gas equivalents (Mcfe)	7.18	10.17	(2.99)	-29.4%

	Six months ended June 30,
	2009	2008	Change	Percent Change
Prices before effects of hedges:
Natural gas (Mcf)	$4.20	$9.56	$(5.36)	-56.1%
Crude oil (Bbl)	47.20	109.27	(62.07)	-56.8%
Natural gas liquids (Bbl)	24.93	56.39	(31.46)	-55.8%
Natural gas equivalents (Mcfe)	4.69	10.95	(6.26)	-57.2%

Natural gas, crude oil and natural gas liquids prices are reported net of the realized effect of our hedging agreements. We realized gains of $5.9 million on our crude oil hedges and $14.5 million on our natural gas hedges in the first six months of 2009, compared to realized losses of $5.9 million for crude oil hedges and $1.6 million for natural gas hedges in the first six months of 2008.

Costs and Expenses

	Six months ended June 30,
	2009	2008	Change	Percent Change
Operating Expenses:	(in millions, except percentages)
Lease operating expenses	$9.6	$9.7	$(0.1)	-1.0%
Production and ad valorem taxes	4.5	9.5	(5.0)	-52.6%
Exploration expenses	2.2	0.9	1.3	144.4%
General and administrative(1)	8.0	7.3	0.7	9.6%
Operating expenses (cash)	24.3	27.4	(3.1)	-11.3%

Depreciation, depletion & amortization	28.2	22.9	5.3	23.1%
Share-based compensation	1.6	2.9	(1.3)	-44.8%
Operating expenses	$54.1	$53.2	$0.9	1.7%

(1) Total general and administrative costs include share-based compensation on the Consolidated Statements of Operations

	Six months ended June 30,
	2009	2008	Change	Percent Change
Selected Costs ($ per Mcfe):	(in millions, except percentages)
Lease operating expenses	$1.17	$1.01	$0.16	15.8%
Production and ad valorem taxes	0.55	0.99	(0.44)	-44.4%
Exploration expenses	0.27	0.09	0.18	200.0%
General and administrative(1)	0.97	0.76	0.21	27.6%
Operating expenses (cash)	2.96	2.85	0.11	3.9%

Depreciation, depletion & amortization	3.43	2.38	1.05	44.1%
Share-based compensation	0.19	0.30	(0.11)	-36.7%
Selected costs	$6.58	$5.53	$1.05	19.0%

(1) Total general and administrative costs include share-based compensation on the Consolidated Statements of Operations.

Lease Operating Expenses. Lease operating expenses for the first six months of 2009 were $9.6 million, compared to $9.7 million in the first six months of 2008, as incremental costs in 2009 related to producing properties acquired from Smith Production, Inc. at the end of May 2008 were offset by the implementation of cost reduction initiatives in 2009 in response to the lower commodity price environment.

Production and Ad Valorem Tax Expenses. Production and ad valorem tax expenses for the first six months of 2009 were $4.5 million, compared to $9.5 million for the first six months of 2008, due to lower production and lower realized prices in 2009.

Exploration Expenses. Exploration expenses were $2.2 million in the first six months of 2009 compared to $0.9 million for the first six months of 2008. The increase in exploration expenses was primarily due to higher G&G costs and settled asset retirement costs incurred in the first six months of 2009.

Depreciation, Depletion and Amortization (“DD&A”). DD&A expense for the first six months of 2009 was $28.2 million compared to $22.9 million for the first six months of 2008, an increase due to the

2008 capital expenditure program and the acquisition of producing properties from Smith Production, Inc. in  May 2008.

General and Administrative (“G&A”) Expenses. Total G&A expenses were $9.6 million for the first six months of 2009 compared to $10.2 million for the first six months of 2008, which includes non-cash stock expense of $1.6 million ($0.19 per Mcfe) and $2.9 million ($0.30 per Mcfe) for the first six months of 2009 and 2008, respectively.

Gain on Sale of Assets. We sold minimal assets during the first six months of 2009, while the gain on the sale of assets in the first six months of 2008 was $15.3 million primarily due to the disposition of our interest in the Barnett Shale Play in January 2008.

Interest Expense. Interest expense was $9.7 million for the first six months of 2009, compared to $10.3 million for the first six months of 2008. Total interest expense decreased primarily as a result of lower interest rates during 2009. Total interest expense capitalized for the first six months of 2009 and 2008 was zero and $0.7 million, respectively.

Other Financing Costs. Other financing costs were $0.7 million for the first six months of 2009 compared with $0.8 million for the first six months of 2008. These expenses are comprised primarily of the amortization of capitalized costs associated with our credit facilities and to commitment fees related to the unused portion of the credit facilities.

Unrealized Loss on Derivative Instruments. Unrealized gain or loss on derivative instruments is the change in the mark-to-market exposure under our commodity price hedging contracts and our interest rate swaps. This non-cash unrealized loss for the first six months of 2009 was $7.3 million compared with $87.2 million for the first six months of 2008. Unrealized gain or loss will vary period to period, and will be a function of hedges in place, the strike prices of those hedges and the forward curve pricing for the commodities and interest rates being hedged.

Income Taxes. Our net loss before taxes was $12.5 million for the first six months of 2009 compared to $38.3 million in the first six months of 2008. After adjusting for permanent tax differences, we recorded income tax benefit of $4.3 million for the first six months of 2009, compared to $13.4 million for the first six months of 2008.

Dividends on Preferred Stock. Dividends on preferred stock were $2.2 million for the first six months of 2009 compared with $2.1 million in the first six months of 2008. Dividends in the first six months of 2009 included approximately $2.2 million on the Series G Preferred Stock and $8,820 on the Series H Preferred Stock. Dividends in the first six months of 2008 included $2.0 million on the Series G Preferred Stock, and $49,000 on the Series H Preferred Stock. Until such time as the Board of Directors declares and pays dividends on our Series G Preferred Stock, dividends shall continue to accumulate. Dividends on our Series H Preferred Stock are declared quarterly by our Board of Directors, and as such, are paid out in Common Stock, the following period.

Liquidity and Capital Resources

Our primary cash requirements are for capital expenditures, working capital, operating expenses, acquisitions and principal and interest payments on indebtedness. Our primary sources of liquidity are cash generated by operations, net of the realized effect of our hedging agreements, and amounts available to be drawn under our credit facilities. To the extent our cash requirements exceed our sources of liquidity, we will be required to fund our cash requirements through other means, such as through debt and equity financing activities, the curtailment of capital expenditures and/or asset sales.

Liquidity and cash flow

In recent months there has been extreme volatility and disruption in the equity and debt markets. The volatility and disruptions have created conditions that may adversely affect the financial condition of the lenders in our senior secured revolving credit facility, the counterparties to our derivative instruments, our insurers and our oil and natural gas purchasers. While these market conditions persist, our ability to access the equity and debt markets may be adversely affected. In addition, while a substantialportion of our production is hedged, we are still subject to commodity price risk and our liquidity may be adversely affected if commodity prices continue to decline.

Our working capital deficit was $1.6 million as of June 30, 2009, compared to a working capital deficit of $37.6 million as of December 31, 2008. Current assets decreased $9.0 million, primarily due to the decrease in accounts receivable and the fair value of our derivatives. Current liabilities, primarily accounts payable and accrued liabilities, decreased $45.0 million due to the reduced capital expenditure activity for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Net cash used in operating activities was $13.3 million for the six months ended June 30, 2009, compared to net cash provided by operating activities of $62.5 million for the six months ended June 30, 2008, a change resulting primarily from the reduction in revenues, accounts payable and accrued liabilities during the first quarter 2009. During the first six months of 2009, the net cash provided by operating activities, before changes in working capital, was $25.1 million. Net cash provided by operating activities, before changes in working capital, was $58.8 million for the first six months of 2008.

Net cash used in investing activities was $11.3 million for the six months ended June 30, 2009 compared to net cash used in investing activities of $63.6 million for the six months ended June 30, 2008. Net cash used for investing activities during the six months ended June 30, 2009 were primarily for capital expenditures for the development or maintenance of our proved reserves. Net cash used in investing activities during the first six months of 2008 resulted from the proceeds of the sale of our interest in the Barnett Shale Play, offset by capital expenditures primarily for the Smith Acquisition and the development of our Southeast Texas properties.

Net cash provided by financing activities was $24.6 million for the first six months of 2009 compared to net cash provided by financing activities of $12.1 million for the first six months of 2008. Net cash provided by financing activities during the first six months of 2009 was primarily the result of net borrowings under our senior secured revolving credit facility to satisfy the fourth quarter 2008 balance in current liabilities related to the active drilling program in 2008. Net cash provided by financing activities for the first six months of 2008 was primarily the result of borrowings on debt to fund the acquisition of the Smith Properties and normal drilling expenditures, offset by repayments of debt from proceeds from the sale of our interest in the Barnett Shale Play.

See the Consolidated Statements of Cash Flows for further details.

Capital resources

On July 31, 2009, we entered into an amendment to our senior secured revolving credit facility, dated May 31, 2007 (“Senior Credit Agreement”). This facility provides cash availability for acquisitions of oil and gas properties and for general corporate cash requirements. This amendment to the Senior Credit Agreement provides, among other things, for (i) the leverage ratio to be not greater than 3.25 to 1.00 for the quarter ended June 30, 2009, (ii) the current ratio to be not less than 0.75 to 1.00 for the quarter ended June 30, 2009, (iii) increasing the applicable margin on LIBOR loans to between 2.75% and 3.50%, and base rate loans to between 1.50% and 2.00%, depending on the percent of the borrowing base utilized at the time of the credit extension, and (iv) increasing the commitment fee on unutilized commitments to

0.50%. The Senior Credit Agreement provides for aggregate borrowings of up to $400.0 million, with an initial borrowing base of $200.0 million that decreased to $165.0 million and $160.0 million effective June 1, 2009 and July 1, 2009, respectively, subject to semi-annual redeterminations. The borrowing base will be further reduced by $5.0 million on the first day of each month, until the next borrowing base redetermination scheduled for November 2, 2009. The Senior Credit Agreement matures on May 8, 2011. As of June 30, 2009, we had an outstanding loan balance of $152.5 million under our Senior Credit Agreement.

On May 13, 2009, we entered into a second amendment to our second lien credit agreement dated May 8, 2007 (the “Second Lien Credit Agreement”) with our lenders, including an affiliate of OCM GW Holdings, LLC, our majority stockholder. The Second Lien Credit Agreement provides for a term loan in an aggregate principal amount of $150.0 million, with a term of five years with all principal amounts, together with all accrued and unpaid interest, due and payable in full on May 8, 2012. This second amendment amends the Second Lien Credit Agreement by, among other things, (i) modifying the leverage ratio to be no greater than the leverage ratio for the Senior Credit Agreement plus 0.25, at June 30, 2009, (ii) modifying the PV-10 ratio beginning with the fiscal quarter ended June 30, 2009, to not be less than 1.2x, beginning with the fiscal quarter ending December 31, 2009, to not be less than 1.25x and beginning with the fiscal quarter ending December 31, 2010 and thereafter, to not be less than 1.5x, (iii) increasing the applicable margin to 8.0% for loans bearing interest at the LIBO Rate and 7.0% for loans bearing interest at the alternate base rate, unless we meet certain leverage and PV-10 ratios, in which case the applicable margin will be 7.0% and 6.0%, respectively, (iv) setting a minimum LIBO Rate of 3.0%, and (v) including certain fee acreage in calculations of our borrowing base after we have granted a lien on such fee acreage. As of June 30, 2009, we had an outstanding loan balance of $150.0 million under our Second Lien Credit Agreement.

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

The Credit Agreements include usual and customary affirmative covenants for credit facilities of the respective types and sizes, as well as customary negative covenants, including, among others, limitations on liens, hedging, mergers, asset sales or dispositions, payments of dividends, incurrence of additional indebtedness, certain leases and investments outside of the ordinary course of business, as well as events of default. The Credit Agreements also contain certain financial and proved reserve covenants. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 10 of our consolidated financial statements included in our 2008 Annual Report on Form 10-K for a more detailed description of our covenants under the Credit Agreements, other than those revised above. At June 30, 2009, we were in compliance with the aforementioned covenants, as amended. However, without improvement in natural gas and crude oil prices, reduction in debt levels, improvement in production volumes and/or other measures, we may not meet certain minimum covenants under our Senior Credit Agreement for the remainder of 2009. We are currently working with our lenders on further amendments to covenants under our Senior Credit Agreement to mitigate this risk, although we can give no assurances that any such amendments will be entered into or on terms acceptable to us.

At August 7, 2009, we had $149.5 million outstanding under the Senior Credit Agreement and $150.0 million outstanding under the Second Lien Credit Agreement, with availability under the Senior Credit Agreement of $5.5 million.

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

We believe that our internally generated cash flow, combined with access to our Senior Credit Agreement will be sufficient to meet the liquidity requirements necessary to fund our daily operations, planned capital development and debt service requirements through our next scheduled borrowing base redetermination on November 2, 2009. However, our ability to continue to meet those requirements and minimum financial covenants under our Senior Credit Agreement through internally generated cash flow and availability under our Senior Credit Agreement can be impacted by economic conditions outside of our control such as the current disruption in the capital and credit markets as well as continued commodity price volatility. In such case, we may be required to seek other sources of capital earlier than anticipated, although the restrictions in our credit facility documents and in our agreements with our majority shareholder may impair our ability to access other sources of capital, and access to additional capital may not be available on terms acceptable to us or at all. See Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

SFAS 168. In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 defines the new hierarchy for U.S. GAAP and explains how the FASB will use its Accounting Standards Codification as the sole source for all authoritative guidance. SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which was issued in May 2008. The Codification will be effective for all reporting periods that end after September 15, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following market rate disclosures should be read in conjunction with our financial statements and notes thereto beginning on Page F-1 of our 2008 Annual Report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. All of our financial instruments are for purposes other than trading. Hypothetical changes in interest rates and prices chosen for the following simulated sensitivity effects are considered to be reasonably possible near-term changes generally based on consideration of past fluctuations for each risk category. It is not possible to accurately predict future changes in interest rates and product prices. Accordingly, these hypothetical changes may not be an indicator of probable future fluctuations. See Note 5 — “Derivative Instruments” to our consolidated financial statements included herein for further information.

Interest Rate Risk

We are exposed to interest rate risk on debt with variable interest rates. To manage this risk and reduce our sensitivity to volatile interest rates, we have entered into interest rate swap agreements with a total notional amount of $200.0 million related to our Senior Credit Agreement. However these interest rate swap agreements limit the benefit of decreases in interest rates. Moreover, these swap agreements apply only to a portion of our debt and provide only partial protection against increases in interest rates. Under these agreements, we receive interest at a floating rate equal to one-month LIBOR and pay interest at a fixed rate of 1.50% on $50.0 million in outstanding debt and pay interest at 2.90% on $150.0 million in outstanding debt, effectively setting our base LIBOR rate at 2.6%. As of June 30, 2009, the interest rate swaps had an estimated net fair value liability of $4.9 million. Assuming our current level of borrowings and considering the effect of the interest rate swap agreements, a 100 basis point increase in the interest rate we pay under our Senior Credit Agreement would not have had a material impact on our interest expense for the six months ended June 30, 2009.

Commodity Price Risk

In the past we have entered into, and may in the future enter into, certain derivative arrangements with respect to portions of our natural gas, crude oil and natural gas liquids production, to reduce our sensitivity to volatile commodity prices. We believe that these derivative arrangements, although not free of risk, allow us to achieve a more predictable cash flow and reduce our exposure to commodity price fluctuations. However, derivative arrangements limit the benefit of increases in the prices of natural gas, crude oil and natural gas liquids sales. Moreover, our derivative arrangements apply only to a portion of our production and provide only partial protection against declines in commodity prices. Such arrangements may expose us to risk of financial loss in certain circumstances. We expect that the monthly volume of derivative arrangements will vary from time to time. We continuously reevaluate our price hedging program in light of increases in production, market conditions, commodity price forecasts, capital spending and debt service requirements.

Counterparty Risk

We have exposure to financial institutions in the form of derivative transactions in connection with our hedges. These transactions are with counterparties in the financial services industry specifically with members of our bank group. These transactions could expose us to credit risk in the event of default of our counterparties. We believe our counterparty risk related to our derivatives is low because of the offsetting relationships we have with each of our counterparties. In addition, we also have exposure to financial institutions within our credit facilities. If any lender under either of our credit facilities is unable to fund its commitment, our liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitment under that credit facility.

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

The Company held its Annual Meeting of Shareholders on June 5, 2009 (the “Annual Meeting”). The close of business on April 9, 2009 was fixed as the record date for determining shareholders entitled to notice of the Annual Meeting and the right to vote at the meeting or for any adjournments or postponement thereof. As of the record date, there were 5,810,012 shares of our Common Stock, par value $0.001 per share, outstanding and entitled to vote. Shares of our Series G Convertible Preferred Stock, par value $0.01 per share, and shares of our Series H Convertible Preferred Stock, par value $0.01 per share were entitled to vote on an “as converted” basis with the Common Stock with respect to certain matters on which approval of our stockholders was required. However, with respect to the election of directors, the Series G Preferred Stock shareholders are entitled to elect a majority of our directors, but not the remaining directors, which the holders of the Common Stock and Series H Preferred Stock were entitled to elect. At the Annual Meeting, Allan D. Keel, B. James Ford and Adam C. Pierce were reelected to the Company’s Board of Directors by the holders of the Series G Preferred Stock.

Each of the following matters was approved by shareholders by the following votes:

Proposal 1 — To elect five directors to hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified.

	Allan D. Keel
	For	Against	Withheld
Preferred Series G	6,022,963	—	—
Total	6,022,963	—	—

	B. James Ford
	For	Against	Withheld
Preferred Series G	6,022,963	—	—
Total	6,022,963	—	—

	Adam C. Pierce
	For	Against	Withheld
Preferred Series G	6,022,963	—	—
Total	6,022,963	—	—

	Lee B. Backsen
	For	Against	Withheld
Common Stock	4,740,911	—	86,045
Preferred Series H	292,857	—	—
Total	5,033,768	—	86,045

	Lon McCain
	For	Against	Withheld
Common Stock	4,738,949	—	87,397
Preferred Series H	292,857	—	—
Total	5,031,806	—	87,397

Proposal 2 — To ratify the appointment of Grant Thornton LLP as our independent auditors for the fiscal year ending December 31, 2009

	For	Against	Withheld
Common Stock	4,780,770	6,730	38,846
Preferred Series G	6,022,963	—	—
Preferred Series H	292,857	—	—
Total	11,096,590	6,730	38,846

ITEM 6.	EXHIBITS.

Number	Description

10.1

First Amendment dated as of July 31, 2009, to the Amended and Restated Credit Agreement, dated as of May 31, 2007, by and among Crimson Exploration Inc., as borrower, the Guarantors party thereto, the Lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 5, 2009).

10.2

Amendment No. 2, dated as of May 13, 2009, to the Second Lien Credit Agreement, dated as of May 8, 2007, among Crimson Exploration Inc., as borrower, Credit Suisse, as agent, and each lender from time to time party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

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

CRIMSON EXPLORATION INC.

(Registrant)

Date:	August 12, 2009	By:	/s/ Allan D. Keel
Allan D. Keel
President and Chief Executive Officer

Date:	August 12, 2009	By:	/s/ E. Joseph Grady
E. Joseph Grady
Senior Vice President and Chief Financial Officer