Form 10-Q/A
period 2010-06-30
CRIMSON EXPLORATION INC.
filed 2010-08-30
CIK 813779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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

EXPLANATORY NOTE

Crimson Exploration Inc. (“Crimson”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to amend Part II, Item 6 of its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, originally filed with the Securities and Exchange Commission on August 5, 2010 (the “Original Quarterly Report”). Crimson is filing this Amendment No. 1 for the sole purpose of filing Exhibit 10.1 to the Original Quarterly Report, which was inadvertently omitted from the exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2010 and the exhibits filed with the Original Quarterly Report.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits hereto.

Except for the foregoing, Amendment No. 1 neither alters the Original Quarterly Report nor updates the Original Quarterly Report to reflect any events or developments subsequent to the filing of the Original Quarterly Report.

FORM 10-Q

CRIMSON EXPLORATION INC.

FOR THE QUARTER ENDED JUNE 30, 2010

Page

Part II: Other Information

Item 6. Exhibits	4

Signatures	6

PART II.     OTHER INFORMATION

ITEM 6.                      EXHIBITS

Number	Description

3.1	Certificate of Incorporation of Crimson Exploration Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 5, 2005)

3.2	By-laws of Crimson Exploration Inc. (incorporated by reference to Exhibit 3.7 to the Company’s Current Report on Form 8-K filed July 5, 2005)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 3.7 to the Company’s Current Report on Form 8-K filed July 5, 2005)

4.2
Letter Agreement by and among GulfWest Energy Inc., a Texas corporation, GulfWest Oil & Gas Company and the investors listed on the signature page thereof, dated April 22, 2004 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K  filed on May 10, 2004)

4.3
Shareholders Rights Agreement between GulfWest Energy Inc. and OCM GW Holdings, LLC dated February 28, 2005 (incorporated by reference to Exhibit 99(e) of the Schedule 13D, Reg. No. 005-54301,  filed on March 10, 2005)

4.4
Omnibus and Release Agreement among GulfWest Energy Inc., OCM GW Holdings, LLC and those signatories set forth on the signature page thereto, dated as of February 28, 2005 (incorporated by reference to Exhibit 99(f) of the Schedule 13D, Reg. No. 005-54301,  filed on March 10, 2005)

4.5
Waiver, Consent and First Amendment to the Shareholders Rights Agreement, dated as of December 7, 2009, between Crimson Exploration Inc. and OCM GW Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K  filed December 10, 2009)

4.6
Termination Agreement, dated as of December 7, 2009, between Crimson Exploration Inc. and OCM GW Holdings, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K  filed December 10, 2009)

*10.1
Fifth Amendment dated as of June 9, 2010, to the Amended and Restated Credit Agreement, dated as of May 31, 2007, by and among Crimson Exploration Inc., as borrower, the Guarantors party thereto, the Lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent for the Lenders.

#10.2	Employment Agreement between Carl Isaac and Crimson Exploration Inc., dated May 10, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 5, 2010)

Number	Description

*31.1	Certification of Chief Executive Officer pursuant to Exchange Rule13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Exchange Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer pursuant to 18.U.S.C Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to 18.U.S.C Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.
** Furnished herewith
# Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON EXPLORATION INC.
(Registrant)

Date:	August 30, 2010	By:	/s/ Allan D. Keel
Allan D. Keel
President and Chief Executive Officer

Date:	August 30, 2010	By:	/s/ E. Joseph Grady
E. Joseph Grady
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description

3.1	Certificate of Incorporation of Crimson Exploration Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 5, 2005)

3.2	By-laws of Crimson Exploration Inc. (incorporated by reference to Exhibit 3.7 to the Company’s Current Report on Form 8-K filed July 5, 2005)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 3.7 to the Company’s Current Report on Form 8-K filed July 5, 2005)

4.2
Letter Agreement by and among GulfWest Energy Inc., a Texas corporation, GulfWest Oil & Gas Company and the investors listed on the signature page thereof, dated April 22, 2004 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K  filed on May 10, 2004)

4.3
Shareholders Rights Agreement between GulfWest Energy Inc. and OCM GW Holdings, LLC dated February 28, 2005 (incorporated by reference to Exhibit 99(e) of the Schedule 13D, Reg. No. 005-54301,  filed on March 10, 2005)

4.4
Omnibus and Release Agreement among GulfWest Energy Inc., OCM GW Holdings, LLC and those signatories set forth on the signature page thereto, dated as of February 28, 2005 (incorporated by reference to Exhibit 99(f) of the Schedule 13D, Reg. No. 005-54301,  filed on March 10, 2005)

4.5
Waiver, Consent and First Amendment to the Shareholders Rights Agreement, dated as of December 7, 2009, between Crimson Exploration Inc. and OCM GW Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K  filed December 10, 2009)

4.6
Termination Agreement, dated as of December 7, 2009, between Crimson Exploration Inc. and OCM GW Holdings, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K  filed December 10, 2009)

*10.1
Fifth Amendment dated as of June 9, 2010, to the Amended and Restated Credit Agreement, dated as of May 31, 2007, by and among Crimson Exploration Inc., as borrower, the Guarantors party thereto, the Lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent for the Lenders.

#10.2	Employment Agreement between Carl Isaac and Crimson Exploration Inc., dated May 10, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 5, 2010)

*31.1	Certification of Chief Executive Officer pursuant to Exchange Rule13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Exchange Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Number	Description

**32.1	Certification of Chief Executive Officer pursuant to 18.U.S.C Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to 18.U.S.C Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.
** Furnished herewith
# Management contract or compensatory plan or arrangement