Form 10-K
period 2010-12-31
CRIMSON EXPLORATION INC.
filed 2011-03-18
CIK 813779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $58,284,720 based on the closing sales price of $2.67 of the Registrant’s common stock.  For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates.  Such a determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

On March 9, 2011, there were 45,203,278 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for the 2011 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

We make forward-looking statements throughout this Annual Report within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

These forward-looking statements include, but are not limited to, statements regarding:

•	estimates of proved reserve quantities and net present values of those reserves;

•	reserve potential;

•	business strategy;

•	estimates of future commodity prices;

•	amounts, timing and types of capital expenditures and operating expenses;

•	expansion and growth of our business and operations;

•	expansion and development trends of the oil and gas industry;

•	acquisitions of natural gas and crude oil properties;

•	production of crude oil and natural gas reserves;

•	exploration prospects;

•	wells to be drilled and drilling results;

•	operating results and working capital;

•	results of borrowing base redeterminations under our revolving credit facility;

•	future methods and types of financing; and

•	the risks described elsewhere in this Annual Report and in the documents incorporated by reference herein.

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

We intend to grow reserves and production by developing our existing producing property base, developing our East Texas and South Texas resource potential, and pursuing opportunistic acquisitions in areas where we have specific operating expertise.  We have developed a significant project inventory associated with our existing property base.  Our technical team has a successful track record of adding reserves through the drillbit.  Since January 2008 and through December 2010, we have drilled 42 gross (19.0 net) wells with an overall success rate of 93%.  At December 31, 2010, we had two wells in progress.

As of December 31, 2010, our proved reserves, as estimated by our independent reserve engineering firm, Netherland, Sewell & Associates, Inc., in accordance with reserve reporting guidelines mandated by the SEC, were 166.5 Bcfe, consisting of 135.7 Bcf of natural gas and 5.1 MMBbl of crude oil, condensate and natural gas liquids, with a PV-10 of $239.7 million.  As of December 31, 2010, 81% of our proved reserves were natural gas, 48% were proved developed and 89% were attributed to wells and properties operated by us.  During 2010 we grew proved reserves from 97.5 Bcfe at December 31, 2009 to 166.5 Bcfe at December 31, 2010.

Our areas of primary focus include the following:

•
Southeast Texas.  Our Southeast Texas region includes approximately 25,900 gross (14,600 net) acres in the Felicia field area in Liberty County, and in Madison and Grimes Counties.  As of December 31, 2010, we owned 72 gross (38.8 net) producing wells producing mostly from the Yegua, Georgetown and Cook Mountain formations.  Our 2011 capital budget includes 5 gross (3.5 net) wells in this region, three in Liberty County, as well as initial wells targeting the Woodbine and Georgetown horizontal oil plays in Madison County.

•
South Texas.  Our South Texas region includes approximately 13,000 (6,150 net) acres in Karnes, Zavala and Dimmitt Counties that is held by production and which we believe to be prospective in the oil-weighted sections of the Eagle Ford Shale in those counties.  Our South Texas region also includes approximately 2,800 gross (560 net) acres in Bee County, which we believe to be prospective in the Austin Chalk and gas/condensate section of the Eagle Ford Shale.  We also have approximately 89,300 gross (51,300 net) acres predominantly in Brooks, Lavaca, DeWitt, Zapata, Webb and Matagorda Counties that are prospective for conventional drilling.  During the third quarter of 2010, our industry partner successfully drilled two wells in Bee County confirming the existence of the Eagle Ford gas/condensate window and these wells commenced production in January 2011.  As of December 31, 2010, we owned 280 gross conventional (146.3 net) producing wells in the South Texas region producing from the Wilcox, Frio and Vicksburg formations, as well as others.  Our 2011 capital budget includes plans to drill three gross (1.2 net) wells in this region; one gross (0.2 net) in Bee County, one gross (0.5 net) in Zavala County and one gross (0.5 net) in Karnes County targeting the Eagle Ford oil section.

•
East Texas.  Our East Texas region includes approximately 18,200 gross (12,700 net) acres acquired in 2008 and 2009 in the highly prospective gas resource play in San Augustine and Sabine Counties, where we are focusing primarily on the pursuit of the Haynesville Shale, Mid-Bossier Shale and James Lime formations.  In November 2009, we announced the completion and initial production of our first well on this acreage, the Kardell #1H, with the horizontal completion in the Haynesville Shale formation.  In 2010, we began the operated phase of our drilling program in East Texas with our

Grizzly #1 well which we completed in the Mid-Bossier formation and which began commercial production in August 2010.  We then completed our Gobi #1H well in the Mid-Bossier and it commenced production.in November 2010.  All three of these wells are in our Bruin Prospect Area in San Augustine County.  At the end of February 2011 we completed the Bengal #1H, which is the first well in our Tiger Prospect Area in Sabine County, Texas and it is currently being put on production.  We also participated, on a non-operated basis, in the drilling of the first well in our Fairway Farms Prospect Area, the Halbert Trust GU #1, a Mid-Bossier completion that commenced production in December 2010.  Our 2011 capital budget currently includes a total of 4 gross (2.2 net) wells in East Texas, three in our Bruin Prospect Area and one in our Bulldog Prospect Area.  We anticipate that we will ultimately preserve between 4,000 and 6,000 net acres in East Texas by 2012 through drilling or lease extensions.

We also own interests in the following areas:

•
Colorado and Other.  This region includes approximately 16,900 gross (11,800 net) acres in the Denver Julesburg Basin in Colorado (mostly in Adams and Weld Counties), minor non-operating working interests in the Fenton field area of Calcasieu Parish, Louisiana and a minor crude oil property in Mississippi.  There has been a recent surge in activity in the area of our Colorado properties in pursuit of the Niobrara oil formation.  The vast majority of our acreage in this area is held by production, so we have the flexibility to monitor the activity, and results, of our industry peers in the Niobrara to develop our exploitation strategy.  We currently plan to drill one gross (0.7 net) well in the Niobrara in 2011.

The following table sets forth certain information with respect to our proved reserves as of December 31, 2010, as estimated by Netherland, Sewell & Associates, Inc., and net production and net acreage for the twelve months ended December 31, 2010.  The following table also identifies potential drilling locations as of December 31, 2010:

Region	Estimated Proved Reserves as of December 31, 2010 (MMcfe)	% Natural Gas	% Proved Developed	Average Daily Production for the Twelve Months Ended December 31, 2010 (Mcfe/d)	Net acreage at December 31, 2010	Identified Potential Gross Drilling Locations at December 31, 2010 (1) (2)
Southeast Texas	28,262	57%	86%	18,560	14,600	65
South Texas	71,024	77%	58%	12,880	51,300	359
East Texas(3)	59,336	100%	16%	2,677	12,800	245
Colorado and Other	7,876	72%	64%	1,295	12,400	191
Total	166,498	81%	48%	35,412	91,100	860

(1)	Includes multiple drilling locations on acreage with multiple target formations.

(2)
Includes 178 drilling locations on our resource play acreage in South Texas.  Due to the nature of the acreage, these reserves and potential drilling locations may not all eventually be operated by us.  See “Risk Factors— Many of our East Texas leases are not producing and must be drilled before expiration, generally within three years, in order to hold the leases by production, or they will terminate.”

(3)
All drilling locations are on resource play acreage.  In the highly competitive market for Haynesville Shale acreage, failure to drill sufficient wells timely to hold this acreage will result in a substantial renewal cost, or if renewal is not feasible, loss of lease investment and prospective drilling opportunities in the Haynesville Shale, as well as in the Mid-Bossier Shale, James Lime, Pettet and Knowles Lime formations.  Drilling locations in this region were identified assuming between 4,000 and 6,000 net acres are held through drilling or lease extensions and an allocated 80 acres per potential horizontal East Texas well drilled to multiple target formations.

We have significantly increased our proved reserves and production through acquisitions since our recapitalization in early 2005.  In 2007, we tripled our reserve size through the acquisition from EXCO Resources, Inc. ("EXCO") of producing properties in the South Texas, Southeast Texas and Southwest Louisiana regions, adding an aggregate of approximately 95 Bcfe to our net proved reserves at a cost of $2.50 per Mcfe of proved reserves as of the effective date.  We also added 21 Bcfe to our South Texas proved reserves through the Smith Production Inc. ("Smith") acquisition in 2008 at an average cost of $2.82 per Mcfe of proved reserves as of the closing date.  Our acquisitions are typically focused on areas in which we can leverage our geographic and geological expertise to exploit those drilling opportunities identified at the time of the acquisition and develop an inventory of additional drilling prospects that we believe will enable us to grow production and add reserves.  We intend to continue to pursue the acquisition of assets in our core areas, to continue to selectively expand our presence and exploit our positions in our East Texas and South Texas resource plays and to continue to develop exploratory opportunities through our internal prospect generation team.

During 2008 and 2009, we acquired approximately 12,700 net acres in San Augustine and Sabine Counties in East Texas, which we have proved to be prospective in the Haynesville Shale, Mid-Bossier, and James Lime formations.  Recent activity in the area indicates that the Pettet and Knowles Lime formations also appear prospective.  We have separated our acreage into several joint development areas (“JDAs”) of varying sizes and are working with other industry players holding acreage positions in those areas to jointly develop our positions.  We believe that we will ultimately be able to preserve between 4,000 and 6,000 net acres in this play through drilling, re-leasing or obtaining lease extensions.  We have successfully drilled five (100% success rate) wells on our East Texas acreage and currently have two awaiting completion and one being placed on production.

Offices

We currently lease and sublease, through January 31, 2014, 54,939 square feet of executive and corporate office space located at 717 Texas Avenue in downtown Houston, Texas.  Rent, including parking and net of sublease rent, related to this office space for the twelve months ended December 31, 2010 was approximately $1.1 million.  Effective January 1, 2010, we subleased to a subtenant 27,144 square feet of this space for a total rental of approximately $86,000 per month through September 30, 2011.

Strategy

The key elements of our business strategy are:

•
Enhance our portfolio by shifting capital to our oil and liquids rich opportunities.  During 2011 we will pursue a balanced drilling program that is designed to validate our multiple oil and liquids rich opportunities in proven, active areas, while continuing to preserve only the highest-potential, concentrated portions of our acreage position in the East Texas Haynesville/Mid-Bossier/James Lime play.  We made the decision to allocate a much larger portion of our 2011 capital budget to the oil-weighted opportunities due to superior current economics, the weakness of the natural gas market and the difficulty in consolidating drilling units in the East Texas gas play prior to lease expirations due to the shift in focus of the other operators in the area to oil weighted projects.

•
Exploit our existing producing conventional property base to generate cash flows.  We believe our multi-year drilling inventory of high return exploitation opportunities on our existing producing properties provides us with a solid platform to continue growing our reserves and production for the next several years.  We believe these projects, if successful, will allow us to fund a substantial portion of our resource play activity from cash flows from operations.  We are currently focusing much of our exploitation drilling on our Liberty County acreage, located in Southeast Texas.  We will be targeting the Yegua and Cook Mountain formations in which we and other industry players have experienced consistent success in the area.  We own 3D seismic data that covers substantially all of our Liberty County acreage, giving us a higher degree of confidence in the potential in this area.  During 2010, our Liberty County program produced three successful wells and one successful recompletion.  Our 2011 capital program includes three wells in Liberty County.

•
Develop our East Texas resource play.  We continue to attempt to preserve as much of our 12,700 net acre position in East Texas as logistically and economically feasible, i.e., through a combination of drilling, re-leasing or extending expiring leases.  Our efforts are currently focused primarily on our Bruin, Tiger and Fairway Farms Prospect Areas in San Augustine and Sabine Counties through 2011, with full development in multiple formations to be pursued in the following years depending upon market economics, capital availability and success rate.  During 2011, we expect to drill 4.0 gross (2.2 net) wells that target the Haynesville and Mid-Bossier Shales, while retaining future development opportunities in shallower formations.  We believe we will be able to preserve between 4,000 and 6,000 net acres of our 12,700 position through drilling, re-leasing or extending expiring leases.  After we complete the drilling planned for 2011 and early 2012, to preserve this acreage, we will allocate additional drilling capital to this area when drilling economies improve.

•
Develop our South Texas resource play.  Pursuant to its participation agreement with us, our industry partner successfully drilled two horizontal wells on our position in Bee County during 2010 proving the prospectivety of the Eagle Ford Shale on our acreage.  During 2011, we expect to drill initial wells in our held-by-production areas in both of our Karnes and Zavala County areas, targeting the Eagle Ford oil window, and a third well in Bee County.  We plan to allocate substantial capital over the next several years to develop the oil and natural gas liquids resource we believe exists on our South Texas acreage.

•
Pursue the developing Woodbine/Georgetown horizontal oil play in our Madisonville Field in Madison County, Texas.   We have approximately 5,000 net acres in Madison and Grimes counties from which we have historically focused primarily on maximizing production from producing conventional wells.  Recent horizontal drilling for oil in the Woodbine and Georgetown formations, adjacent to our acreage, has been very successful.  Based on those results, we believe that portions of our asset base in the area are prospective for the Woodbine and Georgetown.  We currently plan to drill two wells on our acreage during 2011 to validate this belief.

•
Colorado Niobrara Shale.  Our activities here have historically been limited to the production of small amounts of oil and gas from the D & J Sands in Weld and Adams Counties.  Recent industry activity in the area has proven that the application of horizontal drilling technology for oil in the shallower Niobrara Shale provides tremendous return possibilities.  We believe that the Niobrara is prospective in parts of our acreage and will likely drill one well on our acreage in 2011 to validate that belief.

•
Explore in defined producing trends.  Our exploration activities consist primarily of step-out drilling in known, producing formations in our legacy areas of South and Southeast Texas and Colorado.  In 2007, we began acquiring seismic data to use in identifying new exploration prospects.  Currently, we have a library of over 4,200 square miles of 3D seismic data and over 2,500 linear miles of 2D seismic data.

•
Make opportunistic acquisitions that meet our strategic and financial objectives.  We intend to continue evaluating opportunistic acquisitions of natural gas and crude oil properties, including both undeveloped and developed reserves in areas where we currently have a presence and specific operating expertise.

•
Reduce commodity price exposure through hedging.  We employ the use of swaps and costless collar derivative instruments to limit our exposure to commodity prices.  We currently have 12.5 Bcfe of equivalent production hedged for 2011 and 2012, consisting of 6.0 Bcf of natural gas hedges, 225.8 MBbl of crude oil hedges and 2.1 million gallons of natural gas liquids hedges in place for 2011, at average floor prices of $6.31/MMBtu, $77.83/Bbl and $7.32/gallon, respectively and 3.8 Bcf of natural gas hedges and 175.2 MBbl of crude oil hedges in place for 2012 at average floor prices of $5.00/MMBTU and $84.99/Bbl, respectively.

Our Employees

On March 9, 2011, we had 63 full time employees, of which 19 were field personnel.  We have been able to attract a talented team of industry professionals from our industry peers that have been successful in achieving significant growth and success in the past.  As such, we are well-positioned to adequately manage and develop our existing assets and also to increase our proved reserves and production through exploitation and exploration drilling.  None of our employees are covered by collective bargaining agreements.  We believe our relationship with our employees is good.

Government Regulation and Industry Matters

Federal and State Regulatory Requirements

We are a public company subject to the rules and regulations of the Securities and Exchange Commission ("SEC").  These rules and regulations could make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  The impact of these rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

Regulation of Sales and Transportation of Natural Gas

Federal legislation and regulatory controls have historically affected the price of natural gas produced by us, and the manner in which such production is transported and marketed.  Under the Natural Gas Act of 1938, or NGA, the Federal Energy Regulatory Commission, or the FERC, regulates the interstate transportation and the sale in interstate commerce for resale of natural gas.  Effective January 1, 1993, the Natural Gas Wellhead Decontrol Act, or the Decontrol Act, deregulated natural gas prices for all “first sales” of natural gas, including all sales by us of our own production.  As a result, all of our domestically produced natural gas may now be sold at market prices, subject to the terms of any private contracts that may be in effect.  However, the Decontrol Act did not affect the FERC’s jurisdiction over natural gas transportation.

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

Environmental Regulations

Various federal, state and local authorities regulate our operations with regard to air and water quality, release of substances and other environmental matters.  These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands within wilderness, wetlands and other protected areas, require remedial measures to mitigate pollution from current or former operations, such as pit closure and plugging abandoned wells, and impose substantial liabilities for pollution resulting from production and drilling operations.  In addition, various laws and regulations require that inactive well, pipeline, and facility sites be abandoned and reclaimed.  Public interest in the protection of the environment has increased dramatically in recent years.  The trend of more expansive and stringent environmental legislation and regulations applied to the crude oil and natural gas industry could continue, resulting in increased costs of doing business and consequently affecting profitability.  To the extent laws are enacted or other governmental action is taken that further restricts drilling or imposes more stringent and costly operating, waste handling, disposal and cleanup requirements, our business and prospects could be adversely affected.

The Comprehensive Environmental Response, Compensation and Liability Act, also known as “CERCLA” or the “Superfund” law, and similar state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of potentially responsible persons that are considered to have contributed to the release of a “hazardous substance” into the environment.  These potentially responsible persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site.  Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.  We generate materials in the course of our operations that may be regulated as hazardous substances.

We generate wastes that may be subject to the federal Resource Conservation and Recovery Act or the RCRA, and comparable state statutes.  The U.S. Environmental Protection Agency, or the EPA, and various state agencies have limited the approved methods of disposal for certain hazardous and nonhazardous wastes.  Furthermore, certain wastes generated by our crude oil and natural gas operations that are currently exempt from regulation as “hazardous wastes” may in the future be designated as “hazardous wastes,” and therefore be subject to more rigorous and costly operating and disposal requirements.

We currently own or lease numerous properties that for many years have been used for the exploration and production of crude oil and natural gas.  Although we believe that we have used good operating and waste disposal practices that were standard in the industry at the time, petroleum hydrocarbons or wastes may have been disposed of or released on or under the properties owned or leased by us or on or under locations where such wastes have been taken for recycling or disposal.  In addition, many of these properties have been operated by third parties whose treatment and disposal or release of petroleum hydrocarbons or wastes was not under our control.  These properties and the wastes disposed thereon may be subject to the CERCLA, RCRA and analogous state laws as well as state laws governing the management of crude oil and natural gas wastes.  Under such laws, which may impose strict, joint and several liability, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination) or to perform remedial plugging operations to prevent future contamination.

Our operations may be subject to the Clean Air Act, or the CAA, and comparable state and local requirements.  Amendments to the CAA adopted in 1990 contain provisions that have resulted in the gradual imposition of pollution control requirements with respect to air emissions from our operations.  The EPA and states have developed, and continue to develop, regulations to implement these requirements.  While we may be required to incur capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals addressing air emission-related issues, we do not believe that our operations will be materially adversely affected by any such requirements.

In response to certain scientific studies suggesting that emissions of certain gases, commonly referred to as greenhouse gases, or “GHGs,” and including carbon dioxide and methane, are contributing to the warming of the Earth’s atmosphere and other climatic conditions.  The EPA made findings in December 2009 that emissions of GHGs present an endangerment to public health and the environment.  Based on these findings, the EPA has adopted and implemented two sets of regulations under the CAA that would restrict emissions of GHGs under existing provisions of the CAA.  The first regulation limits emissions of GHGs from motor vehicles and the second one that regulates emissions of GHGs from certain large stationary sources under the Prevention of Significant Deterioration, or “PSD,” and Title V permitting programs, effective January 2, 2011.  This stationary source rule “tailors” these permitting programs to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting.  Facilities required to obtain PSD permits for their GHG emissions also will be required to reduce those emissions according to “best available control technology” standards for GHG will be established by the states or, in some instances, by the EPA on a case-by-case basis.  The EPA’s rules relating to emissions of GHGs from large stationary sources of emissions are currently subject to a number of legal challenges but the federal courts have thus far declined to issue any injunctions to prevent EPA from implementing or requiring state environmental agencies to implement the rules.  In addition, in November 2010, the EPA expanded its existing GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage, and distribution facilities, beginning in 2012 for emissions occurring in 2011.

In addition, from time to time Congress has considered legislation to reduce emissions of GHGs, and almost one-half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs.  Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved.  These allowances would be expected to escalate significantly in cost over time.  Although it is not possible at this time to predict when Congress may pass climate change legislation, any future federal laws that may be adopted to address GHG emissions could require us to incur increased operating costs and could adversely affect demand for the oil and natural gas we produce.

Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events.  If any such effects were to occur, they could have in adverse effect on our assets and operations.

The Federal Water Pollution Control Act, also known as the “Clean Water Act,” and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into navigable waters.  Pursuant to the Clean Water Act and analogous state laws, permits must be obtained to discharge pollutants into state waters or waters of the United States.  Any such discharge of pollutants into regulated waters must be performed in accordance with the terms of the permit issued by the EPA or the analogous state agency.  Spill prevention, control and countermeasure, or “SPCC” plan requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak.  In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities.  It is customary to recover natural gas from deep shale formations through the use of hydraulic fracturing, combined with sophisticated horizontal drilling.  Hydraulic fracturing involves the injection of water, sand and chemical additives under pressure into rock formations to stimulate gas production.  The process is typically regulated by state oil and gas commissions.  However, the EPA recently asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the federal Safe Drinking Water Act’s Underground Injection Program.  While the EPA has yet to take any action to enforce or implement this newly asserted regulatory authority, industry groups have filed suit challenging the EPA’s recent decision.  At the same time, the EPA has commenced a comprehensive research study on the potential adverse impacts that hydraulic fracturing may have on water quality and public health with results of the study expected to be available in late 2012, and a committee of the U.S. House of Representatives is conducting an investigation of hydraulic fracturing practices.  In addition, legislation was proposed in the recently completed session of Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process, and such legislation could be introduced and adopted in the current session of Congress.  Also, some states and local governments are considering increased regulatory oversight of hydraulic fracturing through additional permit requirements, operational restrictions and temporary or permanent bans on hydraulic fracturing in certain environmentally-sensitive areas such as watersheds.  The adoption of any federal or state legislation or implementing regulations imposing limitations on the hydraulic fracturing process could lead to operational delays or increased operating costs.

The Oil Pollution Act of 1990, or the “OPA,” contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States.  The OPA subjects owners of facilities to strict, joint and several liability for all containment and cleanup costs and certain other damages arising from a spill, including, but not limited to, the costs of responding to a release of oil to surface waters.  Noncompliance with OPA may result in varying civil and criminal penalties and liabilities.

We are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act, or the “OSHA,” and comparable state statutes, whose purpose is to protect the health and safety of workers.  In addition, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We believe that we are in substantial compliance with all applicable laws and regulations relating to worker health and safety.

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

We have granted mortgage liens on substantially all of our natural gas and crude oil properties to secure our revolving credit agreement and second lien credit agreement.  These mortgages and the credit agreements contain substantial restrictions and operating covenants that are customarily found in credit agreements of this type.  See Note 9 — “Debt" for further information.

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

Our purchasers are engaged in the natural gas and crude oil business throughout the world.  Historically, we have been dependent upon a few purchasers for a significant portion of our revenue.  For the years ended December 31, 2010, 2009 and 2008, our top ten purchasers collectively represented approximately 80%, 72% and 71% of total revenues, respectively. Our three largest purchasers in 2010 accounted for 32%, 15% and 10% of total revenues, respectively. This concentration of purchasers may increase our overall exposure to credit risk, and our purchasers will likely be similarly affected by changes in economic and industry conditions. Our financial condition and results of operations could be materially adversely affected if one or more of our significant purchasers fails to pay us or ceases to acquire our production on terms that are favorable to us or at all.  However, we believe our current purchasers could be replaced by other purchasers under contracts with similar terms and conditions.

Competition

The oil and gas industry is highly competitive and we compete with a substantial number of other companies that have greater resources.  Many of these companies explore for, produce and market natural gas and crude oil, carry on refining operations and market the resultant products on a worldwide basis.  The primary areas in which we encounter substantial competition are in locating and acquiring desirable leasehold acreage for our drilling and development operations, locating and acquiring attractive producing oil and gas properties, and obtaining purchasers and transporters for the natural gas and crude oil we produce.  There is also competition between producers of natural gas and crude oil and other industries producing alternative energy and fuel.  Furthermore, competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the government of the United States; however, it is not possible to predict the nature of any such legislation or regulation that may ultimately be adopted or its effects upon our future operations.  Such laws and regulations may, however, substantially increase the costs of exploring for, developing or producing natural gas and crude oil and may prevent or delay the commencement or continuation of a given operation.  The effect of these risks cannot be accurately predicted.

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

Many of our East Texas leases are not producing and must be drilled before expiration, generally within three years, in order to hold the leases by production, or they will terminate.  In the highly competitive market for Haynesville Shale acreage, failure to drill sufficient wells timely to hold this acreage will result in a substantial renewal cost, or if renewal is not feasible, loss of lease investment and prospective drilling opportunities in the Haynesville Shale, as well as in the Mid-Bossier Shale, James Lime, Pettet and Knowles Lime formations.

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

The leases in this area are extremely fragmented and much of the leased acreage is not contiguous.  In many cases, contiguous leases owned by us are not large enough to accommodate horizontal drilling to the Haynesville or Mid-Bossier Shales, which usually involves a horizontal lateral of between 4,000 to 5,000 feet within lease lines.  In other cases, leases may be from fractional interest land owners and may not comprise a sufficient aggregate percentage working interest to make such a well economical.  As a result, in order to realize the drilling opportunities in the Haynesville Shale, Mid-Bossier Shale, James Lime, Pettet and Knowles Lime formations, we and other similarly situated major lease owners and operators in East Texas will need to cooperate and negotiate joint drilling operations to drill initial wells prior to lease expirations.  These negotiations may include the right to act as operator for jointly owned wells.  If we do not reach agreements with other major lease owners and operators to drill wells prior to lease expirations, or if we are unable to drill timely sufficient wells to hold our acreage, we will lose the drilling opportunities and investment in the expiring leases unless we can successfully negotiate to renew the leases.  While we currently estimate that we will be able to hold, by production, up to 4,000 net acres, and may be able to re-lease, or extend least terms, on up to another 2,000 to 4,000 net acres; ,we may not be able to renew the expired leases, or if renewed, the cost of releasing could be substantial, particularly if development in this area proves successful.

Part of our strategy involves drilling in new or emerging plays; therefore, our drilling results in these areas are not certain.

The results of our drilling in new or emerging plays, such as in our East Texas resource play, are more uncertain than drilling results in areas that are more developed and have established production.  Since new or emerging plays and new formations have limited or no production history, we are less able to use past drilling results in those areas to help predict our future drilling results.  Accordingly, our drilling results are subject to greater risks in these areas and could be unsuccessful.  We may be unable to execute our expected drilling program in these areas because of disappointing drilling results, capital constraints, lease expirations, access to adequate gathering systems or pipeline take-away capacity, availability of drilling rigs and other services or otherwise, and/or natural gas, crude oil and natural gas liquids price declines.  To the extent we are unable to execute our expected drilling program in these areas, our return on investment may not be as attractive as we anticipate and our common stock price may decrease.  We could incur material write-downs of unevaluated properties, and the value of our undeveloped acreage could decline in the future if our drilling results are unsuccessful.

The results of our planned drilling in our East Texas and South Texas resource plays, which are emerging plays with limited drilling and production history in certain areas, are subject to more uncertainties than our drilling program in our more established areas of operation in the onshore South Texas and U.S. Gulf Coast regions and may not meet our expectations for reserves or production.

In October 2009, we completed drilling our first well in the Haynesville Shale in East Texas, for which we are not the operator and since successfully completed three operator and one non-operator wells in the Mid-Bossier formation.  We also have two operated wells awaiting completion.  In late January 2011, we completed our first two horizontal wells in Bee County, Texas in the Eagle Ford Shale.  The presence of the Haynesville Shale in the East Texas area where we own leases was determined after the activity in the north Louisiana portion of the Haynesville Shale play and, therefore is not yet as defined.  Part of our drilling strategy to maximize recoveries from the Haynesville Shale involves the drilling of horizontal wells using completion techniques that have proven to be successful in other shale formations.  Our direct experience with horizontal drilling of these shale plays is limited.  Similarly, drilling activity in the Eagle Ford formation is also much less extensive and defined as more mature basins or other shale plays.  The ultimate success of these drilling and completion strategies and techniques in these formations will be better evaluated over time as more wells are drilled and production profiles are better established.  Accordingly, the results of our future drilling in the emerging shale plays are more uncertain than drilling results in our more established areas of operation with established reserves and production history.

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

If our revenues decrease as a result of lower natural gas, crude oil and natural gas liquids prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels, to further develop and exploit our current properties, or to conduct exploratory activity.  In order to fund our capital expenditures, we may need to seek additional financing.  Our credit agreements contain covenants restricting our ability to incur additional indebtedness without the consent of the lenders.  Our lenders may withhold this consent in their sole discretion.  In addition, if our borrowing base is redetermined resulting in a lower borrowing base under our revolving credit agreement, we may be unable to obtain financing otherwise available under our revolving credit agreement.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital resources.”

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

As of December 31, 2010, we had outstanding $179.0 million in principal amount of long-term debt.  Our substantial level of indebtedness increases the possibility that we may be unable to pay, when due, the principal of, interest on, or other amounts due in respect of our indebtedness.  Our substantial indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences, including the following:

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

Based on a number of economic indicators, global economic activity slowed substantially in recent years.  A continued slowing of global economic growth or lack of significant improvement in the global economy (and, in particular, in the United States) will likely reduce demand for natural gas, crude oil and natural gas liquids, which in turn could likely result in lower prices for natural gas, crude oil and natural gas liquids.  NYMEX settlement prices for natural gas and crude oil prices dropped dramatically in 2009 from record levels, in July 2008.  While prices have improved, and we hedge prices on a meaningful portion of our forecasted production from proved developed producing reserves for up to two years forward, a reduction in demand for, and the resulting lower prices of, natural gas, crude oil and natural gas liquids could adversely affect our financial condition and results of operations.

Recent market events and conditions, including disruptions in the U.S. and international credit markets and other financial systems and the deterioration of the U.S. and global economies, could, among other things, impede our access to capital or increase our cost of capital, which would have an adverse effect on our ability to fund our working capital and other capital requirements.

Recent market events and conditions, including unprecedented disruptions in the credit and financial markets and the deterioration of economic conditions in the United States and internationally have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies.  These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations.  Access to additional capital may not be available on terms acceptable to us or at all.  Difficulties in obtaining capital and financing or increased costs for obtaining capital and financing for our operations would have an adverse effect on our ability to fund our working capital and other capital requirements.

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

We may not be able to fully realize the value of our net operating loss carryforwards for Federal income tax purposes.

As of December 31, 2010, we had net operating loss carryforwards (NOLs) of approximately $98.6 million, which are available to reduce our future federal taxable income and related income tax liability.  Based upon the level of historical taxable income and our projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these NOLs to reduce future Federal net income tax obligations. Future net losses could affect our ability to realize during the appropriate carryforward periods our available net operating loss carryforwards for Federal income tax purposes and the value of the related deferred tax asset. Our ability to use our available net operating loss carryforwards and the amount of the related deferred tax asset ultimately realizable could be reduced in the future if our estimates of future taxable income during the carryforward periods are reduced.

We currently expect we will not be able to utilize NOLs of approximately $9.1 million of due to prior occurrences of an “ownership change”, as determined under Section 382 of the Internal Revenue Code, as amended.  If we were to experience a further “ownership change,” as determined under Section 382, our ability to offset taxable income arising after the ownership change with NOLs arising prior to the ownership change would be limited, possibly substantially.  An ownership change would establish an annual limitation on the amount of our pre-change NOLs we could utilize to offset our taxable income in any future taxable year to an amount generally equal to the value of our stock immediately prior to the ownership change multiplied by the highest long-term tax-exempt rate during the three months prior to the date of the ownership change.  The long-term tax-exempt rate is a rate published each month by the Internal Revenue Service.  The application of this limitation could prevent full utilization of our pre-change NOLs arising prior to their expiration. It is possible that additional issuances of our common stock within the next few years, or the sale of our common stock by our larger shareholders, could cause us to experience another ownership change, in which case any NOLs existing at the time of the change would be limited in the manner described above.

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

Approximately 51.9% of our total estimated proved reserves at December 31, 2010 were proved undeveloped reserves.

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

You should not assume that the present value of future net revenues from our proved reserves referred to in this Annual Report is the current market value of our estimated natural gas, crude oil and natural gas liquids reserves.  In accordance with the requirements of the SEC, the estimated discounted future net cash flows from our proved reserves are based on prices and costs on the date of the estimate, held flat for the life of the properties.  Actual future prices and costs may differ materially from those used in the present value estimate.  The present value of future net revenues from our proved reserves as of December 31, 2010 was based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the period January through December 2010.  For crude oil and natural gas liquids volumes, the average West Texas Intermediate posted price was $75.96 per barrel.  For natural gas volumes, the average Henry Hub spot price was $4.376 per MMBtu.  If crude oil prices were $1.00 per Bbl lower than the price used, our PV-10 as of

December 31, 2010 would have decreased from $239.7 million to $237.5 million.  If natural gas prices were $0.10 per Mcf lower than the price used, our PV-10 as of December31, 2010, would have decreased from $239.7 million to $232.4 million.  Any adjustments to the estimates of proved reserves or decreases in the price of crude oil or natural gas may decrease the value of our common stock.  PV-10 is a non-GAAP financial measure.  A reconciliation of our Standardized Measure of Discounted Future Net Cash Flows to PV-10 is provided under "Item 2. Properties — Proved Reserves".

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

Our decisions to purchase, explore, develop and exploit prospects or properties depend in part on data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are uncertain.  For example, we have over 4,200 square miles of 3D data in the South Texas and Gulf Coast regions.  However, even when used and properly interpreted, 3D seismic data and visualization techniques only assist geoscientists and geologists in identifying subsurface structures and hydrocarbon indicators.  They do not allow the interpreter to know if hydrocarbons are present or producible economically.  Other geologists and petroleum professionals, when studying the same seismic data, may have significantly different interpretations than our professionals.

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

We do not operate a significant portion of the properties in which we own an interest.  As a result, we have limited ability to exercise influence over, and control the risks associated with, the operations of these properties.  The failure of an operator of our wells to adequately perform operations, an operator’s breach of the applicable agreements or an operator’s failure to act in ways that are in our best interests could reduce our production and revenues.  The success and timing of our drilling and development activities on properties operated by others therefore depend upon a number of factors outside of our control, including:

•	the nature and timing of drilling and operational activities;

•	the timing and amount of capital expenditures;

•	the operator’s expertise and financial resources;

•	the operator’s ability to procure drilling and completion services;

•	the approval of other participants in drilling wells; and

•	the operator’s selection of suitable technology.

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

When the prices of natural gas, crude oil and natural gas liquids increase, we typically encounter an increase in the cost of securing drilling rigs, equipment and supplies.  In addition, larger producers may be more likely to secure access to such equipment by offering more lucrative terms.  If we are unable to acquire access to such resources, or can obtain access only at higher prices, our ability to convert our reserves into cash flow could be delayed and the cost of producing those reserves could increase significantly, which would adversely affect our results of operations and financial condition.

Our hedging activities could result in financial losses or reduce our income.

To achieve a more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of natural gas, crude oil and natural gas liquids, as well as interest rates, we currently, and may in the future, enter into derivative arrangements for a significant portion of our natural gas, crude oil and/or natural gas liquids production and our debt that could result in both realized and unrealized hedging losses.  We utilize financial commodity price hedge instruments to minimize exposure to declining prices on our crude oil, natural gas and natural gas liquids production.  We typically use a combination of swaps and costless collars.  We use interest rate swaps to minimize exposure to rising interest rates.

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

Our success is largely dependent on the skills, experience and efforts of our management team and employees.  The loss of the services of one or more members of our senior management team or of our other employees with critical skills needed to operate our business could have a negative effect on our business, financial conditions and results of operations and future growth.  Our ability to manage our growth, if any, will require us to continue to train, motivate and manage our employees and to attract, motivate and retain additional qualified personnel.

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

Climate change legislation or regulations restricting emissions of greenhouse gases could result in increased operating costs and reduced demand for the oil and natural gas we produce.

In December 2009, the U.S. Environmental Protection Agency, or “EPA,” determined that emissions of carbon dioxide, methane, and other greenhouse gases, or “GHGs,” present an endangerment to public health and the environment because emissions of such gasses are contributing to the warming of the earth’s atmosphere and other climatic changes.  Based on these findings, the EPA recently adopted regulations under existing provisions of the CAA that require a reduction in emissions of GHGs from motor vehicles and the other of which regulates emissions of GHGs from certain large stationary sources, effective January 2, 2011.  The EPA has published its final rule to address the permitting of GHG emissions from stationary sources under the Prevention of Significant Deterioration, or “PSD,” and Title V permitting programs, pursuant to which these permitting programs have been “tailored” to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting.  Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards, which will be established by the states or, in some instances, by the EPA on a case-by-case basis.  The EPA’s rules relating to emissions of GHGs from large stationary sources of emissions are currently subject to a number of legal challenges but the federal courts have thus far declined to issue any injunctions to prevent EPA from implementing or requiring state environmental agencies to implement the rules.  These EPA rulemakings could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified facilities.  The EPA has also adopted regulations requiring the reporting of GHG emissions from specified large GHG emission sources in the United States including certain onshore and offshore oil and natural gas production facilities, which may include certain of our operations, beginning in 2012 for emissions occurring in 2011.

In addition, Congress has from time to time considered adopting legislation to reduce emissions of GHGs and almost one-half of the states have already taken legal measures to reduce emissions of GHGs primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs.  Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved.  These allowances would be expected to escalate significantly in cost over time.  The adoption of legislation or regulatory programs to reduce emissions of GHGs could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements.  Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce.  Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on our business, financial condition and results of operations.  Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events.  If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Hydraulic fracturing is an important and commonly used process for the completion of natural gas, and to a lesser extent, oil wells in shale formations, and involves the pressurized injection of water, sand and chemicals into rock formations to stimulate natural gas production.  The process is typically regulated by state oil and gas commissions.  However, the EPA recently asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the federal Safe Drinking Water Act’s Underground Injection Program.  While the EPA has yet to take any action enforce or implement this newly asserted regulatory authority, industry groups have filed suit challenging the EPA’s recent decision.  At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, with results of the study anticipated to be available by late 2012, and a committee of the U.S. House of Representatives is conducting an investigation of hydraulic fracturing practices.  In addition, legislation was proposed in the recently completed session of Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process, and such legislation could be introduced in the current session of Congress.  Also, various state and local governments are considering increased regulatory oversight of hydraulic fracturing through additional permit requirements, operational restrictions, and temporary or permanent bans on hydraulic fracturing in certain environmentally sensitive areas such as watersheds.  The adoption of any federal or state legislation or implementing regulations imposing reporting obligations on, or otherwise limiting, the hydraulic fracturing process could lead to operational delays or increased operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.

Our operations are subject to environmental, health and safety matters.

Our oil and natural gas exploration and production operations are subject to stringent and complex federal, state and local laws and regulations governing health and safety aspects of our operations, the discharge of materials into the environment or otherwise relating to environmental protection.  These laws and regulations may impose numerous obligations that are applicable to our operations including the acquisition of a permit before conducting drilling or underground injection activities; the restriction of types, quantities and concentration of materials that can be released into the environment; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands and other protected areas; the application of specific health and safety criteria addressing worker protection; and the imposition of substantial liabilities for pollution resulting from operations.  Numerous governmental authorities, such as the U.S. Environmental Protection Agency, or the “EPA,” and analogous state agencies have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly actions.  Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, the imposition of investigatory or remedial obligations, and the issuance of orders limiting or prohibiting some or all of our operations.

There is inherent risk of incurring significant environmental costs and liabilities in the performance of our operations due to our handling of petroleum hydrocarbons and wastes, because of air emissions and wastewater discharges related to our operations, and as a result of historical industry operations and waste disposal practices.  Under certain environmental laws and regulations, we could be subject to joint and several, strict liability for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or contamination or whether the operations were in compliance with all applicable laws at the time those actions were taken.  Private parties, including the owners of properties upon which our wells are drilled and facilities where our petroleum hydrocarbons or wastes are taken for reclamation or disposal, also may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property or natural resource damages. In addition, the risk of accidental spills or releases could expose us to significant liabilities that could have a material adverse effect on our business, financial condition or results of operations.  Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste control, handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our own results of operations, competitive position or financial condition.  We may not be able to recover some or any of these costs from insurance.  See “Item 1. Business—Environmental Regulations.”

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

The recent adoption of derivatives legislation by the U.S. Congress could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

The U.S. Congress recently adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as the Company, that participate in that market.  The new legislation was signed into law by President Obama on July 21, 2010 and requires the Commodities Futures Trading Commission (the “CFTC”) and the SEC to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment.  The CFTC has also proposed regulations to set position limits for certain futures and option contracts in the major energy markets, although it is not possible at this time to predict whether or when the CFTC will adopt those rules or include comparable provisions in its rulemaking under the new legislation.  The financial reform legislation may also require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivative activities, although the application of those provisions to us is uncertain at this time.  The financial reform legislation may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty.  The new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties.  If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures.  Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas.  Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices.  Any of these consequences could have a material, adverse effect on us, our financial condition, and our results of operations.

Risks Related to an Investment in Our Common Stock

Two stockholders hold a significant number of our shares, which will limit your ability to influence corporate activities and may adversely affect the market price of our common stock, and those stockholders’ interests may conflict with the interests of our other stockholders.

Of the approximately 44.9 million shares of our common stock outstanding at December 31, 2010, approximately 15.5 million shares are beneficially held by OCM GW Holdings, LLC (“Oaktree Holdings”) and 6.0 million shares are beneficially held by America Capital Energy Corporation (“ACEC”).  As a result, Oaktree Holdings owns or controls outstanding common stock representing, in the aggregate, an approximate 34.6% voting interest in us and ACEC owns or controls outstanding common stock representing, in the aggregate, an approximate 13.4% voting interest in us.  As a result of this stock ownership, Oaktree Holdings and ACEC will possess significant influence over matters requiring approval by our stockholders, including the adoption of amendments to our certificate of incorporation and bylaws and significant corporate transactions.  Such ownership and control may also have the effect of delaying or preventing a future change of control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

Oaktree Holdings, ACEC and their respective affiliates engage, from time to time in the ordinary course of their respective businesses, in trading securities of, and investing in, energy companies.  As a result, conflicts may arise between the interests of Oaktree Holdings or ACEC, on the one hand, and the interests of our other stockholders, on the other hand.  Either Oaktree Holdings or ACEC may, from time to time, compete directly or indirectly with us or prevent us from taking advantage of corporate opportunities.  Either Oaktree Holdings or ACEC may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.

Volatility in the market price of our common stock may prevent you from being able to sell your common stock at or above the price you paid for your common stock.  The market price for our common stock could fluctuate significantly for various reasons, including:

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

As of December 31, 2010, we had approximately 1.7 million options to purchase shares of our common stock outstanding, of which 1.3 million were vested.

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

The foregoing factors, as well as the significant common stock ownership by Oaktree Holdings and ACEC, could discourage potential acquisition proposals and could delay or prevent a change of control.

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

We are authorized to issue 200.0 million shares of common stock, $0.001 par value per share.  As of December 31, 2010, there were approximately 44.9 million shares of common stock issued and outstanding.  Since the holders of our common stock do not have cumulative voting rights, the holders of a majority of the shares of common stock present, in person or by proxy, will be able to elect all of the members of our board of directors.  The holders of shares of our common stock do not have preemptive rights or rights to convert their common stock into other securities.

ITEM 2.  Properties

As of December 31, 2010, we operated a majority of our producing wells and held an average 51% working interest.  Gross wells are the total wells in which we own a working interest.  Net wells are the sum of the fractional working interests we own in gross wells.  Substantially all of our properties are located onshore in Texas.  As of December 31, 2010, our properties were located in the following regions: East Texas, Southeast Texas, South Texas and Colorado and Other.  We intend to allocate a substantial portion of our drilling capital budget in the next several years to the development of the significant potential that we believe exists in our resource plays depending on commodity price environment, drilling and service costs, success rates and capital availability.

Proved Reserves

Estimates of proved reserves at December 31, 2010, 2009, and 2008 were prepared by Netherland, Sewell & Associates, Inc. (“Netherland, Sewell”), our independent consulting petroleum engineers in accordance with the definitions and guidelines of the SEC. The scope and results of their procedures are summarized in a letter which is included as an exhibit to this Annual Report on Form 10-K. The technical persons responsible for preparing the reserve estimates are independent petroleum engineers and geoscientists that meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

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

	2010	2009	2008

Natural Gas (MMcf)
Developed	60,325	49,075	66,712
Undeveloped	75,350	20,785	29,457
Total	135,675	69,860	96,169

Crude Oil (MBbl)
Developed	1,403	1,274	1,616
Undeveloped	761	690	948
Total	2,164	1,964	2,564

Natural Gas Liquids (MBbl)
Developed	1,898	1,977	2,423
Undeveloped	1,075	664	976
Total	2,973	2,641	3,399

Total MMcfe
Developed	80,130	68,581	90,946
Undeveloped	86,368	28,908	41,001
Total	166,498	97,489	131,947

Proved developed reserves percentage	48%	70%	69%
PV-10 (in millions)	$239.7	$176.4	$291.0
Estimated reserve life (in years)	12.9	7.1	6.9
Prices utilized in estimates:
Natural gas ($/MMBtu)	$4.38	$3.87	$5.71
Crude oil ($/Bbl)	$75.96	$57.65	$41.00
Natural gas liquids ($/Bbl)	$40.38	$30.77	$26.71

Under SEC rules, prices used in determining our proved reserves as of December 31, 2010 are based upon an unweighted 12-month first day of the month average price per MMBtu (Henry Hub spot) of natural gas and per barrel of oil (West Texas Intermediate posted).  Prior to 2009, natural gas prices were based on the Henry Hub spot price at year end and crude oil prices were based upon the West Texas Intermediate posted price at year end.  All prices, under both sets of rules, are adjusted for quality, energy content, transportation fees and regional price differentials in determining proved reserves.  Prices for natural gas liquids in the table represent average prices for natural gas liquids used in the proved reserve estimates, calculated in accordance with applicable SEC rules.

PV-10

PV-10 at year-end is a non-GAAP financial measure and represents the present value of estimated future cash inflows from proved natural gas and crude oil reserves, less future development and productions costs, discounted at 10% per annum to reflect timing of future cash flows and using pricing assumptions in effect at the end of the period.  PV-10 differs from Standardized Measure of Discounted Future Net Cash Flows because it does not include the effects of income taxes or non-property related expenses such as general and administrative expenses and debt service or depreciation, depletion and amortization on future net revenues.  Neither PV-10 nor Standardized Measure represents an estimate of fair market value of our natural gas and crude oil properties.  PV-10 is used by the industry and by our management as an arbitrary reserve asset value measure to compare against past reserve bases and the reserve bases of other business entities that are not dependent on the taxpaying status of the entity.

The following table provides a reconciliation of our Standardized Measure of Discounted Future Net Cash Flows to PV-10:

	December 31,
	2010	2009	2008
		(in millions)
Standardized measure of discounted future net cash flows	$226.5	$176.4	$260.9
Present value of future income taxes discounted at 10%	13.2	—	30.1
PV-10	$239.7	$176.4	$291.0

The following table reflects our estimated proved reserves by category as of December 31, 2010.

	Natural Gas (MMcf)	Crude Oil (MBbl)	Natural Gas Liquids (MBbl)	Total (MMcfe)	% of Total Proved	PV-10
						(In millions)
Proved developed producing	48,096	1,217	1,424	63,942	38.4%	$171.0
Proved developed non-producing	12,229	186	474	16,189	9.7%	24.1
Proved undeveloped	75,350	761	1,075	86,367	51.9%	44.6
Total	135,675	2,164	2,973	166,498	100.0%	$239.7

Our estimated net proved reserves as of December 31, 2010, were approximately 81% natural gas, 11% natural gas liquids and 8% crude oil and condensate.

Our average proved reserves-to-production ratio, or average reserve life, is approximately 12.9 years based on our proved reserves as of December 31, 2010 and production for the twelve months ended December 31, 2010.  During 2010, 11 gross (4.5 net) operated and non-operated wells were drilled, 8 of which were successful.  In 2011, we currently expect to drill 13 gross (7.9 net) wells, two of which are already in progress.  Also, as of December 31, 2010, we had identified 82 proved undeveloped drilling locations and 778 other unproved drilling locations.

Proved Developed Reserves

Total proved developed reserves increased from 68.6 Bcfe at December 31, 2009 to 80.1 Bcfe at December 31, 2010.  The change in proved developed reserves was attributable to 18.4 Bcfe of new reserves added from drilling and 6.0 Bcfe from positive performance revisions, offset in part by 12.9 Bcfe from 2010 production.

Proved Undeveloped Reserves

From December 31, 2009 to December 31, 2010, total proved undeveloped reserves increased from 28.9 Bcfe to 86.4 Bcfe.  The increase in proved undeveloped reserves was attributable to 51.3 Bcfe from 2010 drilling and 6.1 Bcfe from positive performance revisions.

All of our undeveloped locations have been added within the last five years, almost half of which were added in May 2007 with our acquisition of Gulf Coast assets from EXCO.  We believe our financial resources allow us the flexibility to drill all of the remaining undeveloped locations within a five year period from the time the locations were acquired.

Standardized Measure of Discounted Future Net Cash Flows

The following table sets forth as of December 31 for each of the preceding three years, the estimated future net cash flow from and standardized measure of discounted future net cash flows of our proved reserves, which were prepared in accordance with the rules and regulations of the SEC and the Financial Accounting Standards Board.  Future net cash flow represents future gross cash flow from the production and sale of proved reserves, net of crude oil, natural gas and natural gas liquids production costs (including production taxes, ad valorem taxes and operating expenses) and future development costs.  The calculations used to produce the figures in this table are based on current cost and price factors at December 31 for each year.  Future income taxes were estimated using future cash inflows, future tax depletion expense on existing producing properties and available net operating loss carryforwards that existed at year end for all years reported.  At December 31, 2009, the future pretax net cash flows from our proved oil and gas reserves are estimated to be less than the sum of the tax basis of the applicable producing properties and our available net operating loss (“NOLs”) carryforward; therefore, there was zero future tax benefit or expense at December 31, 2009.  We believe it is more likely than not that all of our total available NOLs will be realized within the appropriate carryforward period.  Our operations and all NOLs are attributable to our oil and gas assets.  We cannot assure you that the proved reserves will all be developed within the periods used in the calculations or that those prices and costs will remain constant.  A standardized measure of discounted future net cash flows is not required to be presented for interim financial presentation dates.

	2010	2009	2008
Future cash inflows	$860,655,250	$475,007,800	$749,121,400
Future production and development costs
Production	(218,221,203)	(156,581,500)	(214,969,100)
Development	(195,819,078)	(55,021,500)	(86,068,300)
Future cash flows before income taxes	446,614,969	263,404,800	448,084,000
Future income taxes	(37,624,289)	—	(46,695,950)
Future net cash flows after income taxes	408,990,680	263,404,800	401,388,050
10% annual discount for estimated timing of cash flows	(182,476,004)	(86,982,100)	(140,485,818)
Standardized measure of discounted future net cash flows	$226,514,676	$176,422,700	$260,902,233

Significant Properties

Summary proved reserve information for our properties, by region, with proved reserves is provided below as of December 31, 2010.

	Proved Reserves				PV-10 (1)
Regions	Crude Oil	Natural Gas	Natural Gas Liquids	Total	Amount
	(MBbl)	(MMcf)	(MBbl)	(MMcfe)	($000)
Southeast Texas	1,148	16,174	867	28,262	$108,945
South Texas	651	54,481	2,106	71,024	100,706
East Texas	—	59,336	—	59,336	13,734
Colorado & Other	365	5,684	—	7,876	16,336
Total	2,164	135,675	2,973	166,498	$239,721

(1)
Under new SEC rules, prices used in determining our proved reserves as of December 31, 2010 and 2009 are based upon an unweighted 12-month first day of the month average price per MMBtu (Henry Hub spot) of natural gas and per barrel of oil (West Texas Intermediate posted).  All prices are adjusted for quality, energy content, transportation fees and regional price differentials in determining proved reserves.

Production, Price and Cost History

See “Part I, Item 7.-Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Productive Wells

The following table shows the number of producing wells we owned by location at December 31, 2010:

	Crude Oil		Natural Gas
	Gross Wells	Net Wells	Gross Wells	Net Wells
Southeast Texas	16	7.2	56	31.6
South Texas	15	4.2	265	142.1
East Texas	—	—	4	2.1
Colorado & Other	28	17.1	26	6.2
Total	59	28.5	351	182.0

In addition, as of December 31, 2010, we had 159 inactive wells and 16 salt water disposal wells.

Developed and Undeveloped Acreage

Developed acreage is acreage spaced or assigned to productive wells.  Undeveloped acreage is acreage on which wells have not been drilled or completed to a point that would form the basis to determine whether the property is capable of production of commercial quantities of natural gas, crude oil and natural gas liquids.  Gross acres are the total acres in which we own a working interest.  Net acres are the sum of the fractional working interests we own in gross acres.  The following table shows the approximate developed and undeveloped acreage that we have an interest in, by location, at December 31, 2010.

	Developed		Undeveloped
	Gross Acres	Net Acres	Gross Acres	Net Acres
Southeast Texas	20,979	11,260	4,919	3,331
South Texas	77,630	42,831	11,662	8,474
East Texas	2,587	1,686	15,626	11,073
Colorado & Other	10,550	5,716	9,560	6,692
Total	111,746	61,493	41,767	29,570

Drilling Results

The following table shows the results of the wells drilled and completed for operated and non-operated properties for each of the last three fiscal years ended December 31, 2010.  No crude oil wells were drilled during this time period.

	2010	2009	2008
Gross Gas Wells
Development	9	5	18
Exploratory	1	1	5
Dry	1	1	1
Total	11	7	24

Net Gas Wells
Development	3.91	2.00	10.37
Exploratory	—	0.52	1.00
Dry	0.62	0.39	0.20
Total	4.53	2.91	11.57

At December 31, 2010, we had two wells in progress.  All dry wells drilled in the last three years were development wells.

Costs Incurred

The following table shows the costs incurred in our crude oil and gas producing activities for the past three years ended December 31, 2010:

	2010	2009	2008
Property Acquisitions:
Proved	$—	$(493,532)	$60,765,315
Unproved	5,774,043	1,833,949	57,203,337
Development Costs	47,973,323	11,398,237	86,685,192
Exploration Costs	2,000,941	11,815,450	2,520,389
Total	$55,748,307	$24,554,104	$207,174,233

These costs include crude oil and gas property acquisition, exploration and development activities regardless of whether the costs were capitalized or charged to expense, including lease rental expenses and geological and geophysical expenses and changes to the long-lived asset related to our asset retirement obligation.

Property Dispositions

The following table shows oil and gas property dispositions for the past three years ended December 31, 2010:

	2010	2009	2008
Oil and gas properties	$2,601,997	$42,995,459	$21,765,688
Accumulated DD&A	(1,406,066)	(23,158,221)	(1,659,588)
Oil and gas properties, net	$1,195,931	$19,837,238	$20,106,100

The dispositions resulted in a net loss of $1.1 million, $6.8 million and a net gain of $15.2 million for 2010, 2009 and 2008, respectively.

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

In November 2010, we were named in a lawsuit filed by a current non-operating working interest partner that asserts that he owns a larger working interest in a field than previously recognized by us, and by predecessor operators to which we have granted indemnification rights.  In dispute is whether ownership rights in specific depths were transferred through a number of decade-old poorly documented transactions.  The maximum amount asserted in the suit filed could be determined at up to $4.7 million.  We are vigorously defending this lawsuit and believe we have meritorious defenses.  We currently do not believe that this claim will have a material adverse effect on our business, financial position, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.

PART II

ITEM 5.  MARKET FOR OUR COMMON STOCK

Effective December 17, 2009, our common stock began trading on the NASDAQ Global Market under the symbol “CXPO.”  Prior to that date, our common stock was traded on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “CXPO.OB.”

The following table sets forth the range of high and low bid quotation prices per share of our common stock as reported by NASDAQ beginning with the fourth quarter 2009.  The third quarter 2009 and prior were reported by the OTCBB.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	High	Low
2010
First Quarter	$4.74	$2.58
Second Quarter	4.00	2.50
Third Quarter	3.24	2.15
Fourth Quarter	4.53	2.50

2009
First Quarter	$4.60	$0.80
Second Quarter	4.65	1.75
Third Quarter	4.30	2.26
Fourth Quarter	8.25	3.57

Stock Performance Chart

The following chart compares the yearly percentage change in the cumulative total stockholder return on our Common Stock during the five years ended December 31, 2010 with the cumulative total return of the Standard and Poor’s 500 Stock Index and of the Dow Jones U.S. Exploration and Production Index.  The comparison assumes $100 was invested on December 31, 2005 in our Common Stock and in each of the foregoing indices and assumes reinvestment of dividends.  We paid no dividends on our Common Stock during such five-year period.

Comparison of Five-Year Cumulative Total Return Among Crimson Exploration,
S&P 500 Index and the Dow Jones U.S. Exploration and Production Index

	Crimson	S&P 500 Index	DJ US Expl & Prod Index*
December 31, 2005	$100.00	$100.00	$100.00
December 31, 2006	$69.44	$113.62	$104.64
December 31, 2007	$204.44	$117.63	$149.23
December 31, 2008	$34.44	$72.36	$88.60
December 31, 2009	$48.67	$89.33	$123.16
December 31, 2010	$47.33	$100.75	$142.59

General

The following descriptions are summaries of material terms of our common stock, preferred stock, certificate of incorporation and bylaws.  This summary is qualified by reference to our certificate of incorporation, bylaws and the designations of our preferred stock, which are filed as exhibits to this Annual Report on Form 10-K, and by the provisions of applicable law.

Common Stock

We are authorized to issue up to 200.0 million shares of Common Stock, par value $0.001 per share.  As of March 9, 2011, there were approximately 45.2 million shares of Common Stock issued and outstanding and held by approximately 245 record holders.  On December 22, 2009, all shares of preferred stock, including accumulated dividends, were converted into Common Stock in conjunction with our equity offering.  Continental Stock Transfer & Trust Company, 17 Battery Place, New York, NY 10004, (212) 509-4000 is our transfer agent for our Common Stock.

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

Holders of Common Stock have no preemptive or other rights to subscribe for shares.  Holders of Common Stock are entitled to such dividends as may be declared by the Board out of funds legally available therefor.  Our revolving credit agreement and second lien credit agreement each contain customary covenants restricting our ability to pay dividends.  We have never paid cash dividends on the Common Stock and do not anticipate paying any cash dividends in the foreseeable future.

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

Share-Based Compensation

On February 28, 2005, we established our 2005 Stock Incentive Plan (“2005 Plan”) and authorized the issuance of up to approximately 2.9 million shares of Common Stock pursuant to awards under the plan.  In the third quarter 2008, our Board of Directors and a majority of our stockholders approved an amendment and restatement of our 2005 Stock Incentive Plan that provided for an increase in the number of shares of Common Stock available for award under our 2005 Stock Incentive Plan to approximately 3.9 million shares.  We also issued 250,000 shares of restricted Common Stock to our executive officers outside of these plans.  Approximately 1.7 million (1.3 million vested) stock options and 1.3 million unvested restricted shares were outstanding at December 31, 2010.  Option awards outstanding have exercise prices ranging from $2.33 to $13.25 per share.  In 2010 and 2009, respectively, 326,364 and 127,243 shares of restricted Common Stock vested, of which 33,600 and 40,921 shares were withheld by us to satisfy the employees’ tax liability resulting from the vesting of these shares, as provided for in the restricted stock agreement, with the remaining shares being released to the employees and associated directors.  At December 31, 2010, we had approximately 0.4 million shares of Common Stock available for future grant under the 2005 Plan.

Recent Sales of Unregistered Securities

As shown in the table below, during 2010, 2009 and 2008 we issued Common Stock not registered under the Securities Act of 1933 (the "Act"), as amended, in transactions we believe are exempt under Section 4(2) of the Act due to the limited number of persons involved and their relationship with us or in the case of conversions, exempt under Section 3(a)(9) of the Act.  No underwriters were used, and no underwriting discounts or commissions were paid in connection with the sales.

Date	Class	Holder(s)	Underlying Shares	Exercise/ Conversion Price	Consideration

12/22/2010	Common Stock	ACEC	1,750,000	$5.00	Private Placement

10/26/2010	Common Stock	ACEC	4,250,000	$5.00	Private Placement

12/22/2009	Common Stock	Existing Stockholders	11,800,735	$5.00	Series G Preferred Stock Conversion

12/22/2009	Common Stock	Existing Stockholders	300,001	$3.50	Series H Preferred Stock Conversion

7/11/2008	Common Stock	Existing Stockholders	14,286	$9.00	Series H Preferred Stock Conversion

2/7/2008	Common Stock	Existing Stockholder	34,821	$9.00	Series G Preferred Stock Conversion

ITEM 6.  Selected Financial Data

The following table sets forth our selected consolidated financial data for the last five years ended as of December 31, 2010.  This data should be read in conjunction with our Consolidated Financial Statements and the accompanying notes in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
	2010	2009	2008	2007	2006
Statement of Operations Data

Operating revenues	$96,541,967	$112,447,646	$186,768,273	$109,543,208	$21,659,481
Income (loss) from operations (1)	(14,314,897)	(387,836)	46,095,294	33,616,299	(2,458,685)
Net income (loss)	(30,844,897)	(34,069,990)	46,203,218	(430,517)	1,858,944
Dividends on preferred stock	—	(4,522,645)	(4,234,050)	(4,453,872)	(3,648,925)
Net income (loss) available to common stockholders	(30,844,897)	(38,592,635)	41,969,168	(4,884,389)	(1,789,981)
Net income (loss), per share
Basic	$(0.78)	$(4.91)	$7.81	$(1.13)	$(0.55)
Diluted	$(0.78)	$(4.91)	$4.46	$(1.13)	$(0.55)
Weighted average shares outstanding
Basic	39,397,486	7,861,054	5,371,377	4,330,282	3,231,000
Diluted	39,397,486	7,861,054	10,360,348	4,330,282	3,231,000

(1)	Non-cash equity-based compensation charges were $1.8 million, $2.4 million and $5.4 million, in 2010, 2009 and 2008, respectively.

	Year Ended December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data

Current assets	$27,562,216	$24,710,943	$46,347,553	$36,481,565	$4,231,983
Total assets	412,686,826	424,804,034	511,545,789	398,935,074	84,702,722
Current liabilities	47,370,072	33,486,034	83,989,610	48,879,245	10,932,155
Noncurrent liabilities	181,785,783	208,587,112	305,933,376	280,402,748	12,444,784
Stockholders’ equity	183,530,971	182,730,888	121,622,803	69,653,081	61,325,783

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

We intend to grow reserves and production by developing our existing producing property base, developing our East Texas and South Texas resource potential, and pursuing opportunistic acquisitions in areas where we have specific operating expertise.  We have developed a significant project inventory associated with our existing property base.  Our technical team has a successful track record of adding reserves through the drillbit.  Since January 2008 and through December 2010, we have drilled 42 gross (19.0 net) wells with an overall success rate of 93%.  At December 31, 2010, we had two wells in progress.

As of December 31, 2010, our proved reserves, as estimated by our independent reserve engineering firm, Netherland, Sewell & Associates, Inc., in accordance with reserve reporting guidelines mandated by the SEC, were 166.5 Bcfe, consisting of 135.7 Bcf of natural gas and 5.1 MMBbl of crude oil, condensate and natural gas liquids with a PV-10 of $239.7 million.  As of December 31, 2010, 81% of our proved reserves were natural gas, 48% were proved developed and 89% were attributed to wells and properties operated by us.  During 2010 we grew proved reserves from 97.5 Bcfe at December 31, 2009 to 166.5 Bcfe at December 31, 2010.

Recent Developments

New Second Lien Term Loan Facility

Effective December 27, 2010, we entered into a new second lien credit agreement providing for a five-year term loan in the principal amount of $175.0 million.  Proceeds from the new term loan were used to retire all $150.0 million principal amount of its existing second lien term loan at par plus accrued interest, to pay off a $2.0 million subordinated promissory note, to pay related fees and expenses, and to use the remainder to substantially reduce outstanding borrowings under our first lien revolving bank credit facility.  See “—Liquidity and Capital Resources—Capital resources.”

Amendment to Revolving Credit Agreement

Effective December 27, 2010, we entered into a sixth amendment to our senior secured revolving credit agreement.  This amendment provides, among other things, for: (i) an extension of the maturity date of our revolving credit facility to May 31, 2013; (ii) permitted issuance of the new second lien  note and related guarantees, entering into the intercreditor agreement and related security documents, and the application of the net proceeds from this offering to pay off the $150.0 million existing second lien term loan and certain other debt; (iii) a reduction of the borrowing base by 25% of the principal amount in excess of $150.0 million of the new second lien notes offered and issued hereby; (iv) a change in the maximum leverage ratio (total consolidated debt to adjusted EBITDAX, as defined in the credit agreement); (v) a maximum senior leverage ratio (total borrowings and letter of credit commitments under the revolving credit facility to adjusted EBITDAX, as defined in the credit agreement); and (vi) a change in the minimum interest coverage ratio (adjusted EBITDAX to interest expense).

Our current borrowing base under our revolving credit facility of $88.75 million is limited unless and until we enter into additional hedging agreements that would add an incremental $3.0 million in discounted present value to our reserve base. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Resources.”

Equity Issuance and Appointment of Director

On December 22, 2010, we completed a private placement transaction with America Capital Energy Corporation (“ACEC”) and announced the appointment of Mr. Ni Zhaoxing to the board of directors in connection with the completion of this transaction.  In the first step of the transaction, we issued 4,250,000 shares of common stock to ACEC on October 24, 2010 for $21.25 million and in the second step of the transaction we issued 1,750,000 shares of preferred stock for $8.75 million.  In connection with the designation of Mr. Ni to the board of directors, the issued and outstanding shares of preferred stock automatically converted into an equal number of shares of common stock, giving ACEC an aggregate ownership of approximately 13.4% of the outstanding shares of our common stock.

The common stock sold by us in this private placement transaction is not registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state laws.

ACEC is the U.S. private equity investment subsidiary of Shanghai Zhong Rong Property Group, Ltd., a private multi-faceted Shanghai-based company with operations in real estate, energy, mining, commercial property management, and financial investments.

Option Exchange Program

On February 18, 2011, we completed an option exchange program (the “Exchange Program”) pursuant to which we exchanged outstanding options, each representing the right to purchase shares of Common Stock, granted under 2005 Plan with an exercise price greater than $5.00 per share, vested and unvested (the “Eligible Options”), for new options to purchase Common Stock (the “New Options”).

The Exchange Program was effected with certain employees, including each of our named executive officers.  Under the Exchange Program, a total of 1,093,240 Eligible Options with a weighted average exercise price of $11.24 per share were exchanged for 1,093,240 New Options with an exercise price of $5.00 per share.  The table below sets forth the number of Eligible Options exchanged for an equivalent number of New Options and the weighted average exercise price of such Eligible Options held by each of our named executive officers.

	Eligible Options	Weighted Average Exercise Price
Allan D. Keel	500,000	$11.97
E. Joseph Grady	225,000	$11.38
Thomas H. Atkins	38,300	$11.60
Jay S. Mengle	45,000	$11.60
Tracy Price	90,000	$11.60
Total	898,300	$11.75

The Closing Price of the Common Stock on February 22, 2011, the trading date immediately following the completion of the Exchange Program, was $3.98; therefore, under the terms of the Exchange Program, the exercise price of the New Options was fixed at $5.00 per share.  All of the New Options are subject to a vesting schedule providing for 25% of the New Options to vest annually over the first four years following February 18, 2011.

Due to an annual limitation in the number of options to purchase Common Stock that may be issued under the 2005 Plan, Allan D. Keel, our Chief Executive Officer, was limited to exchanging only the portion of Eligible Options held by him that was not in excess of such annual limitation. We may offer to exchange at a later date the remaining 175,000 Eligible Options that are held by Mr. Keel, which have a weighted average exercise price of $9.70.

The fair value of the Eligible Options exchanged, calculated using the Black-Scholes valuation model, was $1.8 million immediately prior to the exchange.  The fair value of the New Options was calculated at $2.7 million. Therefore, the $0.9 million incremental value of the New Options over the Eligible Options and the unrecognized compensation cost for the original award as of the exchange date of $0.2 million, or $1.1 million, is being amortized using the straight line method over the new vesting period of four years, or approximately $22,000 a month.

Results of Operations

The following is a discussion of our consolidated results of operations, financial condition and capital resources.  You should read this discussion in conjunction with our Consolidated Financial Statements and the Notes thereto contained elsewhere in this Form 10-K.  Comparative results of operations for the periods indicated are discussed below.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues

	2010	2009	Change	Percent Change
Product Revenues:	(in millions, except percentages)
Natural gas sales	$59.9	$71.5	$(11.6)	-16.2%
Crude oil sales	22.0	27.3	(5.3)	-19.4%
Natural gas liquids sales	14.0	13.0	1.0	7.7%
Product revenues	$95.9	$111.8	$(15.9)	-14.2%

Natural Gas, Crude Oil and Natural Gas Liquids Sales.  Revenues from the sale of natural gas, crude oil and natural gas liquids, net of the realized effects of our hedging instruments, were $95.9 million in 2010 compared to $111.8 million in 2009, a decrease primarily due to lower production.

	2010	2009	Change	Percent Change
Sales volumes:
Natural gas (Mcf)	9,285,574	10,414,441	(1,128,867)	-10.8%
Crude oil (Bbl)	260,289	326,707	(66,418)	-20.3%
Natural gas liquids (Bbl)	346,327	426,095	(79,768)	-18.7%
Natural gas equivalents (Mcfe)	12,925,270	14,931,253	(2,005,983)	-13.4%

Sales volumes decreased to 12.9 Bcfe in 2010 from 14.9 Bcfe in 2009.  On a daily basis we produced an average of 35,412 Mcfe in 2010 compared to an average of 40,908 Mcfe in 2009.  Lower production volumes are primarily attributed to three factors: (i) the sale of our Southwest Louisiana properties in December 2009 (approximately 1,115,000 Mcfe for 2009); (ii) the loss of approximately 161,000 Mcfe resulting from the shut-in of our Liberty County fields for seven days in mid-June 2010 due to a purchaser pipeline rupture and for two weeks in April 2010 for purchaser plant maintenance; and (iii) natural field decline as a result of limited capital expenditure activity in 2009.

	2010	2009	Change	Percent Change
Average sales prices (before hedging):
Natural gas (Mcf)	$4.35	$3.97	$0.38	9.6%
Crude oil (Bbl)	79.05	56.99	22.06	38.7%
Natural gas liquids (Bbl)	40.57	30.57	10.00	32.7%
Natural gas equivalents (Mcfe)	5.80	4.89	0.91	18.6%

	2010	2009	Change	Percent Change
Average sales prices (after hedging):
Natural gas (Mcf)	$6.45	$6.86	$(0.41)	-6.0%
Crude oil (Bbl)	84.61	83.51	1.10	1.3%
Natural gas liquids (Bbl)	40.57	30.57	10.00	32.7%
Natural gas equivalents (Mcfe)	7.42	7.49	(0.07)	-0.9%

Natural gas, crude oil and natural gas liquids prices are reported net of the realized effect of our hedging agreements.  We realized gains of $1.4 million on our crude oil hedges and $19.5 million on our natural gas hedges in 2010, compared to realized gains of $8.7 million for crude oil hedges and $30.1 million for natural gas hedges in 2009.

Operating Overhead and Other Income.  Revenues representing overhead cost reimbursements billed to working interest partners on operated properties were $0.6 million in both 2010 and 2009.

Costs and Expenses

	2010	2009	Change	Percent Change
Certain Operating Expenses:	(in millions, except percentages)
Lease operating expenses	$15.0	$17.4	$(2.4)	-13.8%
Production and ad valorem taxes	6.1	7.1	(1.0)	-14.1%
Exploration expenses	1.0	2.7	(1.7)	-63.0%
General and administrative (1)	18.7	16.4	2.3	14.0%
Operating expenses (cash)	40.8	43.6	(2.8)	-6.4%
Depreciation, depletion & amortization	45.0	53.3	(8.3)	-15.6%
Share-based compensation (1)	1.8	2.4	(0.6)	-25.0%
Certain operating expenses (2)	$87.6	$99.3	$(11.7)	-11.8%

(1)	Total general and administrative costs on the Consolidated Statements of Operations include share-based compensation
(2)	Exclusive of impairment and abandonment of oil and gas properties and sales of assets

	2010	2009	Change	Percent Change
Selected Costs ($ per Mcfe):	(in millions, except percentages)
Lease operating expenses	$1.16	$1.16	$—	—
Production and ad valorem taxes	0.47	0.48	(0.01)	-2.1%
Exploration expenses	0.07	0.18	(0.11)	-61.1%
General and administrative (1)	1.45	1.10	0.35	31.8%
Operating expenses (cash)	3.15	2.92	0.23	7.9%
Depreciation, depletion & amortization	3.48	3.57	(0.09)	-2.5%
Share-based compensation (1)	0.14	0.16	(0.02)	-12.5%
Selected costs	$6.77	$6.65	$0.12	1.8%

(1)	Total general and administrative costs on the Consolidated Statements of Operations include share-based compensation

Lease Operating Expenses. Lease operating expenses for 2010 were $15.0 million, compared to $17.4 million in 2009, an overall decrease, but comparable to the $14.5 million incurred in 2009 after adjustment for the Southwest Louisiana properties sold in December 2009.

Production and Ad Valorem Tax Expenses.  Production and ad valorem tax expenses for 2010 were $6.1 million, compared to $7.1 million in 2009, a decrease resulting from lower production in 2010.

Exploration Expenses. Exploration expenses were $1.0 million in 2010 compared to $2.7 million in 2009, a decrease resulting primarily from lower geological and geophysical expenses in 2010.

Depreciation, Depletion and Amortization (“DD&A”).  DD&A expense for 2010 was $45.0 million compared to $53.3 million in 2009, a decrease due to lower production and a slightly lower per unit rate.

Impairment and Abandonment of Oil and Gas Properties.  Non-cash impairment and abandonment of oil and gas properties for 2010 was $22.3 million compared to $6.7 million in 2009.  In 2010, we incurred $0.5 million and $20.6 million in non-cash impairment expense for proved and unproved properties, respectively.  We also incurred $1.2 million in abandonment expense related to unproved properties.  In 2009, we incurred $3.2 million in non-cash impairment expense for proved properties and $2.5 million and $1.1 million in abandonment expense related to proved and unproved properties, respectively.

General and Administrative (“G&A”) Expenses.  G&A expenses were $20.5 million for 2010 compared to $18.8 million in 2009.  The increase in G&A expenses is primarily a result of higher incentive compensation and higher legal fees in 2010.  Included in G&A expense is a non-cash stock expense of $1.8 million ($0.14 per Mcfe) in 2010 compared to $2.4 million ($0.16 per Mcfe) in 2009.

Loss (Gain) on Sale of Assets. Loss on sale of assets for 2010 was $1.1 million compared to a loss on sale of assets of $6.8 million in 2009.  The loss on sale of assets in 2010 was primarily the result of the sale of our Palo Pinto properties in Southeast Texas and the final settlement on the sale of our non-core Southwest Louisiana properties.  The loss on sale of assets in 2009 was primarily the result of the sale of our non-core Southwest Louisiana properties.

Interest Expense. Interest expense was $22.3 million for 2010, compared to $23.2 million in 2009.  Lower interest costs associated with lower overall debt balances in 2010 were substantially offset by higher interest rates on our second lien credit agreement.  Total interest expense capitalized for 2010 and 2009 was $0.1 million and $25,000, respectively.

Other Financing Costs.  Other financing costs were $4.3 million for 2010 compared with $3.3 million for 2009.  These expenses are comprised primarily of the amortization of capitalized costs associated with our current and former credit agreements and of commitment fees related to the unused portion of the credit agreements.  In 2010 we wrote off $2.0 million in debt issuance costs associated with the $150.0 million second lien credit facility that was paid off in December 2010.  In 2009 we recorded $1.7 million in debt issuance costs for a $2.0 million unsecured promissory note issued in conjunction with a $10.0 million bridge loan that was paid off in December 2009.

Unrealized Gain (Loss) on Derivative Instruments.  Unrealized gain or loss on derivative instruments is the change in the mark-to-market exposure under our commodity price hedging instruments and our interest rate swaps.  This non-cash unrealized loss was $6.5 million for 2010 compared with a loss of $23.9 million for 2009.  Unrealized gain or loss will vary period to period, and will be a function of the hedges in place, the strike prices of those hedges, and the forward curve pricing of the commodities and interest rates being hedged.

Income Taxes.  Our net loss before taxes was $47.5 million for 2010 compared with $50.8 million in 2009.  After adjusting for permanent tax differences, we recorded an income tax benefit of $16.6 million for 2010, which is all deferred.  After adjusting for permanent tax differences, we recorded an income tax benefit of $16.7 million for 2009, of which $0.1 million was current tax expense and $16.6 million was deferred.  Our effective tax rates differ from the statutory rate of 35% primarily because of state and local taxes and the tax effects of permanent book-tax differences.

Dividends on Preferred Stock.  Dividends on preferred stock were zero in 2010 compared with $4.5 million in 2009.  All of the Series G and H Preferred Stock, including accrued dividends, were converted to Common Stock in December 2009 in conjunction with our Common Stock offering.  Dividends in 2009 included $4.4 million on the Series G Preferred Stock and $0.1 million on the Series H Preferred Stock.

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

Costs and Expenses

	2009	2008	Change	Percent Change
Certain Operating Expenses:	(in millions, except percentages)
Lease operating expenses	$17.4	$20.8	$(3.4)	-16.3%
Production and ad valorem taxes	7.1	16.3	(9.2)	-56.4%
Exploration expenses	2.7	2.6	0.1	3.8%
General and administrative (1)	16.4	17.0	(0.6)	-3.5%
Operating expenses (cash)	43.6	56.7	(13.1)	-23.1%
Depreciation, depletion & amortization	53.3	50.5	2.8	5.5%
Share-based compensation (1)	2.4	5.4	(3.0)	-55.6%
Certain operating expenses (2)	$99.3	$112.6	$(13.3)	-11.8%

(1)	Total general and administrative costs include share-based compensation on the Consolidated Statements of Operations
(2)	Exclusive of impairment and abandonment of oil and gas properties and sales of assets

	2009	2008	Change	Percent Change
Selected Costs ($ per Mcfe):	(in millions, except percentages)
Lease operating expenses	$1.16	$1.08	$0.08	7.4%
Production and ad valorem taxes	0.48	0.85	(0.37)	-43.5%
Exploration expenses	0.18	0.14	0.04	28.6%
General and administrative (1)	1.10	0.88	0.22	25.0%
Operating expenses (cash)	2.92	2.95	(0.03)	--1.0%
Depreciation, depletion & amortization	3.57	2.63	0.94	35.7%
Share-based compensation (1)	0.16	0.28	(0.12)	-42.9%
Selected costs	$6.65	$5.86	$0.79	13.5%

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

Exploration Expenses. Total exploration expenses were $2.7 million in 2009 compared to $2.6 million in 2008.  Exploration expenses include geological and geophysical costs, lease rentals and asset retirement obligation settlement adjustments.

Depreciation, Depletion and Amortization (“DD&A”).  DD&A expense for 2009 was $53.3 million compared to $50.5 million in 2008, due to a higher DD&A rate resulting predominately from the effect of negative price-related reserve revisions offset by lower production in 2009.

Impairment and Abandonment of Oil and Gas Properties.  Non-cash expense recorded for impairment and abandonment of oil and gas properties for 2009 was $6.7 million compared to $43.3 million in 2008.  In 2009, we incurred $3.2 million in non-cash impairment expense for proved properties and $2.5 million and $1.1 million in abandonment expense related to proved and unproved properties, respectively.  In 2008, we incurred $36.0 million in non-cash impairment expense for proved properties and $7.4 million in abandonment expense related to unproved properties.

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

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of our operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions or if different assumptions had been used.  We evaluate such estimates and assumptions on a regular basis.  We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates and assumptions used in preparation of our financial statements.  Below, we have provided expanded discussion of the more significant accounting policies, estimates and judgments.  We believe these accounting policies reflect the more significant estimates and assumptions used in preparation of our financial statements.  Please read the notes to our audited consolidated financial statements included in this Annual Report for a discussion of additional accounting policies and estimates made by management.

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

Impairment of Oil and Gas Properties

We assess our proved properties for possible impairment on an annual basis as a minimum, or as circumstances warrant, based on geological trend analysis, changes in proved reserves or relinquishment of acreage.  When impairment occurs, the adjustment is recorded to accumulated depletion.  See the discussion of impairment expenses in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Unproved Leasehold Costs

The costs of unproved leaseholds, including associated interest costs for the period activities that were in progress to bring projects to their intended use, are capitalized pending the results of exploration efforts. We regularly assess on a property-by-property basis the impairment of individual unproved properties whose acquisition costs are relatively significant. Unproved properties whose acquisition costs are not relatively significant are amortized in the aggregate over the lesser of three years or the average remaining lease term. As exploration work progresses and the reserves on significant properties are proven, capitalized costs of these properties will be subject to depreciation and depletion. If the exploration work is unsuccessful, the capitalized costs of the properties related to the unsuccessful work will be charged to exploration expense. The timing of any write-downs of these unproven properties, if warranted, depends upon the nature, timing and extent of future exploration and development activities and their results.

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

Recent Accounting Pronouncements

Accounting Standards Not Yet Adopted

Various accounting standards and interpretations were issued in 2010 with effective dates subsequent to December 31, 2010.  We have evaluated the recently issued accounting pronouncements that are effective in 2011 and believe that none of them will have a material effect on our financial position, results of operations or cash flows when adopted.

Further, we are closely monitoring the joint standard-setting efforts of the Financial Accounting Standards Board and the International Accounting Standards Board.  There are a large number of pending accounting standards that are being targeted for completion in 2011 and beyond, including, but not limited to, standards relating to revenue recognition, accounting for leases, fair value measurements, accounting for financial instruments, disclosure of loss contingencies and financial statement presentation.  Because these pending standards have not yet been finalized, at this time we are not able to determine the potential future impact that these standards will have, if any, on our financial position, results of operations or cash flows.

Commitments and Contingencies

The following table provides information about our obligations as of December 31, 2010:

	Long-term debt	Interest	Operating leases (2)	Asset retirements	Executive compensation	ASC Topic 740 (1)
2011	$—	$22,371,458	$1,527,859	$718,742	$1,560,000	$—
2012	—	22,371,458	1,448,744	326,958	82,417	—
2013	4,000,000	22,259,041	1,419,933	437,264	—	—
2014	—	22,178,819	118,328	401,632	—	—
2015	175,000,000	21,996,530	—	724,104	—	—
Thereafter	—	—	—	9,950,072	—	518,219
Total	$179,000,000	$111,177,306	$4,514,864	$12,558,772	$1,642,417	$518,219

(1)
FASB ASC Topic 740 (previously reported as FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, An interpretation of FASB Statement No. 109”).  We cannot predict at this time when this obligation may be required to be paid, if at all.

(2)	Operating leases include contracts related to office space, compressors, vehicles, office equipment and other.

Liquidity and Capital Resources

Our primary cash requirements during the year are for capital expenditures, working capital, operating expenses, acquisitions and principal and interest payments on indebtedness.  Our primary sources of liquidity are cash generated by operations and amounts available to be drawn under our revolving credit facility.  To the extent our cash requirements exceed our sources of liquidity, we will be required to fund our cash requirements through other means, such as through debt and equity financing activities, asset monetization or the curtailment of capital expenditures.

Second Lien Credit Agreement

We entered into a new second lien credit agreement with Barclays Bank Plc, as agent, and the lender parties thereto which provided for term loans, made to us in a single draw, in an aggregate principal amount of $175 million on December 27, 2010.  Our second lien credit agreement replaced our then existing $150 million second lien credit agreement with Credit Suisse, which was paid off in full and terminated at closing.  Our second lien credit agreement matures on December 27, 2015.  At December 31, 2010, we had a principal amount of $175.0 million outstanding under our second lien credit agreement, with a discount of $7.0 million using the estimated market value interest rate at the time of issuance, for a net balance of $168.0 million.

Equity Issuance

On December 22, 2010, we completed a private placement transaction with America Capital Energy Corporation (“ACEC”) and announced the appointment of Mr. Ni Zhaoxing to the board of directors in connection with the completion of this transaction.  In the first step of the transaction, we issued 4,250,000 shares of common stock to ACEC on October 24, 2010 for $21.25 million and in the second step of the transaction we issued 1,750,000 shares of preferred stock for $8.75 million.  In connection with the completion of the second and final step of the private placement and the designation of Mr. Ni to the board of directors, the issued and outstanding shares of preferred stock automatically converted into an equal number of shares of common stock, giving ACEC an aggregate ownership of approximately 13.4% of the outstanding shares of our common stock.  We intend to use the net proceeds from the private placement for general corporate purposes, including the continued development of our significant inventory of drilling prospects.

Liquidity and cash flow

Our working capital deficit was $19.8 million as of December 31, 2010, compared to a working capital deficit of $8.8 million as of December 31, 2009, an increase due to a more active drilling program in 2010.  The following table provides the components and changes in working capital as of December 31, 2010 and 2009, respectively.

	2010	2009	Change
Current assets		(in millions)
Accounts receivable - net	$14.2	$14.8	$(0.6)
Prepaid expenses	0.2	—	0.2
Derivative instruments	6.9	9.9	(3.0)
Deferred tax asset, net	6.3	—	6.3
Total current assets	27.6	24.7	2.9

Current liabilities
Current portion of long-term debt	—	—	—
Accounts payable and accrued liabilities	43.6	29.1	14.5
Income tax payable	—	0.3	(0.3)
Asset retirement obligations	0.7	0.3	0.4
Derivative instruments	3.1	0.9	2.2
Deferred tax liability, net	—	2.9	(2.9)
Total current liabilities	47.4	33.5	13.9

Working capital (deficit)	$(19.8)	$(8.8)	$(11.0)

The table below summarizes certain measures of liquidity and capital expenditures, as well as our sources of capital from internal and external sources, for the past three years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
	2010	2009	2008
Financial Measures		(in millions)
Net cash provided by operating activities	$48.0	$9.7	$143.8
Net cash used in investing activities	(54.9)	(13.8)	(165.4)
Net cash provided by financing activities	6.9	4.2	16.7
Cash and cash equivalents	—	—	—
Capital expenditures, including acquisitions	54.7	21.4	200.3

Net cash provided by operating activities was $48.0 million for the twelve months ended December 31, 2010, compared to $9.7 million for the twelve months ended December 31, 2009, as 2009 was impacted by a $37 million reduction in working capital due to the satisfaction of high year end 2008 current liabilities related to an active late 2008 drilling program.  During 2010, the net cash provided by operating activities, before changes in working capital, was $33.6 million compared with net cash provided by operating activities, before changes in working capital, of $46.8 million in 2009, a decrease resulting primarily from lower sales revenues from lower production.

Net cash used in investing activities, which consists primarily of capital expenditures on oil and gas drilling projects and leasehold acquisitions, was $54.9 million for the twelve months ended December 31, 2010 compared to $13.8 million for the twelve months ended December 31, 2009.  Net cash used for investing activities during 2009 was expenditures of $21.4 million related to our 2009 capital program, offset in part by $7.3 million in cash proceeds from the sale of certain Southwest Louisiana properties.

Net cash provided by financing activities was $6.9 million for the twelve months ended December 31, 2010 compared to $4.2 million for the twelve months ended December 31, 2009.  Net cash provided by financing activities during 2010 was primarily the result of net proceeds of $30.0 million from the sale of common stock, offset in part by net repayments of outstanding borrowings of $21.0 million under our revolving credit agreement.  Net cash provided by financing activities during 2009 was primarily the result of net proceeds of $92.9 million from the sale of stock, offset by net repayments of outstanding borrowings of $85.7 million under our revolving credit agreement.

Capital resources

We have a revolving credit agreement with Wells Fargo Bank, National Association (“Wells Fargo Bank”), as agent, and the lender parties thereto that currently provides for an $88.75 million borrowing base, based on our current proved crude oil and natural gas reserves.  The borrowing base is periodically determined by our banks based primarily upon an evaluation of our proved oil and gas reserves, which can be impacted by changes in commodity prices including hedged positions, drilling costs and results, production, and other revisions, additions and sales of reserves.  The borrowing base is subject to semi-annual redeterminations, although our lenders may elect to make one additional unscheduled redetermination between scheduled redetermination dates.  All principal amounts, together with all accrued and unpaid interest owed under the agreement, will be due and payable in full on May 31, 2013 under the sixth amendment to the credit agreement.  The credit agreement also provides for the issuance of letters-of-credit up to a $5.0 million sub-limit.

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

At March 9, 2011, we had zero outstanding under our revolving credit agreement, with full availability under our revolving credit agreement of $88.75 million.

We also have a new second lien credit agreement with Barclays Bank Plc, as agent, and the lender parties thereto which provided for term loans, made to us in a single draw, in an aggregate principal amount of $175.0 million.  Our second lien credit agreement replaced our then existing $150.0 million second lien credit agreement with Credit Suisse, which was paid off in full and terminated on December 27, 2010.  Our second lien credit agreement matures on December 27, 2015.

Advances under our new second lien credit agreement are in the form of either base rate loans or LIBOR loans.  The interest rate on the base rate loans fluctuates based upon the greatest of (i) 4.00% per annum, (ii) the “prime rate”, (iii) the Federal Funds Effective Rate plus ½ of 1% and (iv) the LIBOR rate for a one month interest period plus 1.00%.  The applicable margin for base rate loans is 8.50%.  The interest rate on the LIBOR loans fluctuates based upon the higher of (i) 3.0% per annum and (ii) the LIBOR rate per annum.  The applicable margin for LIBOR loans is 9.50%.

Our revolving credit agreement and second lien credit agreement are secured by liens on substantially all of our assets, including the capital stock of our subsidiaries.  The liens securing the obligations under our second lien credit agreement are junior to those under our revolving credit agreement.  Unpaid interest is payable under our credit agreements as borrowings mature and renew.

We utilize financial commodity price hedge instruments to minimize exposure to declining prices on our crude oil and natural gas liquids production.  We currently have 12.5 Bcfe of equivalent production hedged for 2011 and 2012, consisting of 6.0 Bcf of natural gas hedges, 225.8 MBbl of crude oil hedges and 2.1 million gallons of natural gas liquids hedges in place for 2011, at average floor prices of $6.31/MMBtu, $77.83/Bbl and $7.32/gallon, respectively and 3.8 Bcf of natural gas hedges and 175.2 MBbl of crude oil hedges in place for 2012 at average floor prices of $5.00/MMBTU and $84.99/Bbl, respectively.  We used a series of swaps and costless collars to accomplish our commodity hedging position.  We also constructively fixed the base LIBOR on $150.0 million of our variable rate debt by entering into interest rate swaps at a weighted average swap price of 2.9%.

At March 9, 2011, we had a principal amount of $175.0 million outstanding under our second lien credit agreement, with a discount of approximately $7.0 million using the estimated market value interest rate at the time of issuance, for a net balance of $168.0 million.

Covenant compliance

Our credit agreements require us to maintain compliance with specified financial ratios and satisfy certain financial condition tests.  Our compliance with these covenants is tested each quarter.  At December 31, 2010, we were in compliance with the covenants under our revolving credit agreement and second lien credit agreements.  See Note 9 —“Debt” for a more detailed description of terms and provisions of our credit agreements.

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

Our 2011 capital budget is currently forecast to be approximately $60 million, exclusive of acquisitions on our resource plays and conventional producing properties.  We plan to drill 13 gross (7.9 net) wells in 2011, two of which are already in progress.  The actual number of wells drilled and the amount of our 2011 capital expenditures will depend on market conditions, availability of capital and drilling and production results.

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

	Average Prices(1)
			Natural	Per
	Natural		Gas	Equivalent
	Gas	Crude Oil	Liquids	Mcf
	(per Mcf)	(per Bbl)	(per Bbl)
2010
First	$6.96	$83.77	$46.25	$7.90
Second	6.91	84.66	38.99	7.77
Third	6.47	84.76	34.60	7.21
Fourth	5.74	85.02	43.64	7.02

2009
First	$6.71	$77.18	$22.51	$7.08
Second	6.71	80.62	27.37	7.29
Third	6.92	87.85	31.50	7.60
Fourth	7.20	92.19	42.87	8.15

2008
First	$8.39	$78.62	$57.18	$9.39
Second	10.23	95.52	55.73	10.94
Third	9.68	92.54	63.49	10.67
Fourth	7.20	68.42	28.84	7.52

(1)	Average sales price are shown net of the settled amounts of our natural gas and crude oil hedge contracts.

Off Balance Sheet Arrangements

We may enter into off-balance sheet arrangements that can give rise to off-balance sheet obligations.  As of December 31, 2010, the primary off-balance sheet arrangements that we have entered into included drilling rig contracts and operating lease agreements, all of which are customary in the oil and gas industry.  Other than the off-balance sheet arrangements listed above, we have no other arrangements that are reasonably likely to materially affect our liquidity or availability of or requirements for capital resources.

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

During the three months ended December 31, 2010, there has been no change to our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, these controls.

Management’s Report on Internal Control over Financial Reporting

Management’s annual report on internal control over financial reporting as of December 31, 2010 is in “Item 8. Financial Statements and Supplementary Data” in Part II of this Annual Report on Form 10-K and is incorporated herein by reference.

Our management assesses the effectiveness of our internal control over financial reporting using criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

ITEM 9B.  Other Information

None

PART III

ITEM 10.  Directors and Executive Officers of the Registrant

Information regarding directors and executive officers of the registrant is incorporated herein by reference to our Proxy Statement to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2010.

ITEM 11.  Executive Compensation

Information regarding executive compensation is incorporated herein by reference to our Proxy Statement to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2010.

ITEM 12.  Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to our Proxy Statement to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2010.

ITEM 13.  Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is incorporated herein by reference to our Proxy Statement to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2010.

ITEM 14.  Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to our Proxy Statement to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2010.

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

Exploratory well.  A well drilled to find a new field or to find a new reservoir in a field previously found to be productive of natural gas or crude oil in another reservoir.

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

Report of Management
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2010 and 2009
Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
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

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 5, 2005)

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Appendix A to the Company’s Definitive Information Statement on Schedule 14C filed August 18, 2006)

3.3	Certificate of Designation, Preferences and Rights of Series I Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 29, 2010)

3.4	Bylaws of Crimson Exploration Inc. (incorporated by reference to Exhibit 3.7 to the Company’s Current Report on Form 8-K filed July 5, 2005)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 3.7 to the Company’s Current Report on Form 8-K filed July 5, 2005)

4.2
Letter Agreement by and among GulfWest Energy Inc., a Texas corporation, GulfWest Oil & Gas Company and the investors listed on the signature page thereof, dated April 22, 2004 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 10, 2004)

ITEM 15.  Exhibits and Financial Statement Schedules. (continued)

Number	Description

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

10.7
Subscription Agreement between Crimson Exploration Inc. and America Capital Energy Corporation dated September 24, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 29, 2010)

10.8
Option Agreement between Crimson Exploration Inc. and America Capital Energy Corporation dated October 26, 2010 (incorporated by reference to Exhibit 10.2 of the  Company’s Current Report on Form 8-K filed on October 29, 2010)

10.9
Oil and Gas Property Acquisition, Exploration and Development Agreement with Summit Investment Group-Texas, L.L.C. effective December 1, 2001 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement No. 333-116048  on Form S-1)

ITEM 15.  Exhibits and Financial Statement Schedules. (continued)

Number	Description

#10.10
Amended and Restated Employment Agreement between Tracy Price and Crimson Exploration Inc., dated December 30, 2008 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K  for the fiscal year ended December 31, 2010)

#10.11
Amended and Restated Employment Agreement between Tommy Atkins and Crimson Exploration Inc., dated December 29, 2008 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K  for the fiscal year ended December 31, 2008)

#10.12
Amended and Restated Employment Agreement between Jay S. Mengle and Crimson Exploration Inc., dated December 31, 2008 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K  for the fiscal year ended December 31, 2008)

#10.13	Summary terms of Director Compensation Plan (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

#10.14	Form of director and officer restricted stock grant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 21, 2005)

#10.15
Form of executive officer restricted stock grant for grants outside the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 7, 2007)

10.16
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

#10.17
Crimson Exploration Inc. 2005 Stock Incentive Plan, Amended and Restated Effective as of August 15, 2008 (incorporated by reference to Exhibit A of the Company’s Information Statement on Schedule 14C filed September 25, 2008)

#10.18
Form of Restricted Stock Award used in connection with option exchange and in connection with the Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 11, 2008)

#10.19	Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

#10.20	Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

#10.21
Long Term Performance Plan Form of Restricted Stock Award Agreement for Employees (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

ITEM 15.  Exhibits and Financial Statement Schedules. (continued)

Number	Description

#10.22
Long Term Incentive Performance Plan Form of Stock Option Agreement for Employees (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

#10.23
Long Term Incentive Performance Plan Form of Restricted Stock Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

#10.24
Long Term Incentive Performance Plan Form of Restricted Stock Option Agreement for Executive Officers (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

10.25
First Amendment, dated as of July 31, 2009, to the Amended and Restated Credit Agreement, dated as of May 31, 2007, by and among Crimson Exploration Inc., the guarantor party thereto, the lender parties thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K  filed August 5, 2009)

10.26
Second Amendment, dated as of November 6, 2009, to the Amended and Restated Credit Agreement, dated as of May 31, 2007, among Crimson Exploration Inc., the guarantor party thereto, the lender parties thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 13, 2009)

10.27
Third Amendment and Limited Waiver, dated as of November 6, 2009, to the Amended and Restated Credit Agreement, dated as of May 31, 2007, among Crimson Exploration Inc., the guarantor party thereto, the lender parties thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 13, 2009)

10.28
Promissory Note, dated November 6, 2009, made by Crimson Exploration Inc. to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed November 13, 2009)

10.29
Fourth Amendment, dated as of December 7, 2009, to the Amended and Restated Credit Agreement, dated as of May 31, 2007, among Crimson Exploration Inc., the guarantor party thereto, the lender parties thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K  filed December 10, 2009)

10.30
Fifth Amendment dated as of June 9, 2010, to the Amended and Restated Credit Agreement, dated as of May 31, 2007, by and among Crimson Exploration Inc., as borrower, the Guarantors party thereto, the Lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010

# 10.31
Employment Agreement between Carl Isaac and Crimson Exploration Inc., dated May 10, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q  for the quarter ended June 30, 2010)

10.32
Registration Rights Agreement between Crimson Exploration Inc. and America Capital Energy corporation, dated as of December 22, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 28, 2010)

ITEM 15.  Exhibits and Financial Statement Schedules. (continued)

Number	Description

10.33
Second Lien Credit Agreement, dated as of December 27, 2010, among Crimson Exploration Inc., as borrower, Barclays Bank PLC, as agent, and each lender from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 28, 2010)

10.35
Sixth Amendment, dated as of December 27, 2010, to the Amended and Restated Credit Agreement, dated as of May 31, 2007, among Crimson Exploration Inc., the guarantor party thereto, the lender parties thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 28, 2010)

10.41
Intercreditor Agreement, dated as of December 27, 2010, among Crimson Exploration Inc., as borrower, Wells Fargo Bank, National Association, as First Lien Agent, and Barclays Bank PLC, as Second Lien Agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 28, 2010)

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

*99.1
Estimate of Reserves and Future Revenue to the Crimson Exploration Inc. Interest in Certain Oil and Gas Properties located in the United States and in the Gulf of Mexico as of December 31, 2010 provided by Netherland, Sewell and Associates, Inc.

* filed herewith
# management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRIMSON EXPLORATION INC.

Date:	March 18, 2011	By	/s/ Allan D. Keel
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

Signature	Title	Date

/s/ Allan D. Keel	President, Chief Executive Officer
Allan D. Keel	and Director	March 18, 2011
/s/ E. Joseph Grady	Senior Vice President and
E. Joseph Grady	Chief Financial Officer	March 18, 2011
/s/ B. James Ford
B. James Ford	Director	March 18, 2011
/s/ Lon McCain
Lon McCain	Director	March 18, 2011
/s/ Lee B. Backsen
Lee B. Backsen	Director	March 18, 2011
/s/ Adam C. Pierce
Adam C. Pierce	Director	March 18, 2011
/s/ Cassidy J. Traub
Cassidy J. Traub	Director	March 18, 2011
/s/ Ni Zhaoxing
Ni Zhaoxing	Director	March 18, 2011

CRIMSON EXPLORATION INC.

FINANCIAL REPORT

DECEMBER 31, 2010

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —Integrated Framework.  Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2010.

/s/ Allan D. Keel
Allan D. Keel
President and Chief Executive Officer

/s/ E. Joseph Grady
E. Joseph Grady
Senior Vice President and Chief Financial Officer

Houston, Texas
MARCH 18, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Crimson Exploration Inc.

We have audited the accompanying consolidated balance sheets of Crimson Exploration Inc. and subsidiaries (collectively, the “Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crimson Exploration Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Houston, Texas

March 18, 2011

PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
	December 31,
	2010	2009

CURRENT ASSETS
Cash and cash equivalents	$—	$—
Accounts receivable, net of allowance (see Note 2)	14,225,932	14,773,246
Prepaid expenses	168,766	—
Derivative instruments	6,836,366	9,937,697
Deferred tax asset, net	6,331,152	—
Total current assets	27,562,216	24,710,943

PROPERTY AND EQUIPMENT
Oil and gas properties (successful efforts method of accounting)	590,248,138	559,565,531
Other property and equipment	3,345,798	3,679,515
Accumulated depreciation, depletion and amortization	(213,547,504)	(170,117,319)
Total property and equipment, net	380,046,432	393,127,727

NONCURRENT ASSETS
Deposits	34,743	104,697
Debt issuance cost	2,364,469	4,347,298
Derivative instruments	—	2,513,369
Deferred tax asset, net	2,678,966	—
Total noncurrent assets	5,078,178	6,965,364

TOTAL ASSETS	$412,686,826	$424,804,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$—	$19,014
Accounts payable	30,795,692	20,263,343
Income tax payable	—	250,931
Accrued liabilities	12,799,176	8,852,310
Asset retirement obligations	732,126	330,287
Derivative instruments	3,043,078	872,849
Deferred tax liability, net	—	2,897,300
Total current liabilities	47,370,072	33,486,034

NONCURRENT LIABILITIES
Long-term debt, net of current portion	172,013,490	192,749,751
Asset retirement obligations	9,101,895	9,372,366
Derivative instruments	—	1,284,105
Deferred tax liability, net	—	4,471,023
Other noncurrent liabilities	670,398	709,867
Total noncurrent liabilities	181,785,783	208,587,112

Total liabilities	229,155,855	242,073,146

COMMITMENTS AND CONTINGENCIES (see Note 10)

STOCKHOLDERS’ EQUITY
Common stock (Par value $0.001; 200,000,000 shares authorized; 44,952,405 and 38,578,204 shares issued and 44,857,259 and 38,516,658 shares outstanding as of December 31, 2010 and 2009, respectively)	44,952	38,578
Additional paid-in capital	241,488,749	209,738,513
Retained deficit	(57,506,788)	(26,661,891)
Treasury stock (At cost, 95,146 and 61,546 shares as of December 31, 2010 and 2009, respectively)	(495,942)	(384,312)
Total stockholders’ equity	183,530,971	182,730,888

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$412,686,826	$424,804,034

The Notes to Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2010	2009	2008

OPERATING REVENUES
Natural gas sales	$59,861,551	$71,494,889	$116,414,956
Crude oil sales	22,021,906	27,283,772	41,860,385
Natural gas liquids sales	14,048,766	13,024,103	27,404,774
Operating overhead and other income	609,744	644,882	1,088,158
Total operating revenues	96,541,967	112,447,646	186,768,273

OPERATING EXPENSES
Lease operating expenses	15,001,954	17,358,670	20,824,629
Production and ad valorem taxes	6,061,033	7,131,400	16,266,493
Exploration expenses	967,322	2,723,953	2,609,593
Depreciation, depletion and amortization	45,022,272	53,294,809	50,466,966
Impairment and abandonment of oil and gas properties	22,254,059	6,721,215	43,309,365
General and administrative	20,480,608	18,757,981	22,405,639
Loss (gain) on sale of assets	1,069,616	6,847,454	(15,209,706)
Total operating expenses	110,856,864	112,835,482	140,672,979

INCOME (LOSS) FROM OPERATIONS	(14,314,897)	(387,836)	46,095,294

OTHER INCOME (EXPENSE)
Interest expense, net of amount capitalized	(22,324,535)	(23,172,082)	(21,108,603)
Other financing costs	(4,311,779)	(3,341,854)	(1,501,627)
Unrealized (loss) gain on derivative instruments	(6,500,825)	(23,862,580)	49,408,961
Total other income (expense)	(33,137,139)	(50,376,516)	26,798,731

INCOME (LOSS) BEFORE INCOME TAXES	(47,452,036)	(50,764,352)	72,894,025

Income Tax Benefit (Expense)	16,607,139	16,694,362	(26,690,807)

NET INCOME (LOSS)	(30,844,897)	(34,069,990)	46,203,218

Dividends on Preferred Stock	—	(4,522,645)	(4,234,050)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(30,844,897)	$(38,592,635)	$41,969,168

NET INCOME (LOSS) PER SHARE
Basic	$(0.78)	$(4.91)	$7.81
Diluted	$(0.78)	$(4.91)	$4.46

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	39,397,486	7,861,054	5,371,377
Diluted	39,397,486	7,861,054	10,360,348

The Notes to Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

	NUMBER OF SHARES
	OUTSTANDING
	PREFERRED STOCK	COMMON STOCK	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	TREASURY STOCK	TOTAL STOCKHOLDERS’ EQUITY
BALANCE, DECEMBER 31, 2007	83,200	5,127,937	$832	$5,128	$89,507,073	$(19,859,952)	$—	$69,653,081
Current year net income	—	—	—	—	—	46,203,218	—	46,203,218
Share-based compensation	—	547,168	—	547	5,670,051	—	—	5,670,598
Stock options exercised	—	75,000	—	75	346,425	—	—	346,500
Preferred G converted	(500)	27,778	(5)	28	(23)	—	—	—
Preferred H converted	(100)	14,286	(1)	14	(13)	—	—	—

Dividends paid on preferred stock	—	15,743	—	16	153,362	(153,378)	—	—
Treasury stock	—	(20,625)	—	—	—	—	(250,594)	(250,594)
BALANCE, DECEMBER 31, 2008	82,600	5,787,287	826	5,808	95,676,875	26,189,888	(250,594)	121,622,803
Current year net loss	—		—	—	—	(34,069,990)	—	(34,069,990)
Share-based compensation	—	661,156	—	661	2,400,231	—	—	2,400,892
Preferred G converted	(80,500)	8,050,000	(805)	8,050	(7,245)	—	—	—
Preferred H converted	(2,100)	300,001	(21)	300	(279)	—	—	—

Dividends paid on preferred stock	—	3,759,135	—	3,759	18,778,030	(18,781,789)	—	—
Common stock issuance	—	20,000,000	—	20,000	92,890,901	—	—	92,910,901
Treasury stock	—	(40,921)	—	—	—	—	(133,718)	(133,718)
BALANCE, DECEMBER 31, 2009	—	38,516,658	—	38,578	209,738,513	(26,661,891)	(384,312)	182,730,888
Current year net loss	—	—	—	—	—	(30,844,897)	—	(30,844,897)
Share-based compensation	—	345,820	—	346	1,788,685	—	—	1,789,031
Stock options exercised	—	28,381	—	28	68,086	—	—	68,114
Common stock issuance	—	6,000,000	—	6,000	29,893,465	—	—	29,899,465
Treasury stock	—	(33,600)	—	—	—	—	(111,630)	(111,630)
BALANCE, DECEMBER 31, 2010	—	44,857,259	$—	$44,952	$241,488,749	$(57,506,788)	$(495,942)	$183,530,971

The Notes to Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(30,844,897)	$(34,069,990)	$46,203,218
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	45,022,272	53,294,809	50,466,966
Asset retirement obligations	(162,668)	(375,149)	(546,840)
Stock compensation expense	1,789,031	2,400,892	5,434,992
Amortization of debt issuance cost	3,929,136	3,156,687	1,091,929
Discount on notes payable	263,739	10,794	—
Deferred charges	—	1,324,907	75,093
Deferred income taxes	(16,378,441)	(16,572,200)	25,563,734
Impaired and abandoned oil and gas properties	22,254,059	6,721,215	43,309,365
Loss (gain) on sale of assets	1,069,616	6,847,454	(15,209,706)
Unrealized loss (gain) on derivative instruments	6,500,825	23,862,580	(49,408,961)
Provision for bad debts	167,819	239,676	—
Changes in operating assets and liabilities:
Decrease in accounts receivable – trade, net	379,494	6,065,890	8,973,958
Decrease (increase) in prepaid expenses	(168,766)	77,293	153,577
(Decrease) increase in accounts payable and accrued liabilities	14,188,815	(43,329,185)	27,661,406
Net cash provided by operating activities	48,010,034	9,655,673	143,768,731

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of assets	(224,776)	7,553,480	34,923,332
Acquisition of oil and gas properties	—	493,532	(58,481,721)
Capital expenditures	(54,745,840)	(21,893,154)	(141,794,612)
Deposits	69,954	—	(10,106)
Net cash used in investing activities	(54,900,662)	(13,846,142)	(165,363,107)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	29,967,579	92,910,901	346,500
Purchase of treasury stock	(111,630)	(133,718)	(250,594)
Payments on debt	(286,802,034)	(196,079,649)	(132,393,063)
Proceeds from debt	265,783,020	110,367,869	149,009,022
Debt issuance expenditures	(1,946,307)	(2,874,934)	—
Net cash provided by financing activities	6,890,628	4,190,469	16,711,865

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	(4,882,511)

CASH AND CASH EQUIVALENTS,
Beginning of year	—	—	4,882,511

CASH AND CASH EQUIVALENTS,
End of year	$—	$—	$—

Cash paid for interest, net of capitalized interest	$25,982,510	$20,092,443	$22,484,711
Cash paid for income taxes	$22,233	$173,851	$580,129

The Notes to Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

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

We intend to grow reserves and production by developing our existing producing property base, developing our East Texas and South Texas resource potential, and pursuing opportunistic acquisitions in areas where we have specific operating expertise.  We have developed a significant project inventory of associated with our existing property base.  Our technical team has a successful track record of adding reserves through the drillbit.  Since January 2008, we have drilled 42 gross (19.0 net) wells with an overall success rate of 93%.  At December 31, 2010, we had two wells in progress.

As of December 31, 2010, our proved reserves, as estimated by our independent reserve engineering firm, Netherland, Sewell & Associates, Inc., in accordance with reserve reporting guidelines mandated by the SEC, were 166.5 Bcfe, consisting of 135.7 Bcf of natural gas and 5.1 MMBbl of crude oil, condensate and natural gas liquids, with a PV-10 of $239.7 million.  As of December 31, 2010, 81% of our proved reserves were natural gas, 48% were proved developed and 89% were attributed to wells and properties operated by us.  During 2010 we grew proved reserves from 97.5 Bcfe at December 31, 2009 to 166.5 Bcfe at December 31, 2010.  Our average daily production decreased from 40.9 MMcfe/d for the twelve months ended December 31, 2009 to 35.4 MMcfe/d for the twelve months ended December 31, 2010.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates included in the consolidated financial statements are: (1) natural gas, crude oil and natural gas liquids revenues and reserves; (2) depreciation, depletion and amortization; (3) valuation allowances associated with income taxes and accounts receivables; (4) accrued assets and liabilities; (5) stock-based compensation; (6) asset retirement obligations;

(7) valuation of derivative instruments and (8) impairment of oil and gas properties.  Although management believes these estimates are reasonable, changes in facts and circumstances or discovery of new information may result in revised estimates.  Actual results could differ from those estimates.

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

We emphasize that reserve estimates are inherently imprecise.  Accordingly, the estimates are expected to change as more current information becomes available.  Our policy is to deplete capitalized natural gas, crude oil and natural gas liquids costs on the unit of production method, based upon these reserve estimates.  It is possible that, because of changes in market conditions or the inherent imprecise nature of these reserve estimates, that the estimates of future cash inflows, future gross revenues, the amount of natural gas, crude oil and natural gas liquids reserves, the remaining estimated lives of the natural gas and crude oil properties, or any combination of the above may be increased or reduced.  See Note 17 – “Oil and Gas Reserves (unaudited)” for further information.

Capitalized Interest

Interest is capitalized as part of the historical cost of acquiring assets.  Natural gas and crude oil investments in exploration and development drilling activities that are in progress qualify for interest capitalization.  Capitalized interest is calculated by multiplying the weighted-average interest rate on debt used to finance the asset by the amount of qualifying costs.  Capitalized interest cannot exceed gross interest expense.  Any associated capitalized interest is transferred to the appropriate asset and is depleted by the unit of production method.  Capitalized interest was approximately $0.1 million, $25,000 and $0.9 million in 2010, 2009 and 2008 respectively.

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

Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs, changes in the risk-free rate or changes in the remaining lives of the wells, or if federal or state regulators enact new plugging and abandonment requirements.  At the time of abandonment, we recognize a gain or loss on abandonment to the extent that actual costs do not equal the estimated costs.  This gain or loss on abandonment is included in impairment and abandonment of oil and gas properties expense.

Impairment of Oil and Gas Properties

Impairments, measured using fair market value, are recognized whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable and the future undiscounted cash flows attributable to the asset are less than its carrying value.  See Note 3 — "Oil and Gas Properties" for further information.

Unproved Leasehold Costs

The costs of unproved leaseholds, including associated interest costs for the period activities that were in progress to bring projects to their intended use, are capitalized pending the results of exploration efforts. We regularly assess on a property-by-property basis the impairment of individual unproved properties whose acquisition costs are relatively significant. Unproved properties whose acquisition costs are not relatively significant are amortized in the aggregate over the lesser of three years or the average remaining lease term. As exploration work progresses and the reserves on significant properties are proven, capitalized costs of these properties will be subject to depreciation and depletion. If the exploration work is unsuccessful, the capitalized costs of the properties related to the unsuccessful work will be charged to exploration expense. The timing of any write-downs of these unproven properties, if warranted, depends upon the nature, timing and extent of future exploration and development activities and their results.

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

The allowance for doubtful accounts is recognized by management based upon a review of specific customer balances, historical losses and general economic conditions.  The allowance for doubtful accounts at December 31, 2010 and 2009 was $579,143 and $411,324, respectively.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share are based on the weighted-average number of outstanding common shares.  Diluted earnings (loss) per-share are based on the weighted-average number of outstanding common shares and the effect of all potentially diluted common shares.  See Note 13 – “Income (Loss) Per Common Share” for further information.

Share-Based Compensation

We measure the grant date fair value of stock options and other stock-based compensation issued to employees and directors and expense the fair value over the requisite service period of the award.  It is our policy to issue new shares for any options exercised.  We use the Black-Scholes option pricing model to measure the fair value of stock options.

We estimate forfeitures based on historical data in calculating the expense related to stock-based compensation as opposed to recognizing forfeitures as they occur.  All of our unvested options are held by our executive officers, employees and directors.  See Note 12 – “Share-Based Compensation” for further information.

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

We adopted FASB ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”) on January 1, 2010. ASU 2010-06 requires, among other items, reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by FASB ASC 820.  The adoption of this ASU did not have a material impact on our financial position, results of operations or cash flows.

3.	Oil and Gas Properties

The following tables set forth certain information with respect to our oil and gas producing activities (all within the United States) for the periods presented:

Capitalized Costs Relating to Oil and Gas Producing Activities:

	2010	2009
Unproved oil and gas properties	$31,885,067	$68,614,143
Proved oil and gas properties	519,765,781	461,679,614
Wells and related equipment and facilities	38,597,290	29,271,774
	590,248,138	559,565,531
Less accumulated depreciation, depletion and amortization	(211,506,271)	(168,431,710)
Net capitalized costs	$378,741,867	$391,133,821

The following table sets forth the composition of exploration expenses:

	2010	2009	2008
Lease rental expense	$70,839	$224,258	$172,384
Geological and geophysical	591,909	1,733,426	1,692,102
Settled asset retirement obligations	304,574	766,269	745,107
	$967,322	$2,723,953	$2,609,593

The following table sets forth the composition of impairment and abandonment expenses:

	2010		2009	2008
Impairment of proved properties	$473,105		$3,183,256	$35,953,586	(2)
Impairment of unproved properties	20,578,921	(1)	—	—
Abandonment of proved properties	—		2,475,642	—
Abandonment of unproved properties	1,202,033		1,062,317	7,355,779	(3)
	$22,254,059		$6,721,215	$43,309,365

(1)	Primarily related to acreage in East Texas

(2)	$25.8 million was related to our Madisonville Field in Southeast Texas and $10.2 million was primarily related to our Grand Lake Field in Southwest Louisiana which was sold in December 2009

(3)	Primarily related to the release of our undeveloped leasehold position that we acquired from Core Natural Resources in Culberson County, Texas in 2006

Costs Incurred in Oil and Gas Producing Activities:

	2010	2009	2008
Property Acquisitions
Proved	$—	$(493,532)	$60,765,315
Unproved	5,774,043	1,833,949	57,203,337
Development Costs	47,973,323	11,398,237	86,685,192
Exploration Costs	2,000,941	11,815,450	2,520,389
	$55,748,307	$24,554,104	$207,174,233

These costs include oil and gas property acquisition, exploration and development activities regardless of whether the costs were capitalized or charged to expense, including lease rental expenses, geological and geophysical expenses and changes to the long-lived asset related to our asset retirement obligation.

The following table shows oil and gas property dispositions:

	2010	2009	2008
Oil and gas properties	$2,601,997	$42,995,459	$21,765,688
Accumulated depreciation, depletion and amortization	(1,406,066)	(23,158,221)	(1,659,588)
Net oil and gas properties	$1,195,931	$19,837,238	$20,106,100

The dispositions resulted in a net loss of $1.1 million, $6.8 million and a net gain of $15.2 million for 2010, 2009 and 2008, respectively.

4.	Acquisitions and Dispositions of Oil and Gas Properties

Southwest Louisiana Disposition

On December 28, 2009, we closed on a definitive agreement to sell operated and non-operated working interests in various producing wells, related production equipment and associated acreage primarily in Cameron, Calcasieu and Jefferson Davis parishes in Southwest Louisiana, with an effective date of October 1, 2009.  The final total consideration paid by the buyer of $7.8 million was based on existing wells and undeveloped acreage owned by us at the time of the closing.  The assets include substantially all of our Southwest Louisiana properties, representing approximately 7.6 Bcfe of proved reserves as of September 30, 2009, with average daily production of approximately 3.1 Mmcfe/d for the year ended December 31, 2009.  The net proceeds of $7.3 million were primarily used to repay amounts outstanding under our senior revolving credit agreement.  Our net book value of these assets sold was $18.8 million and the liabilities assumed by the buyer on these assets were $5.3 million, which resulted in a loss of $6.2 million.  The sale of these assets represented a strategic exit from operations in Southwest Louisiana.

East Texas Acreage Acquisition

Since the second half of 2008, we obtained natural gas and crude oil leases from mineral interest owners covering approximately 18,200 gross (12,700 net) acres acquired in 2008 and 2009 in the highly prospective gas resource play in San Augustine and Sabine Counties, where we are focusing primarily on the pursuit of the Haynesville Shale, Mid-Bossier Shale and James Lime formations.  In November 2009, we announced the completion and initial production of our first well on this acreage, the Kardell #1H, with the horizontal completion in the Haynesville Shale formation.  In 2010, we began the operated phase of our drilling program in East Texas with our Grizzly #1 well which we completed in the Mid-Bossier formation and which began commercial production in August 2010.  We then completed our Gobi #1H well in the Mid-Bossier and it commenced production November 2010.  All three of these wells are in our Bruin Prospect Area in San Augustine County.  At the end of February 2011 we completed the Bengal #1H, which is the first well in our Tiger Prospect Area in Sabine County, Texas and it is currently being put on production.  We also participated on a non-operated basis, in the drilling of the first well in our Fairway Farms Prospect Area, the Halbert Trust GU #1, a Mid-Bossier completion that commenced production in December 2010.

Smith Acquisition

In May 2008, we acquired four producing gas fields and undeveloped acreage in South Texas from Smith Production Inc. (“Smith”) for a purchase price of $65.0 million with an economic effective date of January 1, 2008.  After adjustment for the estimated results of operations, and other typical purchase price adjustments of approximately $7.4 million for the period between the effective date and the closing date, the cash consideration was approximately $57.6 million.  The assets acquired consist of a 25% non-operated working interest in the Samano Field located in Starr and Hidalgo Counties, a 100% operated working interest in the North Bob West Field in Zapata County and 100% operated working interests in the Brushy Creek and Hope Fields in DeWitt County.  We acquired an interest in over 16,000 gross acres with these fields, most of which is held by production.  Production from the acquired assets was averaging approximately 7 MMcfe/d at closing.

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

Derivative Instruments.  Our derivative instruments consist of variable to fixed price commodity swaps, costless collars and interest rate swaps.  The fair value measurement of our unrealized natural gas, crude oil and interest rate swaps and collars were obtained from financial institutions and were evaluated for accuracy using our crude oil, natural gas and interest rate swap and collar agreements and future commodity and interest rate curves.   Differences between management’s calculation and that of the financial institution were evaluated for reasonableness.  See Note 6 – “Derivative Instruments” for further information.

Impairments.  We review proved oil and gas properties for impairment when events and circumstances indicate a decline in the recoverability of the carrying value of such properties, such as a downward revision of the reserve estimates or lower commodity prices.  We estimate the future cash flows expected in connection with the properties and compare such future cash flows to the carrying amounts of the properties to determine if the carrying amounts are recoverable.  The factors used to determine fair value include, but are not limited to, estimates of proved and probable reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties.  Because these significant fair value inputs are typically not observable, we classify impairments of long-lived assets as a level 3 fair value measure.

Asset Retirement Obligations.  The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties.  The factors used to determine fair value include, but are not limited to, plugging costs and reserve lives.  Because these significant factors are typically not observable, we classify asset retirement obligations as a level 3 fair value measure.

Debt.  The fair value of floating-rate debt is estimated to be equivalent to carrying amounts because the interest rates paid on such debt are set for periods of three months or less.  See Note 9 – “Debt” for further information.

FASB guidance established a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three levels.  The fair value hierarchy gives the highest priority to quoted market prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  Level 2 inputs are inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly.  There have been no transfers between Level 1, Level 2 or Level 3.

Fair value information for financial assets and liabilities that are measured at fair value each reporting period is as follows at December 31, 2010:

	Total	Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3
Derivatives
Crude oil swaps and collars	$(3,283,427)	$—	$(3,283,427)	$—
Natural gas swaps and collars	8,469,455	—	8,469,455	—
Interest rate swaps	(1,392,740)	—	(1,392,740)	—

Fair value information for financial assets and liabilities that are measured at fair value each reporting period is as follows at December 31, 2009:

	Total	Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3
Derivatives
Crude oil & natural gas swaps	$(191,579)	$—	$(191,579)	$—
Crude oil & natural gas collars	15,096,160	—	15,096,160	—
Interest rate swaps	(4,610,469)	—	(4,610,469)	—

6.	Derivative Instruments

At the end of each reporting period we record on our balance sheet the mark-to-market valuation of our derivative instruments.  We recorded net assets for derivative instruments of $3.8 million and $10.3 million at December 31, 2010 and 2009, respectively.  As a result of these agreements, we recorded a non-cash unrealized loss, for unsettled contracts, of $6.5 million, and of $23.9 million and a non-cash unrealized gain of $49.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.  The estimated change in fair value of the derivatives is reported in Other Income (Expense) as unrealized gain (loss) on derivative instruments.  The realized gain (loss) on derivative instruments is included in natural gas and crude oil sales for our commodity hedges and as an (increase) decrease in interest expense for our interest rate swaps.

In the past we have entered into, and may in the future enter into, certain derivative arrangements with respect to portions of our natural gas and crude oil production, to reduce our sensitivity to volatile commodity prices, and with respect to portions of our debt, to reduce our sensitivity to volatile interest rates.  None of our derivative instruments are designated as cash flow or fair value hedges.  We believe that these derivative arrangements, although not free of risk, allow us to achieve a more predictable cash flow and to reduce exposure to commodity price and interest rate fluctuations.  However, derivative arrangements limit the benefit of increases in the prices of natural gas, crude oil and natural gas liquids sales and limit the benefit of decreases in interest rates.  Moreover, our derivative arrangements apply only to a portion of our production and our debt and provide only partial protection against declines in commodity prices and increases in interest rates, respectively.  Such arrangements may expose us to risk of financial loss in certain circumstances.  We continuously reevaluate our hedging programs in light of changes in production, market conditions, commodity price forecasts, capital spending, interest rate forecasts and debt service requirements.

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

The following derivative contracts were in place at December 31, 2010:

Crude Oil		Volume/Month	Price/Unit	Fair Value
Jan 2011-Dec 2011	Swap	3,300 Bbls	$70.74	$(909,114)
Jan 2011-Dec 2011	Collar	7,000 Bbls	$64.50-$69.50	(2,068,280)
Jan 2011 - Mar 2011	Swap	2,000 Bbls	$86.15	(28,124)
Apr 2011 - Jun 2011	Swap	1,500 Bbls	$86.78	(25,004)
Jul 2011- Sep 2011	Swap	500 Bbls	$87.32	(8,266)
Jan 2011 - Dec 2011	Swap	3,100 Bbls	$85.65	(244,639)

Natural Gas
Jan 2011-Dec 2011	Collar	266,000 Mmbtu	$7.32-$8.70	8,904,646
Jan 2011 – Dec 2011	Swap	232,500 Mmbtu	$4.39	(435,191)
		Commodity price derivative instruments		5,186,028

Interest rate		Notional Amount	Fixed Rate
Jan 2010-May 2011	Swap	$150,000,000	2.90%	(1,392,740)
		Interest rate derivative instruments		(1,392,740)

Total net fair value asset of derivative instruments				$3,793,288

The following table details the effect of derivative contracts on the Consolidated Statements of Operations:

	Location of Gain or (Loss) Recognized in Income
Contract Type		Amount of Gain or (Loss) Recognized in Income
		Twelve Months Ended December 31,
		2010	2009	2008

Natural gas contracts	Operating revenues	$19,465,873	$30,118,915	$(793,052)
Crude oil contracts	Operating revenues	1,446,686	8,664,939	(8,517,005)
Interest rate	Interest expense	(4,594,968)	(4,432,364)	(3,988,231)
	Realized gain (loss)	$16,317,591	$34,351,490	$(13,298,288)

Natural gas contracts	Other income (expense)	$(8,241,131)	$(7,544,562)	$21,362,595
Crude oil contracts	Other income (expense)	(1,477,423)	(17,393,075)	29,731,827
Interest rates	Other income (expense)	3,217,729	1,075,057	(1,685,461)
	Unrealized gain (loss)	$(6,500,825)	$(23,862,580)	$49,408,961

7.            Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2010	2009
Capital drilling and operating costs	$8,188,159	$2,018,250
Accrued compensation	2,857,000	1,200,000
Interest and loan fees	569,001	4,108,101
Equity offering costs	—	699,240
Other	1,185,016	826,719
	$12,799,176	$8,852,310

8.	Asset Retirement Obligations

A reconciliation of our asset retirement obligation liability is as follows:

	December 31,
	2010	2009
Balance beginning of year	$9,702,653	$13,068,542
Accretion expense	585,951	842,008
Liabilities incurred	59,178	105,289
Liabilities settled	(513,761)	(5,802,110)
Revisions	—	1,488,924
Balance end of year	$9,834,021	$9,702,653

During 2009, we disposed of $5.3 million of asset retirement liabilities assumed by the buyer as part of the sale of the Southwest Louisiana properties.  Additional liabilities of $1.5 million were primarily recognized earlier in the year as revisions associated with increased retirement costs in the now sold Southwest Louisiana properties.

9.	Debt

Revolving Credit Agreement

On May 8, 2007, we entered into a $400.0 million revolving credit agreement with Wells Fargo Bank, National Association, as agent, and the lender parties thereto, which amended and restated our revolving credit agreement dated as of July 15, 2005, as amended.  Since that time, we have amended and restated this agreement as necessary.  Our revolving credit agreement provides for aggregate borrowings of up to $400.0 million for acquisitions of crude oil and gas properties and for general corporate cash requirements.  The revolving credit agreement includes usual and customary covenants for credit facilities of the respective types and sizes, including, among others, limitations on liens, hedging, mergers, asset sales or dispositions, payments of dividends, incurrence of additional indebtedness, certain leases and investments outside of the ordinary course of business, as well as events of default.

The revolving credit agreement also contains certain financial covenants, including those currently requiring us to maintain (i) a ratio of current assets (including borrowing base availability and excluding derivative instruments) to current liabilities (excluding current portion of long-term debt and derivative instruments) of at least 1.0 to 1.0., (ii) the ratio of our total debt to Adjusted EBITDAX for any four trailing fiscal quarters which may not be greater than (a)  4.25 to 1.00 as of the end of any fiscal quarter through June 30, 2011, (b) 3.75 to 1.00 for the fiscal quarters ending September 30, 2011 and December 31, 2011, and (c)  3.50 to 1.00 thereafter, (iii) the ratio of Adjusted EBITDAX to cash interest expense for any four trailing fiscal quarters may not be less than (a)  2.00 through March 31, 2011, (b) 2.25 to 1.00 for the fiscal quarters ending June 30, 2011, September 30, 2011 and December 31, 2011, and (c) 2.50 for the quarters ending March 31, 2010 and June 30, 2012 and 2.75 to 1.00 thereafter, and (iv) the ratio of the sum of (a) the aggregate outstanding principal amount of the Loans under the revolver plus (b) the aggregate face amount of all undrawn and uncancelled Letters of Credit, plus the aggregate of all amounts drawn under all Letters of Credit and not yet reimbursed, as of such date to EBITDAX for the four fiscal quarters ending on such date to not be greater than 2.25 to 1.00.  EBITDAX represents net income (loss) before net interest expense, taxes, and depreciation, amortization and exploration expenses.  Adjusted EBITDAX, as defined in our credit agreements, represents EBITDAX as further adjusted for (i) unrealized gain or loss on derivative instruments, (ii) non-cash share-based compensation charges, (iii) impaired assets, (iv)  other financing costs and (v) gains or losses on the disposition of assets, all of which will be required in determining our compliance with financial covenants under our revolving credit facility and second lien term loan agreement.

Borrowings under our revolving credit agreement are subject to a borrowing base limitation based on our proved crude oil and natural gas reserves.  The borrowing base under our revolving credit agreement is currently $88.75 million. The next borrowing base re-determination is scheduled for May 1, 2011 and is subject to semi-annual redeterminations, although our lenders may elect to make one additional redetermination between scheduled redetermination dates.  We may also issue up to $200 million in senior unsecured notes.  Any such issuance of senior unsecured notes will reduce our borrowing base by 25% of the net proceeds from such issuance in excess of $150 million.  Our revolving credit agreement also provides for the issuance of letters-of-credit up to a $5.0 million sub-limit.  At December 31, 2010, no senior unsecured notes or letters-of-credit were outstanding.  All principal amounts, together with all accrued and unpaid interest outstanding under our revolving credit agreement will be due and payable in full on May 31, 2013.

Advances under our revolving credit agreement are in the form of either base rate loans or LIBOR loans.  The interest rate on the base rate loans fluctuates based upon the higher of the lender’s “prime rate” and the Federal Funds rate.  The interest rate on the LIBOR loans fluctuates based upon the rate at which Eurodollar deposits in the LIBOR market are quoted for the maturity selected.  Pursuant to our revolving credit agreement, the applicable margin is between 2.75% and 3.50%, for LIBOR loans, and between 1.50% and 2.00%, for base rate loans.  The specific interest margin applicable is determined by, in each case, the percent of the borrowing base utilized at the time of the credit extension.  LIBOR loans of one, two, three and six months may be selected.  The commitment fee payable on the unused portion of our borrowing base is 0.50%, which fee accrues and is payable quarterly in arrears.

At December 31, 2010, we had $4.0 million outstanding under our revolving credit agreement, with availability of $84.8 million.

Second Lien Credit Agreement

We entered into a new second lien credit agreement with Barclays Bank Plc, as agent, and the lender parties thereto which provided for term loans, made to us in a single draw, in an aggregate principal amount of $175 million on December 27, 2010.  Our second lien credit agreement replaced our then existing $150 million second lien credit agreement with Credit Suisse, which was paid off in full and terminated at closing.  Our second lien credit agreement matures on December 27, 2015.

Advances under our new second lien credit agreement are in the form of either base rate loans or LIBOR loans.  The interest rate on the base rate loans fluctuates based upon the greatest of (i) 4.00% per annum, (ii) the “prime rate”, (iii) the Federal Funds Effective Rate plus ½ of 1% and (iv) the LIBO rate for a one month interest period plus 1.00%.  The applicable margin for base rate loans is 8.50%.  The interest rate on the LIBOR loans fluctuates based upon the higher of (i) 3.0% per annum and (ii) the LIBOR rate per annum.  The applicable margin for LIBOR loans is 9.50%.

In addition to certain of the revolving credit agreement covenants described above, the second lien credit agreement also requires the ratio of PV-10 Value to total Net Debt to be greater than 1.25 to 1.00 as of the end of the second and fourth calendar quarters through June 30, 2012 and 1.50 to 1.00 thereafter.  The PV-10 Value represents the present value of estimated future revenues less severance and ad valorem taxes, operating, gathering, transportation and marketing expenses and capital expenditures from the production of proved reserves on our oil and gas properties as set forth in the most recent reserve reports.

At December 31, 2010, we had a principal amount of $175.0 million outstanding under our second lien credit agreement, with a discount of $7.0 million using the estimated market value interest rate at the time of issuance, for a net balance of $168.0 million.

Promissory Notes

On November 6, 2009, we issued an unsecured promissory note in an aggregate principal amount of $10.0 million to Wells Fargo Bank, National Association, the administrative agent and a lender under our revolving credit agreement.  All of the proceeds of this promissory note were used to repay indebtedness outstanding under our revolving credit agreement.  As support for the contingent obligation to purchase this promissory note, should it not be repaid at maturity, Oaktree Holdings, a related party, deposited $10.0 million in escrow for the benefit of Wells Fargo Bank, National Association.

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

As consideration for Oaktree Holdings’ agreement to deposit $10.0 million in escrow as described above, we issued an unsecured subordinated promissory note on November 6, 2009 in an aggregate principal amount of $2.0 million to Oaktree Holdings.  The indebtedness under the promissory note bore interest at a per annum rate equal to 8.0% and matured on the later of (i) November 8, 2012 and (ii) the date six months after payment in full in cash of all Obligations (as such term is defined under our credit agreements), and the termination of all commitments to extend credit under our credit agreements.  The promissory note was subordinated in right of payment to the prior payment in full in cash of all obligations under our credit agreements.  On December 27, 2010, we paid off this $2.0 million subordinated promissory note in conjunction with proceeds from our new second lien credit agreement.

Summary

At December 31, 2010, we were in compliance with the covenants under our revolving credit agreement and second lien credit agreement.

Our revolving credit agreement and our second lien credit agreement are secured by liens on substantially all of our assets, including the capital stock of our subsidiaries.  The liens securing the obligations under our second lien credit agreement are junior to those under our revolving credit agreement.  Unpaid interest is payable under our credit agreements as borrowings mature and renew.

We constructively fixed the interest rate on $150.0 million of our variable rate debt by entering into interest rate swaps at a weighted average swap price of 2.9%.

Our debt consists of the following:

	December 31,
	2010	2009
Revolving Credit Agreement (interest rate in effect at December 31, 2010 was 3.75%)	$4,000,000	$41,000,000

Second Lien Credit Agreement (interest rate in effect at December 31, 2010 was 12.50%)	175,000,000	—

Second Lien Credit Agreement (paid off in December 2010)	—	150,000,000

Subordinated Promissory Note, (paid off in December 2010)	—	2,000,000

Notes payable to finance vehicles, (paid off in 2010)	—	19,014
	179,000,000	193,019,014
Less: current portion	—	(19,014)
unamortized debt discount	(6,986,510)	(250,249)
Total long-term debt	$172,013,490	$192,749,751

Estimated annual maturities for long-term debt are as follows:

Long-Term Debt
2011	$—
2012	—
2013	4,000,000
2014	—
2015	175,000,000
$179,000,000

10.	Commitments and Contingencies

Lease Obligations

We currently lease and sublease, through January 31, 2014, 54,939 square feet of executive and corporate office space located at 717 Texas Avenue in downtown Houston, Texas.  Total general and administrative rent expense for the years ended December 31, 2010, 2009 and 2008, was approximately $1.1 million, $2.2 million and $1.4 million, respectively.  Effective January 1, 2010, we subleased to a subtenant 27,144 square feet of this space for a total rental of approximately $86,000 per month through September 30, 2011.  The sublease rent has been accounted for as a reduction to rent expense.  We have entered into various vehicle leases for periods ranging from 12 to 24 months.  These contracts will expire at various times with the latest contract expiring in November 2012.  We also have various other equipment leases that expire in 12 months, with the latest contract expiring in August 2011.  Total operational rent expense for the years ended December 31, 2010, 2009 and 2008, were approximately $2.3 million, $3.0 million and $3.4 million, respectively.

The following table provides information about our total operating lease obligations as of December 31, 2010:

Operating leases
2011	$1,527,859
2012	1,448,744
2013	1,419,933
2014	118,328
2015	—
Thereafter	—
Total	$4,514,864

Legal Proceedings

From time to time, we are involved in litigation relating to claims arising out of our operations or from disputes with vendors in the normal course of business.  During the second quarter of 2009, holders of oil and gas leases in East Texas (Haynesville Shale) filed two causes of action against us alleging breach of contract for not paying lease bonuses on certain oil and gas leases pursued by our leasing agent.  The damages alleged are approximately $2.4 million and there is approximately $300,000 in written demands from other holders of leases in this area that we believe may contemplate legal proceedings.  We are vigorously defending these lawsuits, and believe we have meritorious defenses.  We do not believe that these claims will have a material adverse effect on our business, financial position, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.

In November 2010, we were named in a lawsuit filed by a current non-operating working interest partner that asserts that he owns a larger working interest in a field than previously recognized by us, and by predecessor operators to which we have granted indemnification rights.  In dispute is whether ownership rights in specific depths were transferred through a number of decade-old poorly documented transactions.  The maximum amount asserted in the suit filed could be determined at up to $4.7 million.  We are vigorously defending this lawsuit, and believe we have meritorious defenses.  We currently do not believe that this claim will have a material adverse effect on our business, financial position, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.

Employment Agreements

In December 2008, we entered into amended and restated employment agreements with our President/Chief Executive Officer and Senior Vice President/Chief Financial Officer.  Each agreement has a term of three years with automatic yearly extensions unless we or the executive officer elects not to extend the agreement.  These agreements provide for an annual base salary of $370,000 and $340,000, respectively, subject to increases at the discretion of the Compensation Committee.  If the contracts are terminated by us without cause or by the employee for good reason, and the employee has been in compliance with employee contract terms, the employee may receive a cash payment equal to 2.99 times the sum of the current calendar year’s base salary plus prior year’s annual cash incentive bonus, health insurance benefits for 36 months and acceleration to 100% vested status for all stock, stock option and other equity awards.

Also in December 2008, we entered into amended and restated employment agreements with our three other Senior Vice Presidents and entered into an employment agreement with our one Vice President.  Each agreement has a term of two years with automatic yearly extensions unless we or the executive officer elects not to extend the agreement.  These agreements provide for an annual base salary ranging from $186,300 to $220,000, subject to increases at the discretion of the Compensation Committee.  If the contracts are terminated by us without cause or by the employee for good reason, and the employee has been in compliance with the employee contract terms, the employee is entitled to receive a cash payment equal to two times current year base salary plus prior year bonus, health insurance benefits for 24 months and acceleration to 100% vested status for all stock, stock option and other equity awards.  In October 2010, our Vice President terminated his employment without good reason and therefore the agreement entered into with us was cancelled.

In May 2010, we entered into an employment agreement with a new Senior Vice President.  This agreement has a term of two years with automatic yearly extensions unless we or the executive officer elects not to extend the agreement.  This agreement provides for an initial base salary of $230,000 per year, subject to increases at the discretion of the Compensation Committee.  If the contracts are terminated by us without cause or by the employee for good reason, and the employee has been in compliance with the employee contract terms, the employee is entitled to receive a cash payment equal to two times current year base salary plus prior year bonus, health insurance benefits for 24 months and acceleration to 100% vested status for all stock, stock option and other equity awards.

11.	Stockholders’ Equity

	2010	2009
Common Stock

Par value $0.001; 200,000,000 shares authorized; 44,952,405 and 38,578,204 shares issued and 44,857,259 and 38,516,658 shares outstanding as of December 31, 2010 and 2009, respectively	$44,952	$38,578

Treasury Stock

At cost, 95,146 and 61,546 shares as of December 31, 2010 and 2009, respectively	$(495,942)	$(384,312)

All classes of preferred stockholders had a liquidation preference over common stockholders of $500 per preferred share, plus accrued dividends.  On December 22, 2009, all shares of preferred stock, including accumulated dividends, were converted into Common Stock in conjunction with our equity offering.

12.	Share-Based Compensation

As of December 31, 2010, we had share-based compensation, which includes both stock options and restricted stock awarded to employees and directors that were either performance related or granted upon initial employment.

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

The CIBP awards were paid out in cash (“Cash Awards”).  The performance targets were evaluated on a quarterly basis and used to estimate the approximate expense earned to date.  Approximately $1.2 million was recognized as compensation expense related to the Cash Awards for the twelve months ended December 31, 2008.  The Board of Directors suspended the CIBP for 2009.  However, discretionary cash bonus awards of approximately $1.2 million were approved by the Board of Directors for fiscal year 2009 and were paid in March 2010.  The CIBP was reinstated by the Board of Directors for fiscal year 2010.  Approximately $2.9 million was recognized as compensation expense related to the Cash Awards for the twelve months ended December 31, 2010 and was paid in March 2011.

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

In March 2009, the Board of Directors approved the awarding of approximately 1.1 million shares to our employees under the LTIP for the 2008 calendar year.  Due to the decline in our stock price, the Board of Directors suspended the LTIP in 2009.  The LTIP has not yet been reinstated.

Stock Options

On February 28, 2005, we established our 2005 Stock Incentive Plan (“2005 Plan”) and authorized the issuance of up to approximately 2.9 million shares of Common Stock pursuant to awards under the plan.  In the third quarter 2008, our Board of Directors and a majority of our stockholders approved an amendment and restatement of our 2005 Stock Incentive Plan that provided for an increase in the number of shares of Common Stock available for award under our 2005 Stock Incentive Plan to approximately 3.9 million shares.  We also issued 250,000 shares of restricted Common Stock to our executive officers outside of these plans.  Approximately 1.7 million (1.3 million vested) stock options and 1.3 million unvested restricted shares were outstanding at December 31, 2010.  Option awards outstanding have exercise prices ranging from $2.33 to $13.25 per share.  In 2010 and 2009, respectively, 326,364 and 127,243 shares of restricted Common Stock vested, of which 33,600 and 40,921 shares were withheld by us to satisfy the employees’ tax liability resulting from the vesting of these shares, as provided for in the restricted stock agreement, with the remaining shares being released to the employees and associated directors.  At December 31, 2010, we had approximately 0.4 million shares of Common Stock available for future grant under the 2005 Plan.

For stock options, we recorded $0.3 million, $1.1 million and $4.9 million in expense (included on the Consolidated Statements of Operations in general and administrative expense) for the years ended December 31, 2010, 2009 and 2008, respectively, and an estimated $0.7 million will be expensed over the remaining vesting period.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model.  Assumptions used in the valuation are disclosed in the following table.  Expected volatilities are based on historical volatility of our stock with a look back period based on the expected term.  The expected dividend yield is zero as we have never declared dividends on our Common Stock.  The expected term of options granted represents the period of time that the options are expected to be outstanding.  The risk-free rate is based on U.S. Treasury bills with a duration equal or close to the expected term of the options at the time of grant.  The forfeiture rates are based on historical forfeitures.

	2010	2009	2008
Weighted average fair value of awards	$2.19	$1.41	$7.07
Pre-vest forfeiture rate	5.01%	3.62%	None
Average grant price	$3.19	$2.40	$12.29
Expected volatility	75.38%	60.98%	58.61%
Risk-free rate	2.55%	2.48%	3.38%
Expected dividend yields	None	None	None
Expected term (in years)	6.36	6.25	6.0

The following table summarizes stock option activity for the three years ended December 31, 2010:

	Number of Shares Underlying Options	Weighted Average Exercise Price	Intrinsic Value
Outstanding at December 31, 2007	2,730,300	$12.76
Granted	126,500	12.29
Exercised	(75,000)	5.02	$512,580
Expired	(27,000)	8.86
Exchanged	(1,091,260)	17.00
Outstanding at December 31, 2008	1,663,540	10.39
Granted	488,660	2.40
Exercised	—	—	$—
Cancelled/forfeited	(166,371)	6.20
Expired	(28,300)	5.56
Outstanding at December 31, 2009	1,957,529	8.82
Granted	179,500	3.19
Exercised	(28,381)	2.40	$25,208
Cancelled/forfeited	(361,105)	6.48
Expired	(16,000)	4.50
Outstanding at December 31, 2010	1,731,543	8.87	$683,474
Exercisable at December 31, 2010	1,287,305	10.60	$133,994

Restricted Stock Awards

For restricted stock awards, we recorded $1.5 million, $1.3 million and $0.5 million in expense (included on the Consolidated Statements of Operations in general and administrative expense) for the years ended December 31, 2010, 2009 and 2008, respectively and an estimated $3.0 million will be expensed over the remaining vesting period.

In 2010, we issued 402,859 shares of unvested Common Stock, pursuant to restricted stock awards under the LTIP for the 2008 calendar year, of which 22,000 were subsequently forfeited.  The restricted stock will vest over a four year period.  We also issued 31,646 shares of Common Stock pursuant to restricted stock awards to two members of our board of directors as compensation pursuant to the Director Compensation Plan. The fair value of the unvested Common Stock was calculated as approximately $1.2 million on the grant date and will be amortized over the vesting period.

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

Restricted stock activity for the three years ended December 31, 2010 is summarized below:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Non-vested as of January 1, 2008	252,818	$7.35
Granted	547,168	9.12
Vested	(85,318)	7.34
Non-vested as of December 31, 2008	714,668	8.70
Granted	697,522	2.49
Vested	(127,243)	5.49
Cancelled/forfeited	(36,366)	2.40
Non-vested as of December 31, 2009	1,248,581	3.41
Granted	434,505	3.09
Vested	(326,364)	3.71
Cancelled/forfeited	(88,685)	2.53
Non-vested as of December 31, 2010	1,268,037	3.28

Certain of these restricted stock awards were issued separately from the 2005 Plan.

13.	Income (Loss) Per Common Share

The following is a reconciliation of the numerators and denominators used in computing income (loss) per share:

	2010	2009	2008
Net income (loss)	$(30,844,897)	$(34,069,990)	$46,203,218
Preferred stock dividends	—	(4,522,645)	(4,234,050)
Net income (loss) available to common stockholders	$(30,844,897)	$(38,592,635)	$41,969,168
Weighted-average number of shares of Common Stock – basic (denominator)	39,397,486	7,861,054	5,371,377
Income (loss) per share - basic	$(0.78)	$(4.91)	$7.81
Weighted-average number of shares of Common Stock – diluted (denominator)	39,397,486	7,861,054	10,360,348
Income (loss) per share – diluted	$(0.78)	$(4.91)	$4.46

The numerator for basic earnings per share is income (loss) available to common stockholders.  The numerator for diluted earnings per share is net income in 2008 and net loss available to common stockholders in 2009 and 2010, due to antidilution.

Potential dilutive securities (stock options, stock warrants and convertible preferred stock) in 2009 and 2010 have not been considered since we reported a net loss and, accordingly, their effects would be antidilutive.  The potentially dilutive shares would have been 4,770,404 shares and 95,967 shares in 2009 and 2010, respectively.

14.	Supplementary Disclosures of the Consolidated Statements of Cash Flows

The following table sets forth non-cash investing and financing activities for the three years ended December 31,:

	2010	2009	2008
Liabilities released on property dispositions	$351,092	$5,309,005	$—
Conversion of preferred stock dividends	—	(18,753,649)	(63,387)
Promissory note, net of discount (1)	—	(1,749,751)	—

(1)  See Note 9 “Debt —Promissory Note” for further information.

15.	Income Taxes

Income tax benefit (expense) for 2010, 2009 and 2008 consist of the following:

	2010	2009	2008
Current tax benefit (expense)	$—	$122,162	$(574,752)
Deferred tax benefit (expense)	16,607,139	16,572,200	(26,116,055)
Income tax benefit (expense)	$16,607,139	$16,694,362	$(26,690,807)

The following is a reconciliation of effective income tax rates by applying the federal statutory rate of 35% to the income and loss for the years ended December 31, 2010, 2009 and 2008, respectively:

	2010	2009	2008
Income (Loss) Before Income Taxes	$(47,452,036)	$(50,764,352)	$72,894,025

Income Tax Benefit (Expense) at Statutory Rate	$16,608,213	$17,767,523	$(25,512,909)
Adjustment to NOL carryforward	(261,154)	(1,562,704)	—
Effect for Permanent Items	(23,699)	(4,002)	(307,425)
State Taxes and Other	283,779	493,545	(870,473)
Income Tax Benefit (Expense)	$16,607,139	$16,694,362	$(26,690,807)

As of December 31, 2010, we had total net operating loss carryforwards of approximately $98.6 million, which are available to reduce future taxable income and the related income tax liability; however, we expect we will not be able to utilize carryforwards of approximately $9.1 million due to the limitations of Internal Revenue Code Section 382.  The net operating loss carryforward expires at various dates beginning in 2011 and ending in 2031.

Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009
Deferred tax assets
Net operating loss carryforwards	$34,902,077	$22,512,115
Income tax credits	283,789	283,789
Deferred compensation	6,486,831	5,897,291
Other	(213,305)	204,613
Deferred tax assets before valuation allowance	41,459,392	28,897,808
Valuation allowance	(3,387,923)	(3,260,875)
Net deferred tax assets	38,071,469	25,636,933

Deferred tax liabilities
Oil and gas properties	(27,874,074)	(29,467,705)
Derivative instruments	(1,187,277)	(3,537,551)
Deferred tax liabilities	(29,061,351)	(33,005,256)
Net deferred tax assets (liabilities)	$9,010,118	$(7,368,323)

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences net of a tax-adjusted $3.4 million valuation allowance.  The amount of the deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

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

Unrecognized Tax Benefits
Balance at December 31, 2009	$518,219
Additions based on tax positions related to the current year	—
Additions based on tax positions related to prior years	—
Additions due to acquisitions	—
Reductions due to a lapse of the applicable statute of limitations	—
Balance at December 31, 2010	$518,219

Generally, our income tax years of 2006 through the current year remain open and subject to examination by Federal tax authorities or the tax authorities in Texas, Louisiana and Colorado which are the jurisdictions where we have our principal operations.  These audits can result in adjustments of taxes due or adjustments of the net operating loss carryforwards that are available to offset future taxable income.

Our policy is to recognize interest and penalties related to uncertain tax positions as income tax benefit (expense) in our Consolidated Statements of Operations.  For the years ended December 31, 2010 and 2009, respectively, we recorded no interest expense and penalties related to unrecognized tax benefits associated with uncertain tax positions recognized in our provision for income taxes.

The total amount of unrecognized tax benefit if recognized that would affect the effective tax rate was zero.

Our tax returns are subject to periodic audits by the various jurisdictions in which we operate.  These audits can result in adjustments of taxes due or adjustments of the net operating loss carryforwards that are available to offset future taxable income.

We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to December 31, 2011.  However, due to the complexity of the application of tax law and regulations, it is possible that the ultimate resolution of these positions may result in liabilities which could be materially different from these estimates.

16.	Quarterly Results (Unaudited)

Summary data relating to the results of operations for each quarter for the years ended December 31, 2010 and 2009 follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
2010
Net revenues	$22,609,859	$21,452,943	$24,535,907	$27,943,258
Income (loss) from operations	1,195,435	402,731	1,714,557	(17,627,620)
Net income (loss) available to common stockholders	208,815	(6,370,850)	(3,819,908)	(20,862,954)
Income(loss)per common share (1)
Basic	$0.01	$(0.16)	$(0.10)	$(0.50)
Diluted	$0.01	$(0.16)	$(0.10)	$(0.50)
Weighted average shares outstanding
Basic	38,506,160	38,635,725	38,819,780	42,113,808
Diluted	38,653,645	38,635,725	38,819,780	42,113,808
2009
Net revenues	$30,730,867	$28,619,937	$26,900,404	$26,196,438
Income (loss) from operations	3,004,219	2,262,485	3,533,485	(9,188,025)
Net income (loss) available to common stockholders	3,952,884	(14,380,332)	(9,742,289)	(18,422,898)
Income(loss)per common share (1)
Basic	$0.66	$(2.24)	$(1.51)	$(1.86)
Diluted	$0.46	$(2.24)	$(1.51)	$(1.86)
Weighted average shares outstanding
Basic	6,026,888	6,421,225	6,444,013	9,907,024
Diluted	10,856,219	6,421,225	6,444,013	9,907,024

(1)
Quarterly income (loss) per share is based on the weighted average number of shares outstanding during the quarter. Because of changes in the number of shares outstanding during the quarters, due to the exercise of stock options and issuance of common stock, the sum of quarterly earnings per share may not equal earnings per share for the year.

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

The following unaudited table sets forth proved natural gas, crude oil and natural gas liquids reserves, all within the United States, at December 31, 2010, 2009 and 2008, together with the changes therein.  Natural gas liquids became a significant addition to our reserves since the acquisition of the STGC properties in May 2007.

	Natural Gas (MMcf)	Crude Oil (MBbls)	Natural Gas Liquids (MBbls)	Total (Mcfe)
QUANTITIES OF PROVED RESERVES:
Balance December 31, 2007	91,239	2,903	3,590	130,198
Revisions (2)	(9,679)	(408)	(753)	(16,642)
Extensions, discoveries and additions	11,949	471	603	18,394
Purchase	17,312	107	475	20,804
Sales (3)	(1,516)	(11)	—	(1,585)
Production	(13,136)	(498)	(516)	(19,223)
Balance December 31, 2008	96,169	2,564	3,399	131,946
Revisions	(11,753)	139	(179)	(11,994)
Extensions, discoveries and additions	1,901	—	—	1,902
Sales (3)	(6,043)	(412)	(153)	(9,434)
Production	(10,414)	(327)	(426)	(14,931)
Balance December 31, 2009	69,860	1,964	2,641	97,489
Revisions	12,654	137	341	15,526
Extensions, discoveries and additions	62,527	335	337	66,559
Sales (3)	(80)	(12)	—	(151)
Production	(9,286)	(260)	(346)	(12,925)
Balance December 31, 2010	135,675	2,164	2,973	166,498
PROVED DEVELOPED RESERVES:
December 31, 2008	66,712	1,616	2,423	90,945
December 31, 2009	49,075	1,274	1,977	68,581
December 31, 2010	60,325	1,403	1,898	80,130
PROVED UNDEVELOPED RESERVES:
December 31, 2008	29,457	948	976	41,002
December 31, 2009	20,784	690	664	28,907
December 31, 2010	75,350	761	1,075	86,368

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

(3)	Sales are calculated based on the beginning of the year reserves adjusted for current year production with no adjustment for revisions.

Standardized measure of discounted future net cash flows relating to proved reserves:

	2010	2009	2008
Future cash inflows	$860,655,250	$475,007,800	$749,121,400
Future production and development costs
Production	(218,221,203)	(156,581,500)	(214,969,100)
Development	(195,819,078)	(55,021,500)	(86,068,300)
Future cash flows before income taxes	446,614,969	263,404,800	448,084,000
Future income taxes	(37,624,289)	—	(46,695,950)
Future net cash flows after income taxes	408,990,680	263,404,800	401,388,050
10% annual discount for estimated timing of cash flows	(182,476,004)	(86,982,100)	(140,485,818)
Standardized measure of discounted future net cash flows	$226,514,676	$176,422,700	$260,902,233

Our calculations of the standardized measure of discounted future net cash flows include the effect of estimated future income tax expenses for all years reported.  At December 31, 2009, the future pretax net cash flows from our proved oil and gas reserves are estimated to be less than the sum of the tax basis of the applicable producing properties and our available net operating loss (“NOLs”) carryforward; therefore, there was zero future tax benefit or expense at December 31, 2009.  We believe it is more likely than not that all of our total available NOLs will be realized within the appropriate carryforward period.  Our operations and all NOLs are attributable to our oil and gas assets.

The following reconciles the change in the standardized measure of discounted future net cash flows:

	2010	2009	2008
Beginning of year	$176,422,700	$260,902,233	$399,523,079

Changes from:
Purchases of proved reserves	—	—	69,628,594
Sales of producing properties	(408,190)	(25,350,512)	(2,817,597)
Extensions, discoveries and improved recovery, less related costs	109,361,697	3,864,603	77,931,000
Sales of natural gas, crude oil and natural gas liquids produced, net of production costs	(53,956,677)	(48,528,840)	(157,899,050)
Revision of quantity estimates(1)	9,476,255	(26,277,363)	(44,029,057)
Accretion of discount	17,642,270	29,094,980	39,952,308
Change in income taxes	(13,206,215)	30,352,367	101,522,054
Changes in estimated future development costs	(11,801,896)	14,712,798	(32,461,195)
Development costs incurred that reduced future development costs	11,788,100	7,085,480	20,342,054
Change in sales and transfer prices, net of production costs	(1,102,871)	(64,108,501)	(218,421,676)
Changes in production rates (timing) and other	(17,700,499)	(5,324,545)	7,631,719
End of year	$226,514,676	$176,422,700	$260,902,233

(1)
Periodic revisions to the quantity estimates may be necessary as a result of a number of factors, including reservoir performance, new drilling, oil and natural gas prices, cost changes, technological advances, new geological or geophysical data, or other economic factors.

This disclosure excludes the effects of realized hedges ($20,912,559 gain in 2010; $38,783,854 gain in 2009; $9,310,057 loss in 2008) which are included in natural gas and crude oil sales on the statements of operation.

18.	Subsequent Event

On February 18, 2011, we completed an option exchange program (the “Exchange Program”) pursuant to which we exchanged outstanding options, each representing the right to purchase shares of our common stock, par value $0.001 per share (the “Common Stock”), granted under our 2005 Stock Incentive Plan (the “2005 Plan”) with an exercise price greater than $5.00 per share, vested and unvested (the “Eligible Options”), for new options to purchase Common Stock (the “New Options”).

The Exchange Program was effected with certain employees, including each of our named executive officers.  Under the Exchange Program, a total of 1,093,240 Eligible Options with a weighted average exercise price of $11.24 per share were exchanged for 1,093,240 New Options with an exercise price of $5.00 per share.  The table below sets forth the number of Eligible Options exchanged for an equivalent number of New Options and the weighted average exercise price of such Eligible Options held by each of our named executive officers.

	Eligible Options	Weighted Average Exercise Price
Allan D. Keel	500,000	$11.97
E. Joseph Grady	225,000	$11.38
Thomas H. Atkins	38,300	$11.60
Jay S. Mengle	45,000	$11.60
Tracy Price	90,000	$11.60
Total	898,300	$11.75

The Closing Price of the Common Stock on February 22, 2011 was $3.98; therefore, under the terms of the Exchange Program, the exercise price of the New Options was fixed at $5.00 per share.  All of the New Options will be subject to a vesting schedule providing for 25% of the New Options to vest annually over the first four years following February 18, 2011.

Due to an annual limitation in the number of options to purchase Common Stock that may be issued under the 2005 Plan, Allan D. Keel, our Chief Executive Officer, was limited to exchanging only the portion of Eligible Options held by him that was not in excess of such annual limitation.  We may offer to exchange at a later date the remaining 175,000 Eligible Options that are held by Mr. Keel, and which have a weighted average exercise price of $9.70.

The fair value of the Eligible Options exchanged, calculated using the Black-Scholes valuation model, was $1.8 million immediately prior to the exchange.  The fair value of the New Options was calculated at $2.7 million. Therefore, the $0.9 million incremental value of the New Options over the Eligible Options and the unrecognized compensation cost for the original award as of the exchange date of $0.2 million, or $1.1 million, is being amortized using the straight line method over the new vesting period of four years, or approximately $22,000 a month.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Stockholders of Crimson Exploration Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Crimson Exploration Inc. and subsidiaries referred to in our report dated March 18, 2011, which is included in the annual report to stockholders. Our audits of the consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(2), which is the responsibility of the Company’s management.  In our opinion, this financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

 /s/ GRANT THORNTON LLP

Houston, Texas
March 18, 2011

CRIMSON EXPLORATION INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	PROVISIONS/ ADDITIONS	RECOVERIES/ DEDUCTIONS	BALANCE AT END OF PERIOD
For the year ended December 31, 2008:

Allowance for doubtful accounts	$215,015	—	—	$215,015

Valuation allowance for deferred tax assets	$3,442,034	—	(181,159)	$3,260,875

For the year ended December 31, 2009:

Allowance for doubtful accounts	$215,015	239,676	(43,367)	$411,324

Valuation allowance for deferred tax assets	$3,260,875	—	—	$3,260,875

For the year ended December 31, 2010:

Allowance for doubtful accounts	$411,324	167,819	—	$579,143

Valuation allowance for deferred tax assets	$3,260,875	127,048	—	$3,387,923