Form 10-Q
period 2011-03-31
CRIMSON EXPLORATION INC.
filed 2011-05-12
CIK 813779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

On May 10, 2011, there were 45,191,268 shares outstanding of the registrant’s Common Stock, par value $0.001.

FORM 10-Q

CRIMSON EXPLORATION INC.

FOR THE QUARTER ENDED MARCH 31, 2011

PART I.     FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

CRIMSON EXPLORATION INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2011	2010
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$—	$—
Accounts receivable, net of allowance of $579,143 and $579,143, respectively	15,430,451	14,225,932
Prepaid expenses	380,456	168,766
Derivative instruments	4,118,511	6,836,366
Deferred tax asset, net	7,285,416	6,331,152
Total current assets	27,214,834	27,562,216

PROPERTY AND EQUIPMENT
Oil and gas properties (successful efforts method of accounting)	607,963,096	590,248,138
Other property and equipment	3,345,798	3,345,798
Accumulated depreciation, depletion and amortization	(226,892,054)	(213,547,504)
Total property and equipment, net	384,416,840	380,046,432

NONCURRENT ASSETS
Deposits	34,743	34,743
Debt issuance cost	1,803,385	2,364,469
Deferred tax asset, net	6,317,751	2,678,966
Total noncurrent assets	8,155,879	5,078,178

TOTAL ASSETS	$419,787,553	$412,686,826

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$44,839,079	$30,795,692
Accrued liabilities	16,075,740	12,799,176
Asset retirement obligations	734,226	732,126
Derivative instruments	3,281,388	3,043,078
Total current liabilities	64,930,433	47,370,072

NONCURRENT LIABILITIES
Long-term debt, net of current portion	168,259,488	172,013,490
Asset retirement obligations	9,236,174	9,101,895
Derivative instruments	1,275,640	—
Other noncurrent liabilities	658,060	670,398
Total noncurrent liabilities	179,429,362	181,785,783

Total liabilities	244,359,795	229,155,855

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock (par value $0.001; 200,000,000 shares authorized; 45,308,390 and 44,952,405 shares issued and 45,192,430 and 44,857,259 shares outstanding, respectively)	45,308	44,952
Additional paid-in capital	242,021,885	241,488,749
Retained deficit	(66,052,750)	(57,506,788)
Treasury stock (at cost, 115,960 and 95,146 shares, respectively)	(586,685)	(495,942)
Total stockholders’ equity	175,427,758	183,530,971

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$419,787,553	$412,686,826

The Notes to the Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010

OPERATING REVENUES
Natural gas sales	$14,724,949	$14,473,731
Crude oil sales	7,415,643	4,716,695
Natural gas liquids sales	5,481,427	3,294,161
Operating overhead and other income	161,528	125,272
Total operating revenues	27,783,547	22,609,859

OPERATING EXPENSES
Lease operating expenses	4,030,578	3,882,851
Production and ad valorem taxes	1,880,206	1,702,864
Exploration expenses	91,614	495,837
Depreciation, depletion and amortization	13,480,929	10,423,552
Impairment and abandonment of oil and gas properties	5,444,514	—
General and administrative	4,327,488	4,909,320
Total operating expenses	29,255,329	21,414,424

INCOME FROM OPERATIONS	(1,471,782)	1,195,435

OTHER INCOME (EXPENSE)
Interest expense, net of amount capitalized	(6,734,828)	(5,357,276)
Other financing cost	(700,596)	(728,103)
Unrealized (loss) gain on derivative instruments	(4,231,805)	5,442,034
Total other income (expense)	(11,667,229)	(643,345)

INCOME (LOSS) BEFORE INCOME TAXES	(13,139,011)	552,090

Income tax benefit (expense)	4,593,049	(343,275)

NET INCOME (LOSS)	$(8,545,962)	$208,815

NET INCOME (LOSS) PER SHARE
Basic	$(0.19)	$0.01
Diluted	$(0.19)	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	44,939,828	38,506,160
Diluted	44,939,828	38,653,645

The Notes to the Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)

	NUMBER OF SHARES
	COMMON STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	TOTAL STOCKHOLDERS’ EQUITY
BALANCE, DECEMBER 31, 2010	44,857,259	$44,952	$241,488,749	$(57,506,788)	$(495,942)	$183,530,971
Current period net loss	—	—	—	(8,545,962)	—	(8,545,962)
Share-based compensation	354,213	354	528,885	—	—	529,239
Stock options exercised	1,772	2	4,251	—	—	4,253
Treasury stock	(20,814)	—	—	—	(90,743)	(90,743)
BALANCE, MARCH 31, 2011	45,192,430	$45,308	$242,021,885	$(66,052,750)	$(586,685)	$175,427,758

The Notes to the Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	For The Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,545,962)	$208,815
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	13,480,929	10,423,552
Asset retirement obligations	—	(20,789)
Stock compensation expense	529,239	511,632
Amortization of financing costs and discounts	838,217	698,387
Deferred income taxes	(4,593,049)	311,593
Impaired and abandoned oil and gas properties	5,444,514	107,794
(Gain) loss on derivative instruments	4,231,805	(5,442,034)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(1,204,519)	1,775,662
Increase in prepaid expenses	(211,690)	(65,444)
Increase (decrease) in accounts payable and accrued liabilities	17,307,613	(1,123,739)
Net cash provided by operating activities	27,277,097	7,385,429

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23,159,472)	(5,271,023)
Net cash used in investing activities	(23,159,472)	(5,271,023)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	(21,027,701)	(21,430,814)
Proceeds from debt	17,027,701	19,420,809
Debt issuance expenditures	(31,135)	(16,411)
Proceeds from issuance of common stock	4,253
Purchase of treasury stock	(90,743)	(87,990)
Net cash used in financing activities	(4,117,625)	(2,114,406)

INCREASE IN CASH AND CASH EQUIVALENTS	—	—

CASH AND CASH EQUIVALENTS,
Beginning of period	—	—

CASH AND CASH EQUIVALENTS,
End of period	$—	$—

Cash paid for interest, net of capitalized interest	$6,793,791	$8,351,063
Cash paid for income taxes	$—	$—

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

2.           BASIS OF PRESENTATION

Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles (“GAAP”) for complete annual financial statements.  The accompanying consolidated financial statements at March 31, 2011 (unaudited) and December 31, 2010 and for the first quarters of 2011 (unaudited) and 2010 (unaudited) contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows for such periods.  Operating results for the first quarter of 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

New Accounting Standards Adopted in 2011

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements”.  The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 in the fair value measurement hierarchy, including the reasons for the transfers and disclosure of major purchases, sales, issuances, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance was effective for interim and annual periods beginning after December 15, 2009, except for the Level 3 reconciliation disclosures, which are effective for interim and annual periods beginning after December 15, 2010. We adopted the provisions for the quarter ended March 31, 2010, except for the Level 3 reconciliation disclosures, which we adopted for the quarter ended March 31, 2011.   Adopting the disclosure requirements did not have a material impact on our financial position or results of operations.

3.           USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates included in the consolidated financial statements are: (1) natural gas, crude oil and natural gas liquids revenues and reserves; (2) depreciation, depletion and amortization; (3) valuation allowances associated with income taxes and accounts receivables; (4) accrued assets and liabilities; (5) stock-based compensation; (6) asset retirement obligations, (7) valuation of derivative instruments, and (8) impairment of oil and gas properties.  Although management believes these estimates are reasonable, changes in facts and circumstances or discovery of new information may result in revised estimates.  Actual results could differ from those estimates.

4.	FAIR VALUE MEASUREMENTS

Certain of our assets and liabilities are reported at fair value in our consolidated balance sheets.  The following methods and assumptions were used to estimate the fair values for each class of financial instruments:

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable.  The carrying amounts approximate fair value due to the short-term nature or maturity of the instruments.

Derivative Instruments.  Our derivative instruments consist of variable to fixed price commodity swaps, costless collars, put options and interest rate swaps.  The fair value measurement of our unrealized commodity price and interest rate instruments were obtained from financial institutions and were evaluated for accuracy using our hedge agreements and future commodity and interest rate curves.   Differences between management’s calculation and that of the financial institution were evaluated for reasonableness.  See Note 5 – “Derivative Instruments” for further information.

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

Debt.  The fair value of floating-rate debt is estimated to be equivalent to the carrying amounts because the interest rates paid on such debt are set for periods of three months or less.  See Note 7 - “Debt” for further information.

Accounting guidance established a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three levels.  The fair value hierarchy gives the highest priority to quoted market prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  Level 2 inputs are inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly.  There have been no transfers between Level 1, Level 2 or Level 3 during this quarter.

Fair value information for assets and (liabilities) related to our derivative instruments that are measured at fair value was as follows at March 31, 2011:

	Total	Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3
Derivatives
Commodity price contracts	$(18,599)	$—	$(18,599)	$—
Interest rate swaps	(419,918)	—	(419,918)	—
Total	$(438,517)	$—	$(438,517)	$—

        Fair value information for assets and (liabilities) related to our derivative instruments that are measured at fair value was as follows at December 31, 2010:

	Total	Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3
Derivatives
Commodity price contracts	$5,186,028	$—	$5,186,028	$—
Interest rate swaps	(1,392,740)	—	(1,392,740)	—
Total	$3,793,288	$—	$3,793,288	$—

5.           DERIVATIVE INSTRUMENTS

At the end of each reporting period we record on our balance sheet the mark-to-market valuation of our derivative instruments.  We recorded net liabilities for derivative instruments of $0.4 million and net assets of $3.8 million at March 31, 2011 and December 31, 2010, respectively.  As a result of these agreements, we recorded a non-cash unrealized loss, for unsettled contracts, of $4.2 million and a non-cash unrealized gain of $5.4 million for the three months ended March 31, 2011 and 2010, respectively.  The estimated change in fair value of the derivatives is reported in other income (expense) as unrealized gain (loss) on derivative instruments.  The realized gain (loss) on derivative instruments is included in natural gas, crude oil and natural gas liquids sales for our commodity price hedges and as an (increase) decrease in interest expense for our interest rate swaps.

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

We use a mix of commodity swaps, put options and costless collars and interest rate swaps to accomplish our hedging strategy.  Derivative assets and liabilities with the same counterparty, subject to contractual terms which provide for net settlement, are reported on a net basis on our consolidated balance sheets.  We have exposure to financial institutions in the form of derivative transactions in connection with our hedges.  These transactions are with counterparties in the financial services industry, and specifically with members of our bank group.  These transactions could expose us to credit risk in the event of default of our counterparties.  In addition, if any lender under our credit agreement is unable to fund their commitment, our liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitment under our credit agreement.  We believe our counterparty risk is low in part because of the offsetting relationship we have with each of our counterparties provided for in our revolving credit agreement and various hedge contracts.  See Note 4 — “Fair Value Measurements” for further information.

The following derivative contracts were in place at March 31, 2011:

Crude Oil			Volume/Month	Price/Unit	Fair Value
Apr 2011-Dec 2011		Swap	3,300 Bbls	$70.74	$(1,100,858)
Apr 2011-Dec 2011		Collar	7,000 Bbls	$64.50-$69.50	(2,423,498)
Apr 2011-Jun 2011		Swap	1,500 Bbls	$86.78	(92,549)
Jul 2011-Sep 2011		Swap	500 Bbls	$87.32	(31,270)
Apr 2011-Dec 2011		Swap	3,100 Bbls	$85.65	(620,453)
Apr 2011-Dec 2011		Collar	5,300 Bbls	$90.00-$112.60	(173,194)
Jan 2012-Dec 2012		Collar	4,500 Bbls	$90.00-$110.46	(241,557)
Jan 2012-Dec 2012		Collar	5,000 Bbls	$85.00-$102.70	(576,896)
Jan 2012-Dec 2012		Collar	5,100 Bbls	$80.00-$107.30	(514,899)

Natural Gas
Apr 2011-Dec 2011		Collar	266,000 Mmbtu	$7.32-$8.70	6,542,008
Apr 2011-Dec 2011		Swap	232,500 Mmbtu	$4.39	(377,734)
Jan 2012-Dec 2012		Put	320,000 Mmbtu	$5.00	(346,738)

Natural Gas Liquids
Apr 2011-Dec 2011	(1)	Swap	210,000 Gallons	$1.362	(60,961)
			Commodity price derivative instruments		(18,599)

Interest rate			Notional Amount	Fixed LIBOR Rate
Apr 2011-May 2011		Swap	$150,000,000	2.90%	(419,918)
Interest rate derivative instruments					(419,918)
Total net fair value of derivative instruments					$(438,517)

(1)	Propane contract

The following table details the location and effect of the Company’s derivative contracts on the Consolidated Statements of Operations for realized and unrealized gains:

Contract Type	Location of Gain or (Loss) Recognized in Income	Amount of Gain or (Loss) Recognized in Income
		Three months ended
		March 31, 2011	March 31, 2010
Commodity price contracts	Operating revenues	$1,829,298	$3,982,989
Interest rate contracts	Interest expense	(989,341)	(1,149,642)
	Realized gain	$839,957	$2,833,347

Commodity price contracts	Other income (expense)	$(5,204,627)	$5,193,942
Interest rate contracts	Other income (expense)	972,822	248,092
	Unrealized (loss) gain	$(4,231,805)	$5,442,034

6.           ASSET RETIREMENT OBLIGATIONS

We estimate the fair values of asset retirement obligations ("AROs") based on historical experience of plug and abandonment costs by field and, assumptions and judgments regarding such factors as the existence of a legal obligation for an ARO; estimated probabilities, amounts and timing of settlements; the credit-adjusted risk-free rate to be used and inflation rates.

Asset Retirement Obligations Rollforward

Beginning January 1, 2011 liability	$9,834,021
Accretion expense	136,379
Liabilities incurred	—
Liabilities settled	—
Revisions	—
Ending March 31, 2011 liability	$9,970,400

7.           DEBT

We maintain a senior secured revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”), as agent, and the lenders party thereto (the “Senior Credit Agreement”) that matures on May 31, 2013.  The borrowing base is currently set at $100 million, is based on our current proved crude oil and natural gas reserves, and is subject to semi-annual redeterminations, although our lenders may elect to make one additional unscheduled redetermination between scheduled redetermination dates.  The next borrowing base redetermination under our Senior Credit Agreement is scheduled for November 1, 2011.  As of March 31, 2011, we had no outstanding borrowings under our Senior Credit Agreement, with full availability under our Senior Credit Agreement.

We also maintain a second lien credit agreement dated December 27, 2010 with Barclays Bank Plc, as agent, and the lenders party thereto, including an affiliate of OCM GW Holdings, LLC (“Oaktree Holdings”), our largest stockholder (the “Second Lien Credit Agreement”).  The Second Lien Credit Agreement provided for a term loan made to us in a single draw in an aggregate principal amount of $175.0 million and matures on December 27, 2015.  As of March 31, 2011, we had a principal amount of $175.0 million outstanding, with a discount of $6.7 million using the estimated market value interest rate at the time of issuance, for a net reported balance of $168.3 million.

The Senior Credit Agreement and the Second Lien Credit Agreement (the “Credit Agreements”) are secured by liens on substantially all of our assets, as well as security interests in the stock of our subsidiaries.  The obligations under the Second Lien Credit Agreement are junior to those under the Senior Credit Agreement.  Interest is payable on the Credit Agreements as interim borrowings mature and renew.

The Credit Agreements include usual and customary affirmative and negative covenants for credit facilities of their respective types and sizes, including, among others, limitations on liens, hedging, mergers, asset sales or dispositions, payments of dividends, incurrence of additional indebtedness, certain leases and investments outside of the ordinary course of business, as well as events of default.  The Credit Agreements also contain certain financial covenants.  See Note 9 of our Annual Report on Form 10-K for the year ended December 31, 2010 for a more detailed description of our Credit Agreements and the covenants under the Credit Agreements.  At March 31, 2011, we were in compliance with the aforementioned covenants.

We constructively fixed the interest rate on $150.0 million of our variable rate debt by entering into interest rate swaps at a weighted average swap price of 2.9%.  This swap will terminate on May 8, 2011.

8.	STOCKHOLDERS’ EQUITY

In the first quarter of 2011, 131,193 shares of restricted Common Stock previously issued pursuant to the Long-Term Equity Incentive Plan vested, of which 20,814 shares were withheld by us to satisfy the employees’ tax liability resulting from the vesting of these shares, with the remaining shares being distributed to the employees and directors.  During the quarter we also had 12,420 unvested shares of restricted common stock forfeited due to employee terminations and issued 1,772 shares pursuant to stock option exercises.  Discretionary grants of 366,633 shares of restricted Common Stock were made to our employees during the quarter as incentive-based equity compensation under the 2005 Stock Incentive Plan.

9.           SHARE-BASED COMPENSATION

On February 18, 2011, we completed an option exchange program (the “Exchange Program”) pursuant to which we exchanged outstanding employee stock options previously granted under our 2005 Stock Incentive Plan with an exercise price greater than $5.00 per share, vested and unvested (the “Eligible Options”), for new, unvested options to purchase Common Stock (the “New Options”).

The Exchange Program was effected with certain employees, including each of our named executive officers.  Under the Exchange Program, a total of 1,093,240 Eligible Options with a weighted average exercise price of $11.24 per share were exchanged for 1,093,240 New Options with an exercise price of $5.00 per share.  The table below sets forth the number of vested Eligible Options exchanged for an equivalent number of unvested New Options, and the weighted average exercise price of such Eligible Options held by each of our named executive officers.

	Eligible Options	Weighted Average Exercise Price
Allan D. Keel	500,000	$11.97
E. Joseph Grady	225,000	$11.38
Thomas H. Atkins	38,300	$11.60
Jay S. Mengle	45,000	$11.60
Tracy Price	90,000	$11.60
Total	898,300	$11.75

Under the terms of the Exchange Program, New Options which will have an exercise price per share equal to the greater of $5.00 per share and the closing price per share of Crimson common stock on The NASDAQ Global Market on the last business day of the Exchange Offer.  Therefore, since the Closing Price of the Common Stock on February 18, 2011 was $3.95, the exercise price per share of the New Options was fixed at $5.00 per share.

Due to an annual limitation in the number of options to purchase Common Stock that may be issued in any single year under the 2005 Stock Incentive Plan, Allan D. Keel, our Chief Executive Officer, was limited to exchanging only the portion of Eligible Options held by him that was not in excess of such annual limitation.  We may offer to exchange at a later date the remaining 175,000 Eligible Options that are held by Mr. Keel, which have a weighted average exercise price of $9.70, under the same terms as the Exchange Program.

The fair value of the Eligible Options exchanged, calculated using the Black-Scholes valuation model, was $1.8 million immediately prior to the exchange and the fair value of the New Options was calculated at $2.7 million.  Therefore, the $0.9 million incremental value of the New Options over the Eligible Options and the $0.2 million of unrecognized compensation expense for the original award, or $1.1 million, will be amortized on a straight line basis, over the four-year vesting period of the New Options, or approximately $22,000 per month.

10.         INCOME TAXES

Income tax benefit for the first quarter of 2011 was $4.6 million, compared to income tax expense of $0.3 million for the first quarter of 2010.  The quarterly income tax provision is based on our estimate of the effective tax rate expected to be applicable for the full year.

11.         RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Not Yet Adopted

There were no recently issued standards that were applicable to us that have not yet been adopted.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the consolidated financial statements, notes and management’s discussion and analysis reported on our Annual Report on Form 10-K for the year ended December 31, 2010. Statements in this discussion may be forward-looking.  These forward-looking statements involve risks and uncertainties.

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

We caution that a number of factors could cause future production, revenues and expenses to differ materially from our expectations.  For a discussion on risk factors affecting our business, see the information in “ITEM 1A. Risk Factors” contained in our Annual Report filed on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission.

Overview

We are an independent energy company engaged in the acquisition, exploitation, exploration and development of natural gas and crude oil properties.  We have historically focused our operations in the onshore U.S. Gulf Coast, South Texas and Colorado regions, which are generally characterized by high rates of return in known, prolific producing trends.  We have recently expanded our strategic focus to include longer reserve life resource plays in East Texas and South Texas that we believe provide significant long-term growth potential in multiple formations.  Our gross revenues are derived from the following sources:

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

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues

	Three months ended March 31,
	2011	2010	Change	Percent Change
Product revenues:	(in millions, except percentages)
Natural gas sales	$14.7	$14.5	$0.2	1.4%
Crude oil sales	7.4	4.7	2.7	57.4%
Natural gas liquids sales	5.5	3.3	2.2	66.7%
Product revenues	$27.6	$22.5	$5.1	22.7%

Natural Gas, Crude Oil and Natural Gas Liquids Sales.  Revenues from the sale of natural gas, crude oil and natural gas liquids, net of the realized effects of our commodity price hedging instruments, were $27.6 million for the first quarter of 2011 compared to $22.5 million for the first quarter of 2010 due to an approximate 51% increase in production, offset, in part, by an approximate 19% decrease in realized commodity prices.

	Three months ended March 31,
	2011	2010	Change	Percent Change
Sales volumes:
Natural gas (Mcf)	3,018,348	2,080,168	938,180	45.1%
Crude oil (Bbl)	87,729	56,304	31,425	55.8%
Natural gas liquids (Bbl)	124,099	71,230	52,869	74.2%
Natural gas equivalents (Mcfe)	4,289,316	2,845,372	1,443,944	50.7%

Quarterly production was approximately 4.3 Bcfe for the first quarter of 2011 compared to approximately 2.8 Bcfe for the first quarter of 2010.  On a daily basis, we produced an average of 47,659 Mcfe for the first quarter of 2011 compared to an average of 31,615 Mcfe for the first quarter of 2010, an increase of approximately 51% primarily due to the success of our 2010 and 2011 drilling and workover activity.

	Three months ended March 31,
	2011	2010	Change	Percent Change
Average sales prices (before hedging):
Natural gas (Mcf)	$3.98	$5.24	$(1.26)	-24.0%
Crude oil (Bbl)	94.50	76.64	17.86	23.3%
Natural gas liquids (Bbl)	44.24	46.25	(2.01)	-4.3%
Natural gas equivalents (Mcfe)	6.01	6.50	(0.49)	-7.5%

	Three months ended March 31,
	2011	2010	Change	Percent Change
Average sales prices (after hedging):
Natural gas (Mcf)	$4.88	$6.96	$(2.08)	-29.9%
Crude oil (Bbl)	84.53	83.77	0.76	0.9%
Natural gas liquids (Bbl)	44.17	46.25	(2.08)	-4.5%
Natural gas equivalents (Mcfe)	6.44	7.90	(1.46)	-18.5%

Natural gas, crude oil and natural gas liquids prices are reported net of the realized effects of our hedging agreements.  We realized gains of $2.7 million on our natural gas hedges and losses of $0.9 million on our crude oil and natural gas liquids hedges in the first quarter of 2011, compared to realized gains of $3.6 million for natural gas hedges and $0.4 million for crude oil hedges in the first quarter of 2010.

Costs and Expenses

	Three months ended March 31,
	2011	2010	Change	Percent Change
Certain Operating Expenses:	(in millions, except percentages)
Lease operating expenses	$4.0	$3.9	$0.1	2.6%
Production and ad valorem taxes	1.9	1.7	0.2	11.8%
Exploration expenses	0.1	0.5	(0.4)	-80.0%
General and administrative(1)	3.8	4.4	(0.6)	-13.6%
Operating expenses (cash)	9.8	10.5	(0.7)	-6.7%
Depreciation, depletion & amortization	13.5	10.4	3.1	29.8%
Share-based compensation(1)	0.5	0.5	—	0%
Certain operating expenses	$23.8	$21.4	$2.4	11.2%

        (1)  Total general and administrative costs on the Consolidated Statements of Operations include share-based compensation.

	Three months ended March 31,
	2011	2010	Change	Percent Change
Selected Costs ($ per Mcfe):	(in millions, except percentages)
Lease operating expenses	$0.94	$1.37	$(0.43)	-31.4%
Production and ad valorem taxes	0.44	0.60	(0.16)	-26.7%
Exploration expenses	0.02	0.17	(0.15)	-88.2%
General and administrative(1)	0.89	1.55	(0.66)	-42.6%
Operating expenses (cash)	2.29	3.69	(1.40)	-37.9%
Depreciation, depletion & amortization	3.14	3.66	(0.52)	-14.2%
Share-based compensation(1)	0.12	0.18	(0.06)	-33.3%
Selected costs	$5.55	$7.53	$(1.98)	-26.3%

(1)  Total general and administrative costs on the Consolidated Statements of Operations include share-based compensation.

Lease Operating Expenses.  Lease operating expenses for the first quarter of 2011 were $4.0 million compared to $3.9 million in the first quarter of 2010, a slight increase resulting from new wells and fields added due to success in our drilling program.

Production and Ad Valorem Tax Expenses.  Production and ad valorem tax expenses for the first quarter of 2011 were $1.9 million compared to $1.7 million for the first quarter of 2010, a slight increase due to higher production in the first quarter of 2011 offset in part by lower sales prices.

Depreciation, Depletion and Amortization (“DD&A”).  DD&A expense for the first quarter of 2011 was $13.5 million compared to $10.4 million for the first quarter of 2010, an increase due to higher production, offset in part by a lower DD&A rate.

Impairment and Abandonment of Oil and Gas Properties.  Non-cash impairment and abandonment of oil and gas properties for the first quarter of 2011 was $5.4 million due to the previously announced impairment of unproved leasehold cost primarily in East Texas.

General and Administrative (“G&A”) Expenses.  Total G&A expenses were $4.3 million for the first quarter of 2011 compared to $4.9 million for the first quarter of 2010, a decrease of $0.6 million due to lower legal and other professional fees.  Included in G&A expense is a non-cash stock expense of $0.5 million and $0.5 million in the first quarters 2011 and 2010, respectively.

Interest Expense.  Interest expense was $6.7 million for the first quarter of 2011 compared to $5.4 million for the first quarter of 2010.  Total interest expense increased primarily due to the increase in the overall rate on our second lien credit agreement in December 2010.  Interest expense capitalized for the first quarters of 2011 and 2010 was approximately $60,000 and zero, respectively.

Other Financing Costs.  Other financing costs were comparable at $0.7 million for the first quarters 2011 and 2010.  These expenses consist primarily of the amortization of capitalized costs associated with our credit facilities and commitment fees related to the undrawn availability under our revolving credit agreement.

Unrealized Gain on Derivative Instruments.  The non-cash unrealized loss on derivative instruments for the first quarter of 2011 was $4.2 million, compared to a non-cash unrealized gain of $5.4 million for the first quarter of 2010.  The unrealized gain or loss is the change in the mark-to-market exposure under our commodity price hedging contracts and our interest rate swaps.  Unrealized gain or loss will vary period to period, and will be a function of the hedges in place, the strike prices of those hedges and the forward curve pricing of the commodities and interest rates being hedged.

Income Taxes.  Our net loss before taxes was $13.1 million for the first quarter of 2011 compared to net income before taxes of $0.6 million in the first quarter of 2010.  After adjusting for permanent tax differences, we recorded an income tax benefit of $4.6 million for the first quarter of 2011, compared to income tax expense of $0.3 million for the first quarter of 2010.

Liquidity and Capital Resources

Our primary cash requirements are for capital expenditures, working capital, operating expenses, acquisitions and principal and interest payments on indebtedness.  Our primary sources of liquidity are cash generated by operations, net of the realized effect of our hedging agreements, and amounts available to be drawn under our revolving credit facility.  To the extent our cash requirements exceed our sources of liquidity, we will be required to fund our cash requirements through other means, such as through debt and equity financing activities or asset monetizations, or the curtailment of capital expenditures.

Liquidity and Cash Flow

        Our working capital deficit was $37.7 million as of March 31, 2011, compared to a working capital deficit of $19.8 million as of December 31, 2010.  The following table provides the components and changes in working capital as of March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010	Change
Current assets
Accounts receivable, net	$15.4	$14.2	$1.2
Prepaid expenses	0.4	0.2	0.2
Derivative instruments	4.1	6.9	-2.8
Deferred tax asset, net	7.3	6.3	1.0
Total current assets	27.2	27.6	(0.4)

Current liabilities
Accounts payable and accrued liabilities	60.9	43.6	17.3
Asset retirement obligations	0.7	0.7	—
Derivative instruments	3.3	3.1	0.2
Total current liabilities	64.9	47.4	17.5

Working capital (deficit)	$(37.7)	$(19.8)	$(17.9)

        The table below summarizes certain measures of liquidity and capital expenditures, as well as our sources of capital from internal and external sources, for the three months ended March 31, 2011 and 2010, respectively.

	Three months ended March 31,
	2011	2010
Financial Measures	(in millions)
Net cash provided by operating activities	$27.3	$7.4
Net cash used in investing activities	(23.2)	(5.3)
Net cash used in financing activities	(4.1)	(2.1)
Cash and cash equivalents	—	—

Net cash provided by operating activities was $27.3 million for the first quarter of 2011 compared to $7.4 million for the first quarter of 2010.  During the first quarter of 2011, the net cash provided by operating activities, before changes in working capital, increased to $11.4 million, from $6.8 million for the first quarter of 2010, primarily due to the increase in production.

Net cash used in investing activities consists primarily of capital expenditures on oil and gas drilling projects and leasehold acquisitions.

Net cash used in financing activities, which consists primarily of net borrowings/repayments on our revolving credit agreement, was $4.1 million for the first quarter of 2011 compared to $2.1 million for the first quarter of 2010.

See the Consolidated Statements of Cash Flows for further details.

Capital Resources

We maintain a senior secured revolving credit facility with Wells Fargo Bank, National Association(“Wells Fargo Bank”), as agent, and the lenders party thereto (the “Senior Credit Agreement”) that matures on May 31, 2013.  The borrowing base is currently set at $100 million, is based on our current proved crude oil and natural gas reserves, and is subject to semi-annual redeterminations, although our lenders may elect to make one additional unscheduled redetermination between scheduled redetermination dates.  The next borrowing base redetermination under our Senior Credit Agreement is scheduled for November 1, 2011.  The credit agreement also provides for the issuance of letters-of-credit up to a $5.0 million sub-limit.  Although this agreement contains restrictions on our ability to incur debt, we may issue up to $200.0 million in senior unsecured notes.

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

We also maintain a second lien credit agreement dated December 27, 2010 with Barclays Bank Plc, as agent, and the lenders party thereto,  including an affiliate of OCM GW Holdings, LLC (“Oaktree Holdings”), our largest stockholder (the “Second Lien Credit Agreement”).  The Second Lien Credit

Agreement provided for a term loan, made to us in a single draw, in an aggregate principal amount of $175.0 million and matures on December 27, 2015.  As of March 31, 2011, we had a principal amount of $175.0 million outstanding, with a discount of $6.7 million using the estimated market value interest rate at the time of issuance, for a net reported balance of $168.3 million.

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

Our revolving credit agreement and second lien credit agreement are secured by liens on substantially all of our assets, including the capital stock of our subsidiaries.  The liens securing the obligations under our second lien credit agreement are junior to those under our revolving credit agreement.  Unpaid interest is payable under our credit agreements as interim borrowings mature and renew.

We utilize commodity price hedge instruments to minimize exposure to declining prices on our natural gas, crude oil and natural gas liquids production.  We used a series of swaps, put options and costless collars to accomplish our commodity hedging position.  We currently have 5.8 Bcfe of equivalent production hedged for 2011, consisting of 4.5 Bcf of natural gas hedges, 174.3 MBbl of crude oil hedges and 1.9 million gallons of natural gas liquids (propane) hedges, at average floor prices of $5.95/MMBtu, $76.70/Bbl and $1.36/gallon, respectively.   We also have 4.9 Bcfe of equivalent production hedged for 2012, consisting of 3.8 Bcf of natural gas hedges and 175.2 MBbl of crude oil hedges at average floor prices of $5.00/MMBTU and $84.79/Bbl, respectively.  We utilize interest rate hedge instruments to minimize exposure to increasing interest rates on our variable rate debt.  Through May 8, 2011, we constructively fixed the base LIBOR on $150.0 million of our variable rate debt by entering into interest rate swaps at a weighted average swap price of 2.9%.

Future Capital Requirements

Our future natural gas, crude oil and natural gas liquids reserves and production, and therefore our cash flow and results of operations, are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves.  We intend to grow our reserves and production by further exploiting our existing property base through drilling opportunities identified in our resource plays in East and South Texas and in our conventional inventory.  We expect to focus the majority of our drilling activity over the next several years on continued development of our East Texas, South Texas and Colorado resource plays while we continue the development and exploitation of our core legacy properties in the South Texas and Southeast Texas areas.  We anticipate that acquisitions, including those of undeveloped leasehold interests, will continue to play a role in our business strategy as those opportunities arise from time to time.  While there are currently no unannounced agreements for the acquisition of any material businesses or assets, such transactions can be effected quickly and could occur at any time.

We believe that our internally generated cash flow, combined with access to our revolving credit agreement, will be sufficient to meet the liquidity requirements necessary to fund our daily operations and planned capital development and to meet our debt service requirements for the next twelve months.  Our ability to execute on our growth strategy will be determined, in large part, by our cash flow and the availability of debt and equity capital at that time.  Any decision regarding a financing transaction, and our ability to complete such a transaction, will depend on prevailing market conditions and other factors.  Our ability to continue to meet our liquidity requirements and execute on our growth strategy can be impacted by economic conditions outside of our control, such as commodity price volatility, which could, among other things, lead to a decline in the borrowing base under our revolving credit agreement in connection with a borrowing base redetermination.  In such case, we may be required to seek other sources of capital earlier than anticipated.  Restrictions in our credit agreements may impair our ability to access other sources of capital, and access to additional capital may not be available on terms acceptable to us or at all.  See Item 1A. “Risk Factors” and Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results.  The risks described in this report and in our previous filings with the Securities and Exchange Commission are not the only risks facing our company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of Crimson common stock from employee stock distributions to satisfy tax withholding obligations related to restricted stock which vested during the first quarter of 2011.  These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this item.

Period	Total Number of Shares Purchased (1)	Average price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Be Purchased Under the Plan or Programs
January 1-31, 2011	—	—	—	(1)
February 1-28, 2011	20,814	$4.36	20.814	(1)
March 1-31, 2011	—	—	—	(1)
Total	20,814		20,814

(1)  Shares were withheld from employees to satisfy certain tax withholding obligations due in connection with grants of stock under our 2005 Stock Incentive Plan.  The 2005 Stock Incentive Plan provides for the withholding of shares to satisfy tax obligations.

ITEM 6.	EXHIBITS

Number	Description

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 5, 2005)

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Appendix A to the Company’s Definitive Information Statement on Schedule 14C filed August 18, 2006)

3.3	Certificate of Designation, Preferences and Rights of Series I Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 29, 2010)

Number	Description

3.4	Bylaws of Crimson Exploration Inc. (incorporated by reference to Exhibit 3.7 to the Company’s Current Report on Form 8-K filed July 5, 2005)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 3.7 to the Company’s Current Report on Form 8-K filed July 5, 2005)

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

                                                   CRIMSON EXPLORATION INC.
                                                   (Registrant)

Date:	May 12, 2011	By:	/s/ Allan D. Keel
Allan D. Keel
President and Chief Executive Officer

Date:	May 12, 2011	By:	/s/ E. Joseph Grady
E. Joseph Grady
Senior Vice President and Chief Financial Officer