Form 10-Q
period 2011-06-30
CRIMSON EXPLORATION INC.
filed 2011-08-11
CIK 813779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

On August 8, 2011, there were 45,113,023 shares outstanding of the registrant’s Common Stock, par value $0.001.

FORM 10-Q

CRIMSON EXPLORATION INC.

FOR THE QUARTER ENDED JUNE 30, 2011

PART I.     FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

CRIMSON EXPLORATION INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2011	2010
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$—	$—
Accounts receivable, net of allowance of $579,143 and $579,143, respectively	18,258,810	14,225,932
Prepaid expenses	202,185	168,766
Derivative instruments	3,409,633	6,836,366
Deferred tax asset, net	6,880,945	6,331,152
Total current assets	28,751,573	27,562,216

PROPERTY AND EQUIPMENT
Oil and gas properties (successful efforts method of accounting)	624,803,238	590,248,138
Other property and equipment	3,345,798	3,345,798
Accumulated depreciation, depletion and amortization	(241,138,871)	(213,547,504)
Total property and equipment, net	387,010,165	380,046,432

NONCURRENT ASSETS
Deposits	34,743	34,743
Debt issuance cost	1,477,396	2,364,469
Deferred tax asset, net	8,182,597	2,678,966
Total noncurrent assets	9,694,736	5,078,178

TOTAL ASSETS	$425,456,474	$412,686,826

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$42,661,280	$30,795,692
Accrued liabilities	11,762,898	12,799,176
Asset retirement obligations	1,011,633	732,126
Derivative instruments	1,319,417	3,043,078
Total current liabilities	56,755,228	47,370,072

NONCURRENT LIABILITIES
Long-term debt	185,516,693	172,013,490
Asset retirement obligations	9,073,924	9,101,895
Derivative instruments	460,218	—
Other noncurrent liabilities	645,721	670,398
Total noncurrent liabilities	195,696,556	181,785,783

Total liabilities	252,451,784	229,155,855

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock (par value $0.001; 200,000,000 shares authorized; 45,238,933 and 44,952,405 shares issued and 45,110,956 and 44,857,259 shares outstanding, respectively)	45,239	44,952
Additional paid-in capital	242,472,632	241,488,749
Retained deficit	(68,879,313)	(57,506,788)
Treasury stock (at cost, 127,977 and 95,146 shares, respectively)	(633,868)	(495,942)
Total stockholders’ equity	173,004,690	183,530,971

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$425,456,474	$412,686,826

The Notes to the Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

OPERATING REVENUES
Natural gas sales	$15,538,315	$13,542,484	$30,263,264	$28,016,215
Crude oil sales	9,437,066	4,975,157	16,852,709	9,691,852
Natural gas liquids sales	4,689,325	2,753,942	10,170,752	6,048,103
Operating overhead and other income	162,560	181,360	324,088	306,632
Total operating revenues	29,827,266	21,452,943	57,610,813	44,062,802

OPERATING EXPENSES
Lease operating expenses	4,657,344	3,953,646	8,687,922	7,836,497
Production and ad valorem taxes	1,958,269	1,477,963	3,838,475	3,180,827
Exploration expenses	289,595	187,279	381,209	683,116
Depreciation, depletion and amortization	14,385,639	10,514,130	27,866,568	20,937,682
Impairment and abandonment of oil and gas properties	3,965,511	—	9,410,025	—
General and administrative	4,207,331	4,486,375	8,534,819	9,395,695
Loss on sale of assets	—	430,819	—	430,819
Total operating expenses	29,463,689	21,050,212	58,719,018	42,464,636

INCOME (LOSS) FROM OPERATIONS	363,577	402,731	(1,108,205)	1,598,166

OTHER INCOME (EXPENSE)
Interest expense, net of amount capitalized	(6,247,756)	(5,245,563)	(12,982,584)	(10,602,839)
Other financing cost	(471,274)	(844,927)	(1,171,870)	(1,573,030)
Unrealized (loss) gain on derivative instruments	2,068,515	(3,917,809)	(2,163,290)	1,524,225
Total other income (expense)	(4,650,515)	(10,008,299)	(16,317,744)	(10,651,644)

LOSS BEFORE INCOME TAXES	(4,286,938)	(9,605,568)	(17,425,949)	(9,053,478)

Income tax benefit	1,460,375	3,234,718	6,053,424	2,891,443

NET LOSS	$(2,826,563)	$(6,370,850)	$(11,372,525)	$(6,162,035)

NET LOSS PER SHARE
Basic	$(0.06)	$(0.16)	$(0.25)	$(0.16)
Diluted	$(0.06)	$(0.16)	$(0.25)	$(0.16)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	45,188,542	38,635,725	45,065,402	38,571,300
Diluted	45,188,542	38,635,725	45,065,402	38,571,300

The Notes to the Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

	NUMBER OF SHARES OF		ADDITIONAL			TOTAL
	COMMON STOCK	COMMON STOCK	PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	STOCKHOLDERS’ EQUITY
BALANCE, DECEMBER 31, 2010	44,857,259	$44,952	$241,488,749	$(57,506,788)	$(495,942)	$183,530,971
Current period net loss	—	—	—	(11,372,525)	—	(11,372,525)
Share-based compensation	286,528	287	983,883		—	984,170
Treasury stock	(32,831)	—	—	—	(137,926)	(137,926)
BALANCE, JUNE 30, 2011	45,110,956	$45,239	$242,472,632	$(68,879,313)	$(633,868)	$173,004,690

The Notes to the Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	For The Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,372,525)	$(6,162,035)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	27,866,568	20,937,682
Asset retirement obligations	(70,250)	(139,102)
Stock compensation expense	954,258	897,296
Amortization of financing costs and discounts	1,436,490	1,374,988
Deferred income taxes	(6,053,424)	(2,923,125)
Impairment and abandonment of oil and gas properties	9,410,025	236,457
Loss on sale of assets	—	430,819
(Gain) loss on derivative instruments	2,163,290	(1,524,225)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(4,032,879)	1,822,789
Increase in prepaid expenses	(33,419)	(7,965)
Increase in accounts payable and accrued liabilities	10,804,633	7,259,238
Net cash provided by operating activities	31,072,767	22,202,817

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(42,978,194)	(21,755,129)
Acquisition of oil and gas properties	(940,345)	—
Sale of assets	—	(141,029)
Net cash used in investing activities	(43,918,539)	(21,896,158)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	(72,240,239)	(39,602,202)
Proceeds from debt	85,240,239	39,833,386
Debt issuance expenditures	(46,214)	(466,411)
Proceeds from stock option exercises	29,912	16,558
Purchase of treasury stock	(137,926)	(87,990)
Net cash provided by (used in) financing activities	12,845,772	(306,659)

INCREASE IN CASH AND CASH EQUIVALENTS	—	—

CASH AND CASH EQUIVALENTS,
Beginning of period	—	—

CASH AND CASH EQUIVALENTS,
End of period	$—	$—

Cash paid for interest	$13,028,204	$13,655,847
Cash paid for income taxes	$—	$95,000

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

2.           BASIS OF PRESENTATION

Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles (“GAAP”) for complete annual financial statements.  The accompanying consolidated financial statements at June 30, 2011 (unaudited) and December 31, 2010 and for the three and six months ended June 30, 2011 (unaudited) and 2010 (unaudited) contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows for such periods.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

New Accounting Standards Adopted in 2011

In January 2010, the Financial Accounting Standards Board (“FASB”)issued Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements”.  The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 in the fair value measurement hierarchy, including the reasons for the transfers and disclosure of major purchases, sales, issuances, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance was effective for interim and annual periods beginning after December 15, 2009, except for the Level 3 reconciliation disclosures, which are effective for interim and annual periods beginning after December 15, 2010. We adopted the provisions for the quarter ended March 31, 2010, except for the Level 3 reconciliation disclosures, which we adopted for the quarter ended March 31, 2011. Adopting the disclosure requirements did not have a material impact on our financial position or results of operations.

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

Derivative Instruments.  Our derivative instruments consist of variable to fixed price commodity swaps, costless collars, put options and interest rate swaps.  The fair value measurement of our unrealized commodity price and interest rate instruments were obtained from financial institutions and were evaluated for accuracy using our hedge agreements and future commodity and interest rate curves.  Differences between management’s calculation and that of the financial institutions were evaluated for reasonableness.  See Note 5 – “Derivative Instruments” for further information.

Impairments.  We review oil and gas properties for impairment when events and circumstances indicate a decline in the recoverability of the carrying value of such properties, such as a downward revision of the reserve estimates or lower commodity prices.  We estimate the future cash flows expected in connection with the properties and compare such future cash flows to the carrying amounts of the properties to determine if the carrying amounts are recoverable.  The factors used to determine fair value include, but are not limited to, estimates of proved, probable and possible reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties.  Because these significant fair value inputs are typically not observable, we classify impairments of long-lived assets as a level 3 fair value measure.

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

Accounting guidance has established a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three levels.  The fair value hierarchy gives the highest priority to quoted market prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  Level 2 inputs are inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly.  There have been no transfers between Level 1, Level 2 or Level 3 during this quarter.

Fair value information for assets and (liabilities) related to our derivative instruments that are measured at fair value was as follows at June 30, 2011:

	Total	Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3
Derivatives
Commodity price contracts	$1,629,998	$—	$1,629,998	$—

        Fair value information for assets and (liabilities) related to our derivative instruments that are measured at fair value was as follows at December 31, 2010:

	Total	Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3
Derivatives
Commodity price contracts	$5,186,028	$—	$5,186,028	$—
Interest rate swaps	(1,392,740)	—	(1,392,740)	—
Total	$3,793,288	$—	$3,793,288	$—

5.           DERIVATIVE INSTRUMENTS

At the end of each reporting period we record on our balance sheet the mark-to-market valuation of our derivative instruments.  We recorded net assets for derivative instruments of $1.6 million and $3.8 million at June 30, 2011 and December 31, 2010, respectively.  As a result of these agreements, we recorded a non-cash unrealized loss, for unsettled contracts, of $2.2 million and a non-cash unrealized gain of $1.5 million for the six months ended June 30, 2011 and 2010, respectively.  The estimated change in fair value of the derivatives is reported in other income (expense) as unrealized gain (loss) on derivative instruments.  The realized gain (loss) on derivative instruments is included in natural gas, crude oil and natural gas liquids sales for our commodity price hedges and as an (increase) decrease in interest expense for our interest rate swaps.  Our final interest rate swap terminated on May 8, 2011.

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

The following derivative contracts were in place at June 30, 2011:

Crude Oil			Volume/Month	Price/Unit	Fair Value
Jul 2011-Dec 2011		Swap	3,300 Bbls	$70.74	$(517,457)
Jul 2011-Dec 2011		Collar	7,000 Bbls	$64.50-$69.50	(1,156,086)
Jul 2011-Sep 2011		Swap	500 Bbls	$87.32	(13,233)
Jul 2011-Dec 2011		Swap	3,100 Bbls	$85.65	(208,741)
Jul 2011-Dec 2011		Collar	5,300 Bbls	$90.00-$112.60	52,857
Jan 2012-Dec 2012		Collar	4,500 Bbls	$90.00-$110.46	28,156
Jan 2012-Dec 2012		Collar	5,000 Bbls	$85.00-$102.70	(333,871)
Jan 2012-Dec 2012		Collar	5,100 Bbls	$80.00-$107.30	(325,274)

Natural Gas
Jul 2011-Dec 2011		Collar	266,000 Mmbtu	$7.32-$8.70	4,565,719
Jul 2011-Dec 2011		Swap	232,500 Mmbtu	$4.39	(118,201)
Jan 2012-Dec 2012		Put	320,000 Mmbtu	$5.00	(129,428)

Natural Gas Liquids
Jul 2011-Dec 2011	(1)	Swap	210,000 Gallons	$1.362	(214,443)
			Commodity price derivative instruments		1,629,998

Total net fair value of derivative instruments					$1,629,998

        (1)  Propane contract

The following table details the effect of derivative contracts on the Consolidated Statements of Operations for the three months and six months ended June 30, 2011 and 2010, respectively:

Contract Type	Location of Gain or (Loss) Recognized in Income	Amount of Gain or (Loss) Recognized in Income
		Three months ended June 30,		Six months ended June 30,
		2011	2010	2011	2010
Commodity price contracts	Operating revenues	$1,075,893	$5,925,089	$2,905,192	$9,908,077
Interest rate contracts	Interest expense	(421,423)	(1,143,135)	(1,410,764)	(2,292,777)
	Realized gain	$654,470	$4,781,954	$1,494,428	$7,615,300

Commodity price contracts	Other income (expense)	$1,648,597	$(4,939,825)	$(3,556,030)	$254,117
Interest rate contracts	Other income (expense)	419,918	1,022,016	1,392,740	1,270,108
	Unrealized gain (loss)	$2,068,515	$(3,917,809)	$(2,163,290)	$1,524,225

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

Asset Retirement Obligations Rollforward

Beginning January 1, 2011 liability	$9,834,021
Accretion expense	275,200
Liabilities incurred	46,586
Liabilities settled	(70,250)
Revisions	—
Ending June 30, 2011 liability	$10,085,557

7.           DEBT

We maintain a senior secured revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”), as agent, and the lenders party thereto (the “Senior Credit Agreement”) that matures on May 31, 2013.  The borrowing base currently set at $100 million, is based on our current proved crude oil and natural gas reserves, and is subject to semi-annual redeterminations, although our lenders may elect to make one additional unscheduled redetermination between scheduled redetermination dates.  The next borrowing base redetermination under our Senior Credit Agreement is scheduled for November 1, 2011.  As of June 30, 2011, we had $17.0 million outstanding, with availability of $83.0 million, under our Senior Credit Agreement.

We also maintain a second lien credit agreement dated December 27, 2010 with Barclays Bank Plc, as agent, and the lenders party thereto, including an affiliate of OCM GW Holdings, LLC (“Oaktree Holdings”), our largest stockholder (the “Second Lien Credit Agreement”).  The Second Lien Credit Agreement provides for a term loan made to us in a single draw in an aggregate principal amount of $175.0 million that matures on December 27, 2015.  As of June 30, 2011, we had a principal amount of $175.0 million outstanding, with a discount of $6.5 million using the estimated market value interest rate at the time of issuance, for a net reported balance of $168.5 million.

The Senior Credit Agreement and the Second Lien Credit Agreement (the “Credit Agreements”) are secured by liens on substantially all of our assets, as well as security interests in the stock of our subsidiaries.  The liens securing the Second Lien Credit Agreement are junior to those securing the Senior Credit Agreement.  Interest is payable on the Credit Agreements as interim borrowings mature.

The Credit Agreements include usual and customary affirmative and negative covenants for credit facilities of their respective types and sizes, including, among others, limitations on liens, hedging, mergers, asset sales or dispositions, payments of dividends, incurrence of additional indebtedness, certain leases and investments outside of the ordinary course of business, as well as events of default.  The Credit Agreements also contain certain financial covenants.  See Note 9 of our Annual Report on Form 10-K for the year ended December 31, 2010 for a more detailed description of our Credit Agreements and the covenants under the Credit Agreements.  At June 30, 2011, we were in compliance with the aforementioned covenants.

8.           STOCKHOLDERS’ EQUITY

In the six months ended June 30, 2011, 235,413 shares of restricted Common Stock previously issued pursuant to the long-term incentive plan vested, of which 32,831 shares were withheld by us to satisfy the employees’ tax liability resulting from the vesting of these shares, with the remaining shares being distributed to the employees and directors.  During the six months we also had 139,040 unvested shares of restricted Common Stock forfeited due to employee terminations and issued 12,463 shares pursuant to stock option exercises.  Discretionary grants of 366,633 shares of unvested restricted Common Stock were made to our employees during the six months as incentive-based equity compensation under the 2005 Stock Incentive Plan.  We also granted 39,267 shares of restricted Common Stock to three members of our board of directors as compensation pursuant to the director compensation plan, and 7,205 shares of restricted Common Stock to a new employee as part of his total compensation package.

9.           SHARE-BASED COMPENSATION

In February 2011, we initiated an option exchange program (the “Exchange Program”) whereby all outstanding employee stock options previously granted under our 2005 Stock Incentive Plan with an exercise price greater than $5.00 per share, vested and unvested (the “Eligible Options”) could be exchanged for new unvested options.  Due to an annual limitation in the number of options to purchase Common Stock that may be issued in any single year under the 2005 Stock Incentive Plan, Allan D. Keel, our Chief Executive Officer, was limited to exchanging only the portion of Eligible Options held by him that was not in excess of such annual limitation.  The Second Amendment to the Amended and Restated 2005 Stock Incentive Plan, approved by shareholders at the Annual Shareholders’ Meeting on May 17, 2011, increased the annual limitation on option share grants to 750,000 shares thereby allowing the balance of Mr. Keel’s Eligible Options to be exchanged.  The remaining 175,000 Eligible Options that were held by Mr. Keel, which had a weighted average exercise price of $9.70, were exchanged on June 16, 2011 under the same terms as the Exchange Program.  This final transaction completes the Exchange Program.

10.         INCOME TAXES

Income tax benefit for the six months ended June 30, 2011 was $6.1 million compared to income tax benefit of $2.9 million for the six months ended June 30, 2010.  The year-to-date income tax provision is based on our estimate of the effective tax rate expected to be applicable for the full year.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences net of a tax-adjusted $3.4 million valuation allowance.  The amount of the deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

11.         RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Not Yet Adopted

        In May 2011, the FASB issued Accounting Standards Update No. 2011-04 “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). ASU 2011-04 clarifies application of fair value measurement and disclosure requirements and is effective for interim and annual periods beginning after December 15, 2011, with early application not permitted.  We are currently evaluating the provisions of ASU 2011-04 and assessing the impact, if any, it may have on our financial position and results of operations.

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

Overview

We are an independent energy company engaged in the acquisition, exploitation, exploration and development of natural gas and crude oil properties.  We have historically focused our operations in the onshore U.S. Gulf Coast, South Texas and Colorado regions, which are generally characterized by high rates of return in known, prolific producing trends.  We have recently expanded our strategic focus to include longer reserve life resource plays in East Texas and South Texas that we believe provide significant long-term growth potential in multiple formations.  Our gross revenues are derived from the following sources:

1.	Natural gas, crude oil and natural gas liquids sales that are proceeds from the sale of natural gas, crude oil and natural gas liquids production. This represents over 99% of our gross revenues.

2.	Operating overhead and other income that consists primarily of administrative fees received for operating natural gas and crude oil properties for other working interest owners.

Results of Operations

The following is a discussion of our consolidated results of operations, financial condition and capital resources. You should read this discussion in conjunction with our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

Comparative results of operations for the periods indicated are discussed below.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenues

	Three months ended June 30,
	2011	2010	Change	Percent Change
Product revenues:	(in millions, except percentages)
Natural gas sales	$15.5	$13.5	$2.0	14.8%
Crude oil sales	9.4	5.0	4.4	88.0%
Natural gas liquids sales	4.7	2.8	1.9	67.9%
Product revenues	$29.6	$21.3	$8.3	39.0%

Natural Gas, Crude Oil and Natural Gas Liquids Sales.  Revenues from the sale of natural gas, crude oil and natural gas liquids, net of the realized effects of our commodity price hedging instruments, were $29.6 million for the second quarter of 2011 compared to $21.3 million for the second quarter of 2010 due to an approximate 62% increase in production, offset, in part, by an approximate 14% decrease in realized commodity prices.

Production

	Three months ended June 30,
	2011	2010	Change	Percent Change
Sales volumes:
Natural gas (Mcf)	3,268,416	1,961,247	1,307,169	66.6%
Crude oil (Bbl)	96,522	58,766	37,756	64.2%
Natural gas liquids (Bbl)	97,976	70,637	27,339	38.7%
Natural gas equivalents (Mcfe)	4,435,404	2,737,665	1,697,739	62.0%

        Quarterly production was approximately 4.4 Bcfe for the second quarter of 2011 compared to approximately 2.7 Bcfe for the second quarter of 2010.  On a daily basis, we produced an average of 48,741 Mcfe for the second quarter of 2011 compared to an average of 30,084 Mcfe for the second quarter of 2010, an increase of approximately 62% primarily due to the success of our 2010 and 2011 drilling and workover programs.

Average Sales Prices

	Three months ended June 30,
	2011	2010	Change	Percent Change
Average sales prices (before hedging):
Natural gas (Mcf)	$4.02	$4.12	$(0.10)	-2.4%
Crude oil (Bbl)	110.59	76.92	33.67	43.8%
Natural gas liquids (Bbl)	48.73	38.99	9.74	25.0%
Natural gas equivalents (Mcfe)	6.45	5.61	0.84	15.0%

	Three months ended June 30,
	2011	2010	Change	Percent Change
Average sales prices (after hedging):
Natural gas (Mcf)	$4.75	$6.91	$(2.16)	-31.3%
Crude oil (Bbl)	97.77	84.66	13.11	15.5%
Natural gas liquids (Bbl)	47.86	38.99	8.87	22.7%
Natural gas equivalents (Mcfe)	6.69	7.77	(1.08)	-13.9%

Natural gas, crude oil and natural gas liquids prices are reported net of the realized effects of our hedging agreements.  We realized gains of $2.4 million on our natural gas hedges and losses of $1.3 million on our crude oil and natural gas liquids hedges in the second quarter of 2011, compared to realized gains of $5.5 million for natural gas hedges and $0.5 million for crude oil hedges in the second quarter of 2010.  The decrease in realized hedging results for 2011 was due to the expiration in 2010 of more favorable natural gas hedges put in place during a higher commodity price environment.

Costs and Expenses

	Three months ended June 30,
	2011	2010	Change	Percent Change
Certain Operating Expenses:	(in millions, except percentages)
Lease operating expenses	$4.7	$4.0	$0.7	17.5%
Production and ad valorem taxes	2.0	1.5	0.5	33.3%
Exploration expenses	0.3	0.2	0.1	50.0%
General and administrative(1)	3.8	4.1	(0.3)	-7.3%
Operating expenses (cash)	10.8	9.8	1.0	10.2%
Depreciation, depletion & amortization	14.4	10.5	3.9	37.1%
Share-based compensation(1)	0.4	0.4	—	0.0%
Certain operating expenses	$25.6	$20.7	$4.9	23.7%

(1) Total general and administrative costs on the Consolidated Statements of Operations include share-based compensation.

	Three months ended June 30,
	2011	2010	Change	Percent Change
Selected Costs ($ per Mcfe):	(in millions, except percentages)
Lease operating expenses	$1.05	$1.44	$(0.39)	-27.1%
Production and ad valorem taxes	0.44	0.54	(0.10)	-18.5%
Exploration expenses	0.07	0.07	—	0.0%
General and administrative(1)	0.85	1.50	(0.65)	-43.3%
Operating expenses (cash)	2.41	3.55	(1.14)	-32.1%
Depreciation, depletion & amortization	3.24	3.84	(0.60)	-15.6%
Share-based compensation(1)	0.10	0.14	(0.04)	-28.6%
Selected costs	$5.75	$7.53	$(1.78)	-23.6%

(1)  Total general and administrative costs on the Consolidated Statements of Operations include share-based compensation.

Lease Operating Expenses.  Lease operating expenses for the second quarter of 2011 were $4.7 million ($1.05 per Mcfe) compared to $4.0 million ($1.44 per Mcfe) in the second quarter of 2010, a slight increase resulting from new wells and fields added due to success in our drilling program.  The decline on a per Mcfe basis is primarily due to the increase in production volumes and continuing the lease operating practices adopted during the downturn of 2009.

Production and Ad Valorem Tax Expenses.  Production and ad valorem tax expenses for the second quarter of 2011 were $2.0 million compared to $1.5 million for the second quarter of 2010, a slight increase due to higher production and field commodity prices in the second quarter of 2011.

Depreciation, Depletion and Amortization (“DD&A”).  DD&A expense for the second quarter of 2011 was $14.4 million compared to $10.5 million for the second quarter of 2010, an increase due to higher production, offset in part by a lower DD&A rate.

Impairment and Abandonment of Oil and Gas Properties.  Non-cash impairment and abandonment of oil and gas properties for the second quarter of 2011 was $4.0 million due to the previously announced impairment of unproved leasehold cost primarily in East Texas.

General and Administrative (“G&A”) Expenses.  Total G&A expenses were $4.2 million ($0.95 per Mcfe) for the second quarter of 2011 compared to $4.5 million ($1.64 per Mcfe) for the second quarter of 2010, a decrease of $0.3 million due to lower legal and other professional fees.  Included in G&A expense is a non-cash stock expense of $0.4 million ($0.10 per Mcfe) and $0.4 million ($0.14 per Mcfe) in the second quarters 2011 and 2010, respectively.

Interest Expense.  Interest expense was $6.2 million ($1.41 per Mcfe) for the second quarter of 2011 compared to $5.2 million ($1.92 per Mcfe) for the second quarter of 2010.  Total interest expense increased primarily due to the refinancing and expanding of our second lien credit agreement in December 2010.  Interest expense capitalized for the second quarters of 2011 and 2010 was approximately $0.1 million and $11,000, respectively.

Other Financing Costs.  Other financing costs were $0.5 million for the second quarter 2011 compared to $0.8 million for the second quarter 2010.  These expenses consist primarily of the amortization of capitalized costs associated with our credit facilities and commitment fees related to the undrawn availability under our revolving credit agreement.

Unrealized Gain on Derivative Instruments.  The non-cash unrealized gain on derivative instruments for the second quarter of 2011 was $2.1 million compared to a non-cash unrealized loss of $3.9 million for the second quarter of 2010.  With the expiration of our interest rate swaps in May 2011, our remaining derivative instruments are strictly commodity based.  The unrealized gain or loss is the change in the mark-to-market exposure under our commodity price hedging contracts.  Unrealized gain or loss will vary period to period, and will be a function of the hedges in place, the strike prices of those hedges and the forward price curve of the commodities and interest rates being hedged.

Income Taxes.  Our net loss before taxes was $4.3 million for the second quarter of 2011 compared to $9.6 million in the second quarter of 2010.  After adjusting for permanent tax differences, we recorded an income tax benefit of $1.5 million for the second quarter of 2011, compared to $3.2 million for the second quarter of 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenues

	Six months ended June 30,
	2011	2010	Change	Percent Change
Product revenues:	(in millions, except percentages)
Natural gas sales	$30.3	$28.0	$2.3	8.2%
Crude oil sales	16.9	9.7	7.2	74.2%
Natural gas liquids sales	10.2	6.1	4.1	67.2%
Product revenues	$57.4	$43.8	$13.6	31.1%

Natural Gas, Crude Oil and Natural Gas Liquids Sales.  Revenues from the sale of crude oil, natural gas and natural gas liquids, net of the realized effects of our hedging instruments, were $57.4 million for the first six months of 2011 compared to $43.8 million for the first six months of 2010, an increase due primarily to a 56% increase in production, offset in part by a 16% decrease in realized commodity prices.

Production

	Six months ended June 30,
	2011	2010	Change	Percent Change
Sales volumes:
Natural gas (Mcf)	6,286,764	4,041,415	2,245,349	55.6%
Crude oil (Bbl)	184,251	115,070	69,181	60.1%
Natural gas liquids (Bbl)	222,075	141,867	80,208	56.5%
Natural gas equivalents (Mcfe)	8,724,720	5,583,037	3,141,683	56.3%

Production was approximately 8.7 Bcfe for the first six months of 2011 compared to 5.6 Bcfe for the first six months of 2010.  On a daily basis, we produced an average of 48,203 Mcfe in the first six months of 2011 compared to an average of 30,846 Mcfe in the first six months of 2010, an increase of approximately 56% primarily due to the success of our 2010 and 2011 drilling and workover programs.

Average Sales Prices

	Six months ended June 30,
	2011	2010	Change	Percent Change
Average sales prices (before hedging):
Natural gas (Mcf)	$4.00	$4.69	$(0.69)	-14.7%
Crude oil (Bbl)	102.93	76.78	26.15	34.1%
Natural gas liquids (Bbl)	46.22	42.63	3.59	8.4%
Natural gas equivalents (Mcfe)	6.23	6.06	0.17	2.8%

	Six months ended June 30,
	2011	2010	Change	Percent Change
Average sales prices (after hedging):
Natural gas (Mcf)	$4.81	$6.93	$(2.12)	-30.6%
Crude oil (Bbl)	91.47	84.23	7.24	8.6%
Natural gas liquids (Bbl)	45.80	42.63	3.17	7.4%
Natural gas equivalents (Mcfe)	6.57	7.84	(1.27)	-16.2%

Natural gas, crude oil and natural gas liquids prices are reported net of the realized effect of our hedging agreements.  We realized gains of $5.1 million on our natural gas hedges and losses of $2.2 million on our crude oil hedges in the first six months of 2011, compared to realized gains of $9.0 million on our natural gas hedges and $0.9 million on our crude oil hedges in the first six months of 2010.  The decrease in realized hedging results for 2011 was due to the expiration in 2010 of more favorable natural gas hedges put in place during a higher commodity price environment.

Costs and Expenses

	Six months ended June 30,
	2011	2010	Change	Percent Change
Certain Operating Expenses:	(in millions, except percentages)
Lease operating expenses	$8.7	$7.8	$0.9	11.5%
Production and ad valorem taxes	3.8	3.2	0.6	18.8%
Exploration expenses	0.4	0.7	(0.3)	-42.9%
General and administrative(1)	7.6	8.5	(0.9)	-10.6%
Operating expenses	20.5	20.2	0.3	1.5%
Depreciation, depletion & amortization	27.9	20.9	7.0	33.5%
Share-based compensation	0.9	0.9	—	0.0%
Certain operating expenses	$49.3	$42.0	$7.3	17.4%

        (1)  Total general and administrative costs on the Consolidated Statements of Operations include share-based compensation.

	Six months ended June 30,
	2011	2010	Change	Percent Change
Selected Costs ($ per Mcfe):	(in millions, except percentages)
Lease operating expenses	$1.00	$1.40	$(0.40)	-28.6%
Production and ad valorem taxes	0.44	0.57	(0.13)	-22.8%
Exploration expenses	0.04	0.12	(0.08)	-66.7%
General and administrative(1)	0.87	1.52	(0.65)	-42.8%
Operating expenses	2.35	3.61	(1.26)	-34.9%
Depreciation, depletion & amortization	3.19	3.75	(0.56)	-14.9%
Share-based compensation	0.11	0.16	(0.05)	-31.3%
Selected costs	$5.65	$7.52	$(1.87)	-24.9%

(1)  Total general and administrative costs on the Consolidated Statements of Operations include share-based compensation.

Lease Operating Expenses.  Lease operating expenses for the first six months of 2011 were $8.7 million ($1.00 per Mcfe) compared to $7.8 million ($1.40 per Mcfe) in the first six months of 2010, an increase resulting from new wells and fields added due to the success in our drilling program.  The decline on a per Mcfe basis is primarily due to the increase in production volumes and continuing the lease operating practices adopted during the downturn of 2009.

Production and Ad Valorem Tax Expenses.  Production and ad valorem tax expenses for the first six months of 2011 were $3.8 million compared to $3.2 million for the first six months of 2010, a slight increase due to higher production and field commodity prices in the first six months of 2011.

Exploration Expenses. Exploration expenses were $0.4 million in the first six months of 2011 compared to $0.7 million for the first six months of 2010.  The decrease in exploration expenses was primarily due to lower G&G costs and unproved abandoned property costs incurred in the first six months of 2011 compared to the first six months of 2010.

Impairment and Abandonment of Oil and Gas Properties.  Non-cash impairment and abandonment of oil and gas properties for the first six months of 2011 was $9.4 million due to the previously announced impairment of unproved leasehold cost primarily in East Texas.

Depreciation, Depletion and Amortization (“DD&A”).  DD&A expense for the first six months of 2011 was $27.9 million compared to $20.9 million for the first six months of 2010, an increase primarily due to higher production, offset in part by a lower DD&A rate.

General and Administrative (“G&A”) Expenses.  Total G&A expenses were $8.5 million ($0.98 per Mcfe) for the first six months of 2011 compared to $9.4 million ($1.68 per Mcfe) for the first six months of 2010, which includes non-cash stock expense of $0.9 million ($0.11 per Mcfe) and $0.9 million ($0.16 per Mcfe) for the first six months of 2011 and 2010, respectively.  G&A expenses decreased primarily due to lower legal and other professional fees.

Loss on Sale of Assets.  The loss on sale of assets during the first six months of 2010 was $0.4 million, due primarily to the final purchase price adjustments on the December 2009 sale of our Southwest Louisiana properties.

Interest Expense.  Interest expense was $13.0 million ($1.49 per Mcfe) for the first six months of 2011 compared to $10.6 million ($1.90 per Mcfe) for the first six months of 2010.  Total interest expense increased primarily due to the refinancing and expanding of our second lien credit agreement in December 2010.  Interest expense capitalized for the first six months of 2011 and 2010 was approximately $0.2 million and $11,000, respectively.

Other Financing Costs.  Other financing costs were $1.2 million for the first six months of 2011 compared with $1.6 million for the first six months of 2010.  These expenses are comprised primarily of the amortization of deferred costs associated with our credit facilities.

Unrealized Loss on Derivative Instruments.  The non-cash unrealized loss for the first six months of 2011 was $2.2 million compared with a non-cash unrealized gain of $1.5 million for the first six months of 2010.  Unrealized gain or loss on derivative instruments is the change in the fair value of our commodity price hedging contracts and our interest rate swaps during the period.  Unrealized gain or loss will vary period to period, and will be a function of hedges in place, the strike prices of those hedges and the forward curve pricing for the commodities and interest rates being hedged.

Income Taxes.  Our net loss before taxes was $17.4 million for the first six months of 2011 compared to $9.1 million for the first six months of 2010.  After adjusting for permanent tax differences, we recorded an income tax benefit of $6.1 million for the first six months of 2011, compared to $2.9 million for the first six months of 2010.

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

Liquidity and Cash Flow

Our working capital deficit was $28.0 million as of June 30, 2011, compared to a working capital deficit of $19.8 million as of December 31, 2010.  The following table provides the components and changes in working capital as of June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010	Change
Current assets
Accounts receivable, net (1)	$18.3	$14.2	$4.1
Prepaid expenses	0.2	0.2	—
Derivative instruments	3.4	6.9	(3.5)
Deferred tax asset, net	6.9	6.3	0.6
Total current assets	28.8	27.6	1.2

Current liabilities
Accounts payable and accrued liabilities (1)	54.5	43.6	10.9
Asset retirement obligations	1.0	0.7	0.3
Derivative instruments	1.3	3.1	(1.8)
Total current liabilities	56.8	47.4	9.4

Working capital (deficit)	$(28.0)	$(19.8)	$(8.2)

        (1)  Increase in overall capital expenditures and production levels on new, operated properties.

The table below summarizes certain measures of liquidity and capital expenditures, as well as our sources of capital from internal and external sources, for the six months ended June 30, 2011 and 2010, respectively.

	Six months ended June 30,
	2011	2010
Financial Measures	(in millions)
Net cash provided by operating activities	$31.1	$22.2
Net cash used in investing activities	(43.9)	(21.9)
Net cash provided by (used in) financing activities	12.8	(0.3)
Cash and cash equivalents	—	—

Net cash provided by operating activities was $31.1 million for the six months ended June 30, 2011 compared to $22.2 million for the six months ended June 30, 2010.  During the first six months of 2011, the net cash provided by operating activities, before changes in working capital, increased to $24.3 million, from $13.1 million for the first six months of 2010, primarily due to the increase in production.

Net cash used in investing activities consists primarily of capital expenditures on oil and gas drilling projects and leasehold acquisitions.

Net cash provided by financing activities, which consists primarily of net borrowings/repayments on our revolving credit agreement, was $12.8 million for the six months ended June 30, 2011 compared to net cash used in financing activities of $0.3 million for the six months ended June 30, 2010.

See the Consolidated Statements of Cash Flows for further details.

Capital Resources

We maintain a senior secured revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”), as agent, and the lenders party thereto (the “Senior Credit Agreement”) that matures on May 31, 2013.  The borrowing base currently set at $100 million, is based on our current proved crude oil and natural gas reserves, and is subject to semi-annual redeterminations, although our lenders may elect to make one additional unscheduled redetermination between scheduled redetermination dates.  The next borrowing base redetermination under our Senior Credit Agreement is scheduled for November 1, 2011.  The credit agreement also provides for the issuance of letters-of-credit up to a $5.0 million sub-limit.  As of June 30, 2011, we had $17.0 million outstanding, with availability of $83.0 million under our Senior Credit Agreement.

Advances under our revolving credit agreement are in the form of either base rate loans or LIBOR loans.  The interest rate on the base rate loans fluctuates based upon the higher of the lender’s “prime rate” and the Federal Funds rate.  The interest rate on the LIBOR loans fluctuates based upon the rate at which Eurodollar deposits in the LIBOR market are quoted for the maturity selected.  The applicable margin ranges between 2.75% and 3.50%, for LIBOR loans, and between 1.50% and 2.00%, for base rate loans.  The specific applicable interest margin is determined by, in each case, the percent of the borrowing base utilized at the time of the credit extension.  LIBOR loans of one, two, three and six months may be selected.  The commitment fee payable on the unused portion of our borrowing base is 0.50%, which fee accrues and is payable quarterly in arrears.

We also maintain a second lien credit agreement dated December 27, 2010 with Barclays Bank Plc, as agent, and the lenders party thereto,  including an affiliate of OCM GW Holdings, LLC (“Oaktree Holdings”), our largest stockholder (the “Second Lien Credit Agreement”).  The Second Lien Credit Agreement provides for a term loan, made to us in a single draw, in an aggregate principal amount of $175.0 million and matures on December 27, 2015.  As of June 30, 2011, we had a principal amount of $175.0 million outstanding, with a discount of $6.5 million using the estimated market value interest rate at the time of issuance, for a net reported balance of $168.5 million.

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

We utilize commodity price hedge instruments to minimize exposure to declining prices on our natural gas, crude oil and natural gas liquids production.  We used a series of swaps, put options and costless collars to accomplish our commodity hedging position.  We currently have 3.8 Bcfe of equivalent production hedged for 2011, consisting of 3.0 Bcf of natural gas hedges, 113.7 MBbl of crude oil hedges and 1.3 million gallons of natural gas liquids (propane) hedges, at average floor prices of $5.95/Mmbtu, $76.48/Bbl and $1.36/gallon, respectively.   We also have 4.9 Bcfe of equivalent production hedged for 2012, consisting of 3.8 Bcf of natural gas hedges and 175.2 MBbl of crude oil hedges at average floor prices of $5.00/Mmbtu and $84.79/Bbl, respectively.

Future Capital Requirements

Our future natural gas, crude oil and natural gas liquids reserves and production, and therefore our cash flow and results of operations, are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves.  We intend to grow our reserves and production by further exploiting our existing property base through drilling opportunities identified in our resource plays in East and South Texas and in our conventional inventory.  We expect to focus the majority of our drilling activity over the next several years on continued development of our South Texas, East Texas and Colorado resource plays while we continue the development and exploitation of our core legacy properties in the South Texas and Southeast Texas areas.  Due to the current low natural gas price environment, our primary focus for the near-term will be on oil and liquids-rich opportunities.  We anticipate that acquisitions, including those of undeveloped leasehold interests, will continue to play a role in our business strategy as those opportunities arise from time to time.  While there are currently no unannounced agreements for the acquisition of any material businesses or assets, such transactions can be effected quickly and could occur at any time.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). ASU 2011-04 clarifies application of fair value measurement and disclosure requirements and is effective for interim and annual periods beginning after December 15, 2011, with early application not permitted.  We are currently evaluating the provisions of ASU 2011-04 and assessing the impact, if any, it may have on our financial position and results of operations.

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

We withheld the following shares of Crimson Common Stock from employee stock distributions to satisfy tax withholding obligations related to restricted stock which vested during the second quarter of 2011.  These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this item.

Period	Total Number of Shares Purchased (1)	Average price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Be Purchased Under the Plan or Programs
May 1-31, 2011	7,881	$3.90	7,881	(1)
June 1-30, 2011	3,716	$3.92	3,716	(1)
Total	11,597		11,597

(1)  Shares were withheld from employees to satisfy certain tax withholding obligations due in connection with grants of stock under our 2005 Stock Incentive Plan.  The 2005 Stock Incentive Plan provides for the withholding of shares to satisfy tax obligations.

ITEM 6.	EXHIBITS

Number	Description

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 5, 2005)

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Appendix A to the Company’s Definitive Information Statement on Schedule 14C filed on August 18, 2006)

3.3
 Certificate of Designation, Preferences and Rights of Series I Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 29, 2010)

Number	Description

3.4	Bylaws of Crimson Exploration Inc. (incorporated by reference to Exhibit 3.7 to the Company’s Current Report on Form 8-K filed on July 5, 2005)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 3.7 to the Company’s Current Report on Form 8-K filed on July 5, 2005)

4.2
 Shareholders Rights Agreement between GulfWest Energy Inc. and OCM GW Holdings, LLC dated February 28, 2005 (incorporated by reference to Exhibit 99(e) of the Schedule 13D, Reg. No. 005-54301, filed on March 10, 2005)

4.3
 Waiver, Consent and First Amendment to the Shareholders Rights Agreement, dated as of December 7, 2009, between Crimson Exploration Inc. and OCM GW Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 10, 2009)

4.4
 Termination Agreement, dated as of December 7, 2009, between Crimson Exploration Inc. and OCM GW Holdings, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 10, 2009)

#10.1	First Amendment to the Amended and Restated 2005 Stock Incentive Plan (Incorporated by reference to Exhibit B to the Company’s definitive proxy statement on Schedule 14A filed on April 13, 2011)

#10.2	Second Amendment to the Amended and Restated 2005 Stock Incentive Plan (Incorporated by reference to Exhibit C to the Company’s definitive proxy statement on Schedule 14A filed on April 13, 2011)

#10.3
Amended and Restated Employment Agreement between Allan D. Keel and Crimson Exploration Inc., dated June 29, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on July 12, 2011)

#10.4
Amended and Restated Employment Agreement between E. Joseph Grady and Crimson Exploration Inc., dated June 29, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed on July 12, 2011)

#10.5
Amended and Restated Employment Agreement between Thomas H. Atkins and Crimson Exploration Inc., dated June 29, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed on July 12, 2011)

#10.6
Amended and Restated Employment Agreement between Jay S. Mengle and Crimson Exploration Inc., dated June 29, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed on July 12, 2011)

Number	Description
*31.1	Certification of Chief Executive Officer pursuant to Exchange Rule13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Exchange Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer pursuant to 18.U.S.C Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to 18.U.S.C Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.LAB	XBRL Labels Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*Filed herewith
**Furnished herewith
#Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON EXPLORATION INC.
(Registrant)

Date:	August 11, 2011	By:	/s/ Allan D. Keel
Allan D. Keel
President and Chief Executive Officer

Date:	August 11, 2011	By:	/s/ E. Joseph Grady
E. Joseph Grady
Senior Vice President and Chief Financial Officer