Form 10-Q
period 2011-09-30
CRIMSON EXPLORATION INC.
filed 2011-11-09
CIK 813779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

On November 4, 2011, there were 45,134,609 shares outstanding of the registrant’s Common Stock, par value $0.001.

FORM 10-Q

CRIMSON EXPLORATION INC.

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CRIMSON EXPLORATION INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2011	2010
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$—	$—
Accounts receivable, net of allowance of $579,143 and $579,143, respectively	13,708,373	14,225,932
Prepaid expenses	227,384	168,766
Derivative instruments	5,187,396	6,836,366
Deferred tax asset, net	4,619,592	6,331,152
Total current assets	23,742,745	27,562,216

PROPERTY AND EQUIPMENT
Oil and gas properties (successful efforts method of accounting)	637,191,443	590,248,138
Other property and equipment	3,345,798	3,345,798
Accumulated depreciation, depletion and amortization	(254,477,869)	(213,547,504)
Total property and equipment, net	386,059,372	380,046,432

NONCURRENT ASSETS
Deposits	34,743	34,743
Debt issuance cost	1,308,713	2,364,469
Derivative instruments	665,123	—
Deferred tax asset, net	9,963,079	2,678,966
Total noncurrent assets	11,971,658	5,078,178

TOTAL ASSETS	$421,773,775	$412,686,826

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$41,704,968	$30,795,692
Accrued liabilities	11,566,451	12,799,176
Asset retirement obligations	990,229	732,126
Derivative instruments	—	3,043,078
Total current liabilities	54,261,648	47,370,072

NONCURRENT LIABILITIES
Long-term debt	183,785,679	172,013,490
Asset retirement obligations	9,065,983	9,101,895
Other noncurrent liabilities	633,382	670,398
Total noncurrent liabilities	193,485,044	181,785,783

Total liabilities	247,746,692	229,155,855

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock (par value $0.001; 200,000,000 shares authorized; 45,271,157 and 44,952,405 shares issued and 45,134,609 and 44,857,259 shares outstanding, respectively)	45,271	44,952
Additional paid-in capital	242,995,182	241,488,749
Retained deficit	(68,352,713)	(57,506,788)
Treasury stock (at cost, 136,548 and 95,146 shares, respectively)	(660,657)	(495,942)
Total stockholders’ equity	174,027,083	183,530,971

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$421,773,775	$412,686,826

The Notes to the Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

OPERATING REVENUES
Natural gas sales	$14,747,982	$15,474,237	$45,011,246	$43,490,452
Crude oil sales	8,866,235	5,404,136	25,718,944	15,095,988
Natural gas liquids sales	5,299,854	3,529,359	15,470,606	9,577,462
Operating overhead and other income	180,926	128,175	505,014	434,807
Total operating revenues	29,094,997	24,535,907	86,705,810	68,598,709

OPERATING EXPENSES
Lease operating expenses	912,698	3,583,572	9,600,620	11,420,069
Production and ad valorem taxes	1,615,539	1,399,292	5,454,014	4,580,119
Exploration expenses	573,697	1,311,678	954,906	1,994,794
Depreciation, depletion and amortization	13,445,305	12,035,848	41,311,873	32,973,530
Impairment and abandonment of oil and gas properties	4,810,708	—	14,220,733	—
General and administrative	4,636,803	4,501,413	13,171,622	13,897,108
(Gain) loss on sale of assets	—	(10,453)	—	420,366
Total operating expenses	25,994,750	22,821,350	84,713,768	65,285,986

INCOME FROM OPERATIONS	3,100,247	1,714,557	1,992,042	3,312,723

OTHER INCOME (EXPENSE)
Interest expense, net of amount capitalized	(6,045,543)	(5,785,042)	(19,028,127)	(16,387,881)
Other financing cost	(269,756)	(776,137)	(1,441,626)	(2,349,167)
Unrealized (loss) gain on derivative instruments	4,222,523	(1,258,326)	2,059,233	265,899
Total other income (expense)	(2,092,776)	(7,819,505)	(18,410,520)	(18,471,149)

INCOME (LOSS) BEFORE INCOME TAXES	1,007,471	(6,104,948)	(16,418,478)	(15,158,426)

Income tax (expense) benefit	(480,871)	2,285,040	5,572,553	5,176,483

NET INCOME (LOSS)	$526,600	$(3,819,908)	$(10,845,925)	$(9,981,943)

NET INCOME (LOSS) PER SHARE
Basic	$0.01	$(0.10)	$(0.24)	$(0.26)
Diluted	$0.01	$(0.10)	$(0.24)	$(0.26)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	45,121,172	38,819,780	45,084,200	38,655,038
Diluted	45,166,566	38,819,780	45,084,200	38,655,038

The Notes to the Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)

	NUMBER OF SHARES OF		ADDITIONAL			TOTAL
	COMMON STOCK	COMMON STOCK	PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	STOCKHOLDERS’ EQUITY
BALANCE, DECEMBER 31, 2010	44,857,259	$44,952	$241,488,749	$(57,506,788)	$(495,942)	$183,530,971
Current period net loss	—	—	—	(10,845,925)	—	(10,845,925)
Share-based compensation	318,752	319	1,506,433	—	—	1,506,752
Treasury stock	(41,402)	—	—	—	(164,715)	(164,715)
BALANCE, SEPTEMBER 30, 2011	45,134,609	$45,271	$242,995,182	$(68,352,713)	$(660,657)	$174,027,083

The Notes to the Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,845,925)	$(9,981,943)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	41,311,873	32,973,530
Asset retirement obligations	(203,566)	(150,512)
Stock compensation expense	1,476,840	1,353,344
Amortization of financing costs and discounts	1,874,159	2,106,059
Deferred income taxes	(5,572,553)	(5,020,552)
Impairment and abandonment of oil and gas properties	14,220,733	1,202,033
Loss on sale of assets	—	420,366
Gain on derivative instruments	(2,059,233)	(265,899)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	817,559	(1,062,726)
Increase in prepaid expenses	(58,618)	(9,000)
Increase in accounts payable and accrued liabilities	9,761,291	14,945,755
Net cash provided by operating activities	50,722,560	36,510,455

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(60,600,958)	(38,903,315)
Acquisition of oil and gas properties	(940,586)	—
Sale of assets	—	(375,026)
Net cash used in investing activities	(61,541,544)	(39,278,341)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	(97,884,387)	(69,259,844)
Proceeds from debt	108,884,387	72,710,872
Debt issuance expenditures	(46,213)	(594,171)
Proceeds from issuance of common stock	29,912	35,431
Common stock issuance costs	—	(12,773)
Purchase of treasury stock	(164,715)	(111,629)
Net cash provided by financing activities	10,818,984	2,767,886

INCREASE IN CASH AND CASH EQUIVALENTS	—	—

CASH AND CASH EQUIVALENTS,
Beginning of period	—	—

CASH AND CASH EQUIVALENTS,
End of period	$—	$—

Cash paid for interest	$18,789,508	$19,823,842
Cash paid for income taxes	$—	$95,000

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

2.           BASIS OF PRESENTATION

Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles (“GAAP”) for complete annual financial statements.  The accompanying consolidated financial statements at September 30, 2011 (unaudited) and December 31, 2010 and for the three and nine months ended September 30, 2011 (unaudited) and 2010 (unaudited) contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows for such periods.  Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

In July 2011 we changed our lease operating accrual process for direct operating expenses.  The change in the accrual process was a direct result of an in depth analysis of recent historical information combined with better insight and improved judgment in estimating direct operating expenses.  In accordance with Accounting Standards Codification 250 “Accounting Changes and Error Corrections” (“ASC 250”) we have treated the adjustment as a change in accounting estimate.  A change in estimate under ASC 250 is defined as a revision in accounting measurement based on the occurrence of new events, additional experience, subsequent developments, better insight, and/or improved judgment.  As required under ASC 250 regarding changes in accounting estimates, we recorded a $2.3 million reduction to accrued liabilities (and related lease operating expenses) in the “period of change” which we have interpreted to be the third quarter of 2011.

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

Derivative Instruments.  Our derivative instruments consist of variable to fixed price commodity swaps, costless collars, put options and interest rate swaps.  The fair value measurement of our unrealized commodity price and interest rate instruments were obtained from financial institutions and were evaluated for accuracy using our hedge agreements and future commodity and interest rate curves.  Differences between management’s calculation and that of the financial institutions were evaluated for reasonableness.  See Note 5 — “Derivative Instruments” for further information.

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

Debt.  The fair value of floating-rate debt is estimated to be equivalent to the carrying amounts because the interest rates paid on such debt are set for periods of three months or less.  See Note 7 — “Debt” for further information.

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

Fair value information for assets and (liabilities) related to our derivative instruments that are measured at fair value was as follows at September 30, 2011:

	Total	Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3
Derivatives
Commodity price contracts	$5,852,519	$—	$5,852,519	$—

Fair value information for assets and (liabilities) related to our derivative instruments that are measured at fair value was as follows at December 31, 2010:

	Total	Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3
Derivatives
Commodity price contracts	$5,186,028	$—	$5,186,028	$—
Interest rate swaps	(1,392,740)	—	(1,392,740)	—
Total	$3,793,288	$—	$3,793,288	$—

5.           DERIVATIVE INSTRUMENTS

At the end of each reporting period we record on our balance sheet the mark-to-market valuation of our derivative instruments.  We recorded net assets for derivative instruments of $5.9 million and $3.8 million at September 30, 2011 and December 31, 2010, respectively.  As a result of these agreements, we recorded a non-cash unrealized gain for unsettled contracts, of $2.1 million and $0.3 million for the nine months ended September 30, 2011 and 2010, respectively.  The estimated change in fair value of the derivatives is reported in other income (expense) as unrealized gain (loss) on derivative instruments.  The realized gain (loss) on derivative instruments is included in natural gas, crude oil and natural gas liquids sales for our commodity price hedges and as an (increase) decrease in interest expense for our interest rate swaps.  Our final interest rate swap terminated on May 8, 2011.

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

We use a mix of commodity swaps, put options, costless collars and interest rate swaps to accomplish our hedging strategy.  Derivative assets and liabilities with the same counterparty, subject to contractual terms which provide for net settlement, are reported on a net basis on our consolidated balance sheets.  We have exposure to financial institutions in the form of derivative transactions in connection with our hedges.  These transactions are with counterparties in the financial services industry, and specifically with members of our bank group.  These transactions could expose us to credit risk in the event of default of our counterparties.  We believe our counterparty risk is low in part because of the offsetting relationship we have with each of our counterparties provided for in our revolving credit agreement and various hedge contracts.  See Note 4 — “Fair Value Measurements” for further information.

The following derivative contracts were in place at September 30, 2011:

Crude Oil		Volume/Month	Price/Unit	Fair Value
Oct 2011-Dec 2011	Swap	3,300 Bbls	$70.74	$(85,475)
Oct 2011-Dec 2011	Collar	7,000 Bbls	$64.50-$69.50	(222,537)
Oct 2011-Dec 2011	Swap	3,100 Bbls	$85.65	(9,708)
Oct 2011-Dec 2011	Collar	5,300 Bbls	$90.00-$112.60	188,219
Jan 2012-Dec 2012	Collar	4,500 Bbls	$90.00-$110.46	743,057
Jan 2012-Dec 2012	Collar	5,000 Bbls	$85.00-$102.70	575,509
Jan 2012-Dec 2012	Collar	5,100 Bbls	$80.00-$107.30	483,355

Natural Gas
Oct 2011-Dec 2011	Collar	266,000 Mmbtu	$7.32-$8.70	2,793,657
Oct 2011-Dec 2011	Swap	232,500 Mmbtu	$4.39	410,950
Jan 2012-Dec 2012	Put	320,000 Mmbtu	$5.00	1,060,800

Natural Gas Liquids
Oct 2011-Dec 2011(1)	Swap	210,000 Gallons	$1.362	(85,308)
		Commodity price derivative instruments		5,852,519

Total net fair value of derivative instruments				$5,852,519

        (1)  Propane contract

The following table details the effect of derivative contracts on the Consolidated Statements of Operations for the three months and nine months ended September 30, 2011 and 2010, respectively:

Contract Type	Location of Gain or (Loss) Recognized in Income	Amount of Gain or (Loss) Recognized in Income
		Three months ended September 30,		Nine months ended September 30,
		2011	2010	2011	2010
Commodity price contracts	Operating revenues	$1,913,473	$5,335,384	$4,818,665	$15,243,462
Interest rate contracts	Interest expense	—	(1,145,628)	(1,410,764)	(3,438,406)
	Realized gain	$1,913,473	$4,189,756	$3,407,901	$11,805,056

Commodity price contracts	Other income (expense)	$4,222,523	$(2,070,129)	$666,493	$(1,816,011)
Interest rate contracts	Other income (expense)	—	811,803	1,392,740	2,081,910
	Unrealized gain (loss)	$4,222,523	$(1,258,326)	$2,059,233	$265,899

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

Asset Retirement Obligations Rollforward

Beginning January 1, 2011 liability	$9,834,021
Accretion expense	381,510
Liabilities incurred	74,379
Liabilities settled	(223,130
Revisions	(10,568
Ending September 30, 2011 liability	$10,056,212

7.           DEBT

We maintain a senior secured revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”), as agent, and the lender parties thereto (the “Senior Credit Agreement”) that matures on May 31, 2013.  The borrowing base currently set at $100 million, is based on our current proved crude oil and natural gas reserves, and is subject to semi-annual redeterminations, although our lenders may elect to make one additional unscheduled redetermination between scheduled redetermination dates.  The next borrowing base redetermination under our Senior Credit Agreement is scheduled for May 1, 2012.  As of September 30, 2011, we had $15.0 million outstanding, with availability of $85.0 million, under our Senior Credit Agreement.

We also maintain a second lien credit agreement dated December 27, 2010 with Barclays Bank Plc, as agent, and the lender parties thereto, including an affiliate of OCM GW Holdings, LLC (“Oaktree Holdings”), our largest stockholder (the “Second Lien Credit Agreement”).  The Second Lien Credit Agreement provides for a term loan, which was made to us in a single draw in an aggregate principal amount of $175.0 million that matures on December 27, 2015.  As of September 30, 2011, we had a principal amount of $175.0 million outstanding, with a discount of $6.2 million using the estimated market value interest rate at the time of issuance, for a net reported balance of $168.8 million.

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

The Credit Agreements include usual and customary affirmative and negative covenants for credit facilities of their respective types and sizes, including, among others, limitations on liens, hedging, mergers, asset sales or dispositions, payments of dividends, incurrence of additional indebtedness, certain leases and investments outside of the ordinary course of business, as well as events of default.  The Credit Agreements also contain certain financial covenants.  See Note 9 of our Annual Report on Form 10-K for the year ended December 31, 2010 for a more detailed description of our Credit Agreements and the covenants under the Credit Agreements.  At September 30, 2011, we were in compliance with the aforementioned covenants.

8.           COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, we are involved in litigation relating to claims arising out of our properties or operations or from disputes with vendors in the normal course of business.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, mineral interest owners in East Texas (Haynesville Shale) filed two causes of action against us on May 26, 2009 and August 26, 2009, respectively, in the District Court for San Augustine County, Texas alleging breach of contract for not paying lease bonuses on certain prospective oil and gas leases that were pursued by our leasing agent but never taken by Crimson.  The damages alleged are currently approximately $3.2 million and we have received approximately $2.0 million in written demands from other mineral interest owners in this area that we believe may contemplate legal proceedings.  As previously noted, we are vigorously defending these lawsuits, and believe we have meritorious defenses.  We do not believe that these claims will have a material adverse effect on our business, financial position, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.

        The holders of oil and gas leases in South Louisiana filed suit against Crimson and several co-defendants alleging failure to act as a reasonably prudent operator, failure to explore, waste, breach of contract, etc. in connection with two wells in Jefferson Davis Parish, Louisiana.  Many of the alleged improprieties occurred prior to our ownership of an interest in the wells at issue, although we may have assumed liability otherwise attributable to our predecessors-in-interest through the acquisition documents relating to the acquisition of our interest in these wells.  The damages currently alleged are approximately $15.0 million.  We and our co-defendants are vigorously defending this lawsuit and we believe that we have meritorious defenses.  We have not yet determined to what extent, if any, our insurance carriers will support us in this suit.  We do not believe this suit will have a material adverse effect on our business, financial position, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.

9.           STOCKHOLDERS’ EQUITY

In the nine months ended September 30, 2011, 334,831 shares of restricted Common Stock vested, of which 41,402 shares were withheld by us to satisfy the employees’ tax liability resulting from the vesting of these shares, with the remaining shares being distributed to the employees and directors.  During the nine months we also had 164,703 unvested shares of restricted Common Stock forfeited due to employee terminations and issued 12,463 shares pursuant to stock option exercises.  Discretionary grants of

431,725 shares of unvested restricted Common Stock were made to our employees during the nine months as incentive-based equity compensation under the 2005 Stock Incentive Plan.  We also granted 39,267 shares of restricted Common Stock to three members of our board of directors as compensation pursuant to the director compensation plan.

10.         SHARE-BASED COMPENSATION

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

11.         INCOME TAXES

Income tax benefit for the nine months ended September 30, 2011 was $5.6 million compared to income tax benefit of $5.2 million for the nine months ended September 30, 2010.  The year-to-date income tax provision is based on our estimate of the effective tax rate expected to be applicable for the full year.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences net of a tax-adjusted $3.4 million valuation allowance.  The amount of the deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

12.         RECENT ACCOUNTING PRONOUNCEMENTS

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

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenues

	Three months ended September 30,
	2011	2010	Change	Percent Change
Product revenues:	(in millions, except percentages)
Natural gas sales	$14.7	$15.5	$(0.8)	-5.2%
Crude oil sales	8.9	5.4	3.5	64.8%
Natural gas liquids sales	5.3	3.5	1.8	51.4%
Product revenues	$28.9	$24.4	$4.5	18.4%

Natural Gas, Crude Oil and Natural Gas Liquids Sales.  Revenues from the sale of natural gas, crude oil and natural gas liquids, net of the realized effects of our commodity price hedging instruments, were $28.9 million for the third quarter of 2011 compared to $24.4 million for the third quarter of 2010, an increase due to an approximate 23% increase in production, offset, in part, by an approximate 4% decrease in realized commodity prices.

Production

	Three months ended September 30,
	2011	2010	Change	Percent Change
Sales volumes:
Natural gas (Mcf)	2,948,021	2,390,868	557,153	23.3%
Crude oil (Bbl)	98,523	63,755	34,768	54.5%
Natural gas liquids (Bbl)	102,595	101,992	603	0.6%
Natural gas equivalents (Mcfe)	4,154,729	3,385,350	769,379	22.7%

Quarterly production was approximately 4.2 Bcfe for the third quarter of 2011 compared to approximately 3.4 Bcfe for the third quarter of 2010.  On a daily basis, we produced an average of 45,160 Mcfe for the third quarter of 2011 compared to an average of 36,797 Mcfe for the third quarter of 2010, an increase of approximately 23% primarily due to the success of our drilling and workover programs.

Average Sales Prices

	Three months ended September 30,
	2011	2010	Change	Percent Change
Average sales prices (before hedging):
Natural gas (Mcf)	$4.11	$4.48	$(0.37)	-8.3%
Crude oil (Bbl)	96.21	75.72	20.49	28.1%
Natural gas liquids (Bbl)	52.74	34.60	18.14	52.4%
Natural gas equivalents (Mcfe)	6.50	5.63	0.87	15.5%

	Three months ended September 30,
	2011	2010	Change	Percent Change
Average sales prices (after hedging):
Natural gas (Mcf)	$5.00	$6.47	$(1.47)	-22.7%
Crude oil (Bbl)	89.99	84.76	5.23	6.2%
Natural gas liquids (Bbl)	51.66	34.60	17.06	49.3%
Natural gas equivalents (Mcfe)	6.96	7.21	(0.25)	-3.5%

Natural gas, crude oil and natural gas liquids prices are reported net of the realized effects of our hedging agreements.  We realized gains of $2.6 million on our natural gas hedges and losses of $0.7 million on our crude oil and natural gas liquids hedges in the third quarter of 2011, compared to realized gains of $4.8 million for natural gas hedges and $0.6 million for crude oil hedges in the third quarter of 2010.  The decrease in realized hedging results for 2011 was due to the expiration in 2010 of more favorable natural gas hedges put in place during a higher commodity price environment.

Costs and Expenses

	Three months ended September 30,
	2011	2010	Change	Percent Change
Certain Operating Expenses:	(in millions, except percentages)
Lease operating expenses	$0.9	$3.6	$(2.7)	-75.0%
Production and ad valorem taxes	1.6	1.4	0.2	14.3%
Exploration expenses	0.6	1.3	(0.7)	-53.8%
General and administrative(1)	4.1	4.0	0.1	2.5%
Operating expenses (cash)	7.2	10.3	(3.1)	-30.1%
Depreciation, depletion & amortization	13.4	12.0	1.4	11.7%
Share-based compensation(1)	0.5	0.5	—	0.0%
Certain operating expenses	$21.1	$22.8	$(1.7)	-7.5%

(1) Total general and administrative costs on the Consolidated Statements of Operations include share-based compensation.

	Three months ended September 30,
	2011	2010	Change	Percent Change
Selected Costs ($ per Mcfe):	(in millions, except percentages)
Lease operating expenses	$0.22	$1.06	$(0.84)	-79.2%
Production and ad valorem taxes	0.39	0.41	(0.02)	-4.9%
Exploration expenses	0.14	0.39	(0.25)	-64.1%
General and administrative(1)	0.99	1.20	(0.21)	-17.5%
Operating expenses (cash)	1.74	3.06	(1.32)	-43.1%
Depreciation, depletion & amortization	3.24	3.56	(0.32)	-9.0%
Share-based compensation(1)	0.13	0.13	—	0.0%
Selected costs	$5.11	$6.75	$(1.64)	-24.3%

(1)  Total general and administrative costs on the Consolidated Statements of Operations include share-based compensation.

Lease Operating Expenses.  Lease operating expenses for the third quarter of 2011 were $0.9 million ($0.22 per Mcfe) compared to $3.6 million ($1.06 per Mcfe) in the third quarter of 2010, a decrease resulting primarily from a one-time $2.3 million credit adjustment associated with a change in accounting estimate for accrued direct operating expenses.  Excluding the $2.3 million adjustment for accrual estimates for 2011, direct expenses for the third quarter would have been $3.2 million, a slight decrease third quarter 2011 over third quarter 2010 due to lower workover costs and sales tax refunds.  See Note 3 — “Use of Estimates” for further information.

Production and Ad Valorem Tax Expenses.  Production and ad valorem tax expenses for the third quarter of 2011 were $1.6 million compared to $1.4 million for the third quarter of 2010, a slight increase due to higher production and field commodity prices in the third quarter of 2011.

Depreciation, Depletion and Amortization (“DD&A”).  DD&A expense for the third quarter of 2011 was $13.4 million compared to $12.0 million for the third quarter of 2010, an increase due to higher production, offset in part by a lower DD&A rate.

Impairment and Abandonment of Oil and Gas Properties.  Non-cash impairment and abandonment of oil and gas properties for the third quarter of 2011 was $4.8 million due to the previously announced impairment of expiring unproved leasehold cost in East Texas.

General and Administrative (“G&A”) Expenses.  Total G&A expenses were $4.6 million ($1.12 per Mcfe) for the third quarter of 2011 compared to $4.5 million ($1.33 per Mcfe) for the third quarter of 2010.  Included in G&A expense is a non-cash stock expense of $0.5 million ($0.13 per Mcfe) and $0.5 million ($0.13 per Mcfe) in the third quarters 2011 and 2010, respectively.

Interest Expense.  Interest expense was $6.0 million ($1.46 per Mcfe) for the third quarter of 2011 compared to $5.8 million ($1.71 per Mcfe) for the third quarter of 2010.  Total interest expense increased primarily due to the refinancing and expanding of our second lien credit agreement in December 2010.  Interest expense capitalized for the third quarters of 2011 and 2010 was zero and approximately $45,000, respectively.

Other Financing Costs.  Other financing costs were $0.3 million for the third quarter 2011 compared to $0.8 million for the third quarter 2010.  These expenses consist primarily of the amortization of capitalized costs associated with our credit facilities and commitment fees related to the undrawn availability under our revolving credit agreement.

Unrealized Gain on Derivative Instruments.  The non-cash unrealized gain on derivative instruments for the third quarter of 2011 was $4.2 million compared to a non-cash unrealized loss of $1.3 million for the third quarter of 2010.  With the expiration of our interest rate swaps in May 2011, our remaining derivative instruments are commodity price based only.  The unrealized gain or loss is the change in the mark-to-market exposure under our commodity price hedging contracts.  Unrealized gain or loss will vary period to period, and will be a function of the hedges in place, the strike prices of those hedges and the forward price curve of the commodities and interest rates being hedged.

Income Taxes.  Our net income before taxes was $1.0 million for the third quarter of 2011 compared to a net loss before taxes of $6.1 million in the third quarter of 2010.  After adjusting for permanent tax differences, we recorded an income tax expense of $0.5 million for the third quarter of 2011, compared to an income tax benefit of $2.3 million for the third quarter of 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenues

	Nine months ended September 30,
	2011	2010	Change	Percent Change
Product revenues:	(in millions, except percentages)
Natural gas sales	$45.0	$43.5	$1.5	3.4%
Crude oil sales	25.7	15.1	10.6	70.2%
Natural gas liquids sales	15.5	9.6	5.9	61.5%
Product revenues	$86.2	$68.2	$18.0	26.4%

Natural Gas, Crude Oil and Natural Gas Liquids Sales.  Revenues from the sale of crude oil, natural gas and natural gas liquids, net of the realized effects of our hedging instruments, were $86.2 million for the first nine months of 2011 compared to $68.2 million for the first nine months of 2010, an increase due primarily to a 44% increase in production, offset in part by a 12% decrease in realized commodity prices.

Production

	Nine months ended September 30,
	2011	2010	Change	Percent Change
Sales volumes:
Natural gas (Mcf)	9,234,785	6,432,283	2,802,502	43.6%
Crude oil (Bbl)	282,774	178,825	103,949	58.1%
Natural gas liquids (Bbl)	324,670	243,859	80,811	33.1%
Natural gas equivalents (Mcfe)	12,879,449	8,968,387	3,911,062	43.6%

Production was approximately 12.9 Bcfe for the first nine months of 2011 compared to 9.0 Bcfe for the first nine months of 2010.  On a daily basis, we produced an average of 47,177 Mcfe per day in the first nine months of 2011 compared to an average of 32,851 Mcfe per day in the first nine months of

2010, an increase of approximately 44% primarily due to the success of our drilling and workover programs.

Average Sales Prices

	Nine months ended September 30,
	2011	2010	Change	Percent Change
Average sales prices (before hedging):
Natural gas (Mcf)	$4.04	$4.61	$(0.57)	-12.4%
Crude oil (Bbl)	100.59	76.40	24.19	31.7%
Natural gas liquids (Bbl)	48.28	39.27	9.01	22.9%
Natural gas equivalents (Mcfe)	6.32	5.90	0.42	7.1%

	Nine months ended September 30,
	2011	2010	Change	Percent Change
Average sales prices (after hedging):
Natural gas (Mcf)	$4.87	$6.76	$(1.89)	-28.0%
Crude oil (Bbl)	90.95	84.42	6.53	7.7%
Natural gas liquids (Bbl)	47.65	39.27	8.38	21.3%
Natural gas equivalents (Mcfe)	6.69	7.60	(0.91)	-12.0%

Natural gas, crude oil and natural gas liquids prices are reported net of the realized effect of our hedging agreements.  We realized gains of $7.7 million on our natural gas hedges and losses of $2.9 million on our crude oil and natural gas liquids hedges in the first nine months of 2011, compared to realized gains of $13.8 million on our natural gas hedges and $1.4 million on our crude oil hedges in the first nine months of 2010.  The decrease in realized hedging results for 2011 was due to the expiration in 2010 of more favorable natural gas hedges put in place during a higher commodity price environment.

Costs and Expenses

	Nine months ended September 30,
	2011	2010	Change	Percent Change
Certain Operating Expenses:	(in millions, except percentages)
Lease operating expenses	$9.6	$11.4	$(1.8)	-15.8%
Production and ad valorem taxes	5.5	4.6	0.9	19.6%
Exploration expenses	1.0	2.0	(1.0)	-50.0%
General and administrative(1)	11.7	12.5	(0.8)	-6.4%
Operating expenses	27.8	30.5	(2.7)	-8.9%
Depreciation, depletion & amortization	41.3	33.0	8.3	25.2%
Share-based compensation	1.5	1.4	0.1	7.1%
Certain operating expenses	$70.6	$64.9	$5.7	8.8%

        (1)  Total general and administrative costs on the Consolidated Statements of Operations include share-based compensation.

	Nine months ended September 30,
	2011	2010	Change	Percent Change
Selected Costs ($ per Mcfe):	(in millions, except percentages)
Lease operating expenses	$0.75	$1.27	$(0.52)	-40.9%
Production and ad valorem taxes	0.42	0.51	(0.09)	-17.6%
Exploration expenses	0.07	0.22	(0.15)	-68.2%
General and administrative(1)	0.91	1.40	(0.49)	-35.0%
Operating expenses	2.15	3.40	(1.25)	-36.8%
Depreciation, depletion & amortization	3.21	3.68	(0.47)	-12.8%
Share-based compensation	0.11	0.15	(0.04)	-26.7%
Selected costs	$5.47	$7.23	$(1.76)	-24.3%

(1)  Total general and administrative costs on the Consolidated Statements of Operations include share-based compensation.

Lease Operating Expenses.  Lease operating expenses for the first nine months of 2011 were $9.6 million ($0.75 per Mcfe) compared to $11.4 million ($1.27 per Mcfe) in the first nine months of 2010, a decrease primarily due to non-core properties sold in 2010, sales tax refunds and lower expense workover costs in 2011.

Production and Ad Valorem Tax Expenses.  Production and ad valorem tax expenses for the first nine months of 2011 were $5.5 million compared to $4.6 million for the first nine months of 2010, an increase due to higher production and field commodity prices in the first nine months of 2011.

Exploration Expenses. Exploration expenses were $1.0 million in the first nine months of 2011 compared to $2.0 million for the first nine months of 2010.  The decrease in exploration expenses was primarily due to lower G&G costs and lower unproved abandoned property costs incurred in the first nine months of 2011.

Impairment and Abandonment of Oil and Gas Properties.  Non-cash impairment and abandonment of oil and gas properties for the first nine months of 2011 was $14.2 million due to the previously announced impairment of expiring unproved leasehold cost in East Texas.

Depreciation, Depletion and Amortization (“DD&A”).  DD&A expense for the first nine months of 2011 was $41.3 million compared to $33.0 million for the first nine months of 2010, an increase primarily due to higher production, offset in part by a lower DD&A rate.

General and Administrative (“G&A”) Expenses.  Total G&A expenses were $13.2 million ($1.02 per Mcfe) for the first nine months of 2011 compared to $13.9 million ($1.55 per Mcfe) for the first nine months of 2010, which includes non-cash stock expense of $1.5 million ($0.11 per Mcfe) and $1.4 million ($0.15 per Mcfe) for the first nine months of 2011 and 2010, respectively.  G&A expenses decreased primarily due to lower personnel costs and legal and other professional fees.

Loss on Sale of Assets.  The loss on sale of assets during the first nine months of 2010 was $0.4 million, due primarily to the final purchase price adjustments on the December 2009 sale of our Southwest Louisiana properties.

Interest Expense.  Interest expense was $19.0 million ($1.48 per Mcfe) for the first nine months of 2011 compared to $16.4 million ($1.83 per Mcfe) for the first nine months of 2010.  Total interest expense increased primarily due to the refinancing and expanding of our second lien credit agreement in December 2010.  Interest expense capitalized for the first nine months of 2011 and 2010 was approximately $0.2 million and $56,000, respectively.

Other Financing Costs.  Other financing costs were $1.4 million for the first nine months of 2011 compared with $2.3 million for the first nine months of 2010.  These expenses are comprised primarily of the amortization of deferred costs associated with our credit facilities.

Unrealized Loss on Derivative Instruments.  The non-cash unrealized gain for the first nine months of 2011 was $2.1 million compared with $0.3 million for the first nine months of 2010.  Unrealized gain or loss on derivative instruments is the change in the fair value of our commodity price hedging contracts and our interest rate swaps during the period.  Unrealized gain or loss will vary period to period, and will be a function of hedges in place, the strike prices of those hedges and the forward curve pricing for the commodities and interest rates being hedged.

Income Taxes.  Our net loss before taxes was $16.4 million for the first nine months of 2011 compared to $15.2 million for the first nine months of 2010.  After adjusting for permanent tax differences, we recorded an income tax benefit of $5.6 million for the first nine months of 2011, compared to $5.2 million for the first nine months of 2010.

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

Liquidity and Cash Flow

Our working capital deficit was $30.6 million as of September 30, 2011, compared to a working capital deficit of $19.8 million as of December 31, 2010.  The following table provides the components and changes in working capital as of September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010	Change
Current assets
Accounts receivable, net	$13.7	$14.2	$(0.5)
Prepaid expenses	0.2	0.2	—
Derivative instruments	5.2	6.9	(1.7)
Deferred tax asset, net	4.6	6.3	(1.7)
Total current assets	23.7	27.6	(3.9)

Current liabilities
Accounts payable and accrued liabilities (1)	53.3	43.6	9.7
Asset retirement obligations	1.0	0.7	0.3
Derivative instruments	—	3.1	(3.1)
Total current liabilities	54.3	47.4	6.9

Working capital (deficit)	$(30.6)	$(19.8)	$(10.8)

        (1)  Reflects impact of increase in overall capital expenditures and production levels on new, operated properties.

The table below summarizes certain measures of liquidity and capital expenditures, as well as our sources of capital from internal and external sources, for the nine months ended September 30, 2011 and 2010, respectively.

	Nine months ended September 30,
	2011	2010
Financial Measures	(in millions)
Net cash provided by operating activities	$50.7	$36.5
Net cash used in investing activities	(61.5)	(39.3)
Net cash provided by financing activities	10.8	2.8
Cash and cash equivalents	—	—

Net cash provided by operating activities was $50.7 million for the nine months ended September 30, 2011 compared to $36.5 million for the nine months ended September 30, 2010.  During the first nine months of 2011, the net cash provided by operating activities, before changes in working capital, increased to $40.2 million, from $22.6 million for the first nine months of 2010, primarily due to the increase in production.

Net cash used in investing activities consists primarily of capital expenditures on oil and gas drilling projects and leasehold acquisitions.

Net cash provided by financing activities, which consists primarily of net borrowings/repayments on our revolving credit agreement, was $10.8 million for the nine months ended September 30, 2011 compared to net cash provided by financing activities of $2.8 million for the nine months ended September 30, 2010, an increase primarily due to temporary funding of our increased drilling activity.

See the Consolidated Statements of Cash Flows for further details.

Capital Resources

We maintain a senior secured revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”), as agent, and the lender parties thereto (the “Senior Credit Agreement”) that matures on May 31, 2013.  The borrowing base currently set at $100 million, is based on our current proved crude oil and natural gas reserves, and is subject to semi-annual redeterminations, although our lenders may elect to make one additional unscheduled redetermination between scheduled redetermination dates.  The next borrowing base redetermination under our Senior Credit Agreement is scheduled for May 1, 2012.  The credit agreement also provides for the issuance of letters-of-credit up to a $5.0 million sub-limit.  As of September 30, 2011, we had $15.0 million outstanding, with availability of $85.0 million under our Senior Credit Agreement.

Advances under our revolving credit agreement are in the form of either base rate loans or LIBOR loans.  The interest rate on the base rate loans fluctuates based upon the higher of the lender’s “prime rate” and the Federal Funds rate.  The interest rate on the LIBOR loans fluctuates based upon the rate at which Eurodollar deposits in the LIBOR market are quoted for the maturity selected.  The applicable margin ranges between 2.75% and 3.50%, for LIBOR loans, and between 1.50% and 2.00%, for base rate loans.  The specific applicable interest margin is determined by, in each case, the percent of the borrowing base utilized at the time of the credit extension.  LIBOR loans of one, two, three and nine months may be selected.  The commitment fee payable on the unused portion of our borrowing base is 0.50%, which fee accrues and is payable quarterly in arrears.

We also maintain a second lien credit agreement dated December 27, 2010 with Barclays Bank Plc, as agent, and the lender parties thereto,  including an affiliate of OCM GW Holdings, LLC (“Oaktree Holdings”), our largest stockholder (the “Second Lien Credit Agreement”).  The Second Lien Credit Agreement provides for a term loan, made to us in a single draw, in an aggregate principal amount of $175.0 million and matures on December 27, 2015.  As of September 30, 2011, we had a principal amount of $175.0 million outstanding, with a discount of $6.2 million using the estimated market value interest rate at the time of issuance, for a net reported balance of $168.8 million.

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

Our Credit Agreement and Second Lien Credit Agreement are secured by liens on substantially all of our assets, including the capital stock of our subsidiaries.  The liens securing the obligations under our Second Lien Credit Agreement are junior to those under our Senior Credit Agreement.  Unpaid interest is payable under our credit agreements as interim borrowings mature and renew.

We utilize commodity price hedge instruments to minimize exposure to declining prices on our natural gas, crude oil and natural gas liquids production.  We use a series of swaps, put options and costless collars to accomplish our commodity hedging position.  We currently have 1.9 Bcfe of equivalent production hedged for the fourth quarter of 2011, consisting of 1.5 Bcf of natural gas hedges, 56.1 MBbl of crude oil hedges and 0.6 million gallons of natural gas liquids (propane) hedges, at average floor prices of $5.95/Mmbtu, $76.33/Bbl and $1.36/gallon, respectively.   We also have 4.9 Bcfe of equivalent

production hedged for 2012, consisting of 3.8 Bcf of natural gas hedges and 175.2 MBbl of crude oil hedges at average floor prices of $5.00/Mmbtu and $84.79/Bbl, respectively.

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

From time to time, we are involved in litigation relating to claims arising out of our properties or operations or from disputes with vendors in the normal course of business.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, mineral interest owners in East Texas (Haynesville Shale) filed two causes of action against us on May 26, 2009 and August 26, 2009, respectively, in the District Court for San Augustine County, Texas alleging breach of contract for not paying lease bonuses on certain prospective oil and gas leases that were pursued by our leasing agent but never taken by Crimson.  The damages alleged are currently approximately $3.2 million and we have received approximately $2.0 million in written demands from other mineral interest owners in this area that we believe may contemplate legal proceedings.  As previously noted, we are vigorously defending these lawsuits, and believe we have meritorious defenses.  We do not believe that these claims will have a material adverse effect on our business, financial position, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.

        The holders of oil and gas leases in South Louisiana filed suit against Crimson and several co-defendants alleging failure to act as a reasonably prudent operator, failure to explore, waste, breach of contract, etc. in connection with two wells in Jefferson Davis Parish, Louisiana.  Many of the alleged improprieties occurred prior to our ownership of an interest in the wells at issue, although we may have assumed liability otherwise attributable to our predecessors-in-interest through the acquisition documents relating to the acquisition of our interest in these wells.  The damages currently alleged are approximately $15.0 million.  We and our co-defendants are vigorously defending this lawsuit and we believe that we have meritorious defenses.  We have not yet determined to what extent, if any, our insurance carriers will support us in this suit.  We do not believe this suit will have a material adverse effect on our business, financial position, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of Crimson Common Stock from employee stock distributions to satisfy tax withholding obligations related to restricted stock which vested during the third quarter of 2011.  These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this item.

Period	Total Number of Shares Purchased (1)	Average price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Be Purchased Under the Plan or Programs
August 1-31, 2011	5,820	$3.28	5,820
September 1-30, 2011	2,751	$2.80	2,751	(1)
Total	8,571		8,571

(1)  Shares were withheld from employees to satisfy certain tax withholding obligations due in connection with grants of stock under our 2005 Stock Incentive Plan and other equity incentives.  Company policy and the 2005 Stock Incentive Plan provide for the withholding of shares to satisfy tax obligations.

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

Number	Description

4.4
 Termination Agreement, dated as of December 7, 2009, between Crimson Exploration Inc. and OCM GW Holdings, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 10, 2009)

*31.1	Certification of Chief Executive Officer pursuant to Exchange Rule13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Exchange Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Chief Executive Officer pursuant to 18.U.S.C Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Chief Financial Officer pursuant to 18.U.S.C Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.LAB	XBRL Labels Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*Filed herewith
**Furnished herewith
#Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                             CRIMSON EXPLORATION INC.
                                                             (Registrant)

Date:	November 9, 2011	By:	/s/ Allan D. Keel
Allan D. Keel
President and Chief Executive Officer

Date:	November 9, 2011	By:	/s/ E. Joseph Grady
E. Joseph Grady
Senior Vice President and Chief Financial Officer