Form 10-Q
period 2012-03-31
CRIMSON EXPLORATION INC.
filed 2012-05-09
CIK 813779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

On May 2, 2012, there were 46,056,868 shares outstanding of the registrant’s Common Stock, par value $0.001.

FORM 10-Q

CRIMSON EXPLORATION INC.

FOR THE QUARTER ENDED MARCH 31, 2012

PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CRIMSON EXPLORATION INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2012	2011
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$—	$—
Accounts receivable, net of allowance of $579,143 and $579,143, respectively	15,883,738	16,059,667
Prepaid expenses	708,767	473,616
Derivative instruments	4,561,677	4,538,897
Deferred tax asset, net	247,346	—
Total current assets	21,401,528	21,072,180

PROPERTY AND EQUIPMENT
Oil and gas properties (successful efforts method of accounting)	696,030,539	663,414,446
Other property and equipment	3,314,328	3,345,798
Accumulated depreciation, depletion and amortization	(284,292,671)	(269,978,945)
Total property and equipment, net	415,052,196	396,781,299

NONCURRENT ASSETS
Deposits	34,743	34,743
Debt issuance cost	1,036,085	1,140,031
Deferred tax asset, net	19,036,938	17,297,621
Total noncurrent assets	20,107,766	18,472,395

TOTAL ASSETS	$456,561,490	$436,325,874

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$40,902,615	$49,539,258
Accrued liabilities	15,258,593	16,131,324
Asset retirement obligations	877,755	935,705
Derivative instruments	595,372	290,703
Deferred tax liability, net	—	189,146
Total current liabilities	57,634,335	67,086,136

NONCURRENT LIABILITIES
Long-term debt	222,532,719	190,041,933
Asset retirement obligations	9,983,890	9,071,064
Derivative instruments	243,744	—
Other noncurrent liabilities	608,704	621,043
Total noncurrent liabilities	233,369,057	199,734,040

Total liabilities	291,003,392	266,820,176

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock (par value $0.001; 200,000,000 shares authorized; 46,225,665 and 45,270,768 shares issued and 46,056,868 and 45,129,407 shares outstanding, respectively)	46,225	45,271
Additional paid-in capital	244,023,186	243,484,877
Retained deficit	(77,751,255)	(73,352,170)
Treasury stock (at cost, 168,797 and 141,361 shares, respectively)	(760,058)	(672,280)
Total stockholders’ equity	165,558,098	169,505,698

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$456,561,490	$436,325,874

The Notes to the Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011

OPERATING REVENUES
Natural gas sales	$7,069,114	$14,724,949
Crude oil sales	16,892,614	7,415,643
Natural gas liquids sales	2,724,851	5,481,427
Total operating revenues	26,686,579	27,622,019

OPERATING EXPENSES
Lease operating expenses	4,637,385	4,030,578
Production and ad valorem taxes	1,408,741	1,880,206
Exploration expenses	300,696	91,614
Depreciation, depletion and amortization	14,462,062	13,480,929
Impairment and abandonment of oil and gas properties	676,474	5,444,514
General and administrative	4,771,457	4,168,863
Total operating expenses	26,256,815	29,096,704

INCOME (LOSS) FROM OPERATIONS	429,764	(1,474,685)

OTHER INCOME (EXPENSE)
Interest expense, net of amount capitalized	(6,245,182)	(6,734,828)
Other income and financing cost	(233,843)	(697,693)
Unrealized loss on derivative instruments	(525,633)	(4,231,805)
Total other income (expense)	(7,004,658)	(11,664,326)

LOSS BEFORE INCOME TAXES	(6,574,894)	(13,139,011)

Income tax benefit	2,175,809	4,593,049

NET LOSS	$(4,399,085)	$(8,545,962)

NET LOSS PER SHARE
Basic	$(0.10)	$(0.19)
Diluted	$(0.10)	$(0.19)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	43,976,950	44,939,828
Diluted	43,976,950	44,939,828

The Notes to the Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)

	NUMBER OF SHARES OF		ADDITIONAL			TOTAL
	COMMON STOCK	COMMON STOCK	PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	STOCKHOLDERS’ EQUITY
BALANCE, DECEMBER 31, 2011	45,129,407	$45,271	$243,484,877	$(73,352,170)	$(672,280)	$169,505,698
Current period net loss	—	—	—	(4,399,085)	—	(4,399,085)
Share-based compensation	954,897	954	538,309	—	—	539,263
Treasury stock	(27,436)	—	—	—	(87,778)	(87,778)
BALANCE, MARCH 31, 2012	46,056,868	$46,225	$244,023,186	$(77,751,255)	$(760,058)	$165,558,098

The Notes to the Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,399,085)	$(8,545,962)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	14,462,062	13,480,929
Asset retirement obligations	121,042	—
Stock compensation expense	532,311	529,239
Amortization of financing costs and discounts	385,585	838,217
Deferred income taxes	(2,175,809)	(4,593,049)
Impairment and abandonment of oil and gas properties	676,474	5,444,514
Unrealized loss on derivative instruments	525,633	4,231,805
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	175,929	(1,204,519)
Increase in prepaid expenses	(235,151)	(211,690)
(Decrease) increase in accounts payable and accrued liabilities	(9,521,713)	17,307,613
Net cash provided by operating activities	547,278	27,277,097

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(32,675,599)	(23,159,472)
Net cash used in investing activities	(32,675,599)	(23,159,472)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	(43,293,956)	(21,027,701)
Proceeds from debt	75,503,103	17,027,701
Debt issuance expenditures	—	(31,135)
Proceeds from issuance of common stock	6,952	4,253
Purchase of treasury stock	(87,778)	(90,743)
Net cash provided by (used in) financing activities	32,128,321	(4,117,625)

INCREASE IN CASH AND CASH EQUIVALENTS	—	—

CASH AND CASH EQUIVALENTS,
Beginning of period	—	—

CASH AND CASH EQUIVALENTS,
End of period	$—	$—

Cash paid for interest	$5,833,170	$6,793,791
Cash paid for income taxes	$—	$—

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

2.           BASIS OF PRESENTATION

Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles (“GAAP”) for complete annual financial statements.  The accompanying consolidated financial statements at March 31, 2012 (unaudited) and December 31, 2011 and for the three months ended March 31, 2012 (unaudited) and 2011 (unaudited) contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows for such periods.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

New Accounting Standards Adopted in 2012

In May 2011, the FASB issued Accounting Standards Update No. 2011-04: “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  This accounting update clarifies application of fair value measurement and disclosure requirements and is effective for interim and annual periods beginning after December 15, 2011. The adoption did not have a material impact on our financial position or results of operations.

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

Impairments.  We review oil and gas properties for impairment when events and circumstances indicate a decline in the recoverability of the carrying value of such properties, such as a downward revision of the reserve estimates or lower commodity prices.  We estimate the future cash flows expected in connection with the properties and compare such future cash flows to the carrying amounts of the properties to determine if the carrying amounts are recoverable.  The factors used to determine fair value include, but are not limited to, estimates of proved, probable and possible reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties.  Because these significant fair value inputs are typically not observable, we classify impairments of long-lived assets as a level 3 fair value measure.  See Note 6 – “Oil and Gas Properties” for further information.

Asset Retirement Obligations.  The initial measurement of asset retirement obligations ("AROs") at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties.  The factors used to determine fair value include, but are not limited to, plugging costs and reserve lives.  See Note 7 – “Asset Retirement Obligations” for further information.

Debt.  The fair value of floating-rate debt is estimated to be equivalent to the carrying amounts because the interest rates paid on such debt are set for periods of three months or less.  See Note 8 — “Debt” for further information.

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

Fair value information related to our derivative instruments measured at fair value was as follows at March 31, 2012:

	Total	Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3
Derivatives
Commodity price contracts (assets)	$4,561,677	$—	$4,561,677	$—
Commodity price contracts (liabilities)	(839,116)	—	(839,116)	—
Total	$3,722,561	$—	$3,722,561	$—

Fair value information for related to our derivative instruments measured at fair value was as follows at December 31, 2011:

	Total	Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3
Derivatives
Commodity price contracts (assets)	$4,538,897	$—	$4,538,897	$—
Commodity price contracts (liabilities)	(290,703)	—	(290,703)	—
Total	$4,248,194	$—	$4,248,194	$—

5.           DERIVATIVE INSTRUMENTS

At the end of each reporting period we record on our balance sheet the mark-to-market valuation of our derivative instruments.  We recorded net assets for derivative instruments of $3.7 million and $4.2 million at March 31, 2012 and December 31, 2011, respectively.  As a result of these agreements, we recorded non-cash unrealized losses for unsettled contracts of $0.5 million and $4.2 million for the three months ended March 31, 2012 and 2011, respectively.  The estimated change in fair value of the derivatives is reported in other income (expense) as unrealized gain (loss) on derivative instruments.  The realized gain (loss) on derivative instruments is included in natural gas, crude oil and natural gas liquids sales for our commodity price hedges and as an (increase) decrease in interest expense for our interest rate swaps.  Our final interest rate swap terminated on May 8, 2011.

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

The following derivative contracts were in place at March 31, 2012:

Crude Oil		Volume/Month	Price/Unit	Fair Value
Apr 2012-Dec 2012	Collar	5,100 Bbls	$80.00-$107.30 (1)	$(195,168)
Apr 2012-Dec 2012	Collar	5,000 Bbls	85.00-102.70 (1)	(270,109)
Apr 2012-Dec 2012	Collar	4,500 Bbls	90.00-110.46 (1)	(76,318)
Apr 2012-Jun 2012	Swap	13,000 Bbls	118.30 (2)	(134,177)
Apr 2012-Jun 2012	Swap	9,000 Bbls	100.75 (1)	(78,847)
Jul 2012-Sep 2012	Swap	8,000 Bbls	99.28 (1)	(130,095)
Jul 2012-Dec 2012	Swap	10,000 Bbls	114.85 (2)	(221,523)
Oct 2012-Dec 2012	Swap	6,000 Bbls	98.05 (1)	(129,710)
Jan 2013-Dec 2013	Swap	14,000 Bbls	101.25 (1)	(406,334)

Natural Gas
Apr 2012-Dec 2012	Put	320,000 Mmbtu	5.00	5,364,842

	Total net fair value of derivative instruments			$3,722,561

(1)	Commodity derivative based on West Texas Intermediate crude oil
(2)	Commodity derivative based on Brent crude oil

The following table details the effect of derivative contracts on the Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, respectively:

Contract Type	Location of Gain or (Loss) Recognized in Income	Amount of Gain or (Loss) Recognized in Income
		Three months ended March 31,
		2012	2011
Natural gas contracts	Natural gas sales	$1,535,460	$2,712,024
Crude oil contracts	Crude oil sales	(161,597)	(874,620)
Natural gas liquids contracts	Natural gas liquids sales	—	(8,106)
Interest rate contracts	Interest expense	—	(989,341)
	Realized gain	$1,373,863	$839,957

Natural gas contracts	Unrealized (loss) gain on derivative instruments	$1,006,497	$(2,651,919)
Crude oil contracts	Unrealized (loss) gain on derivative instruments	(1,532,130)	(2,491,747)
Natural gas liquids contracts	Unrealized (loss) gain on derivative instruments	—	(60,961)
Interest rate contracts	Unrealized (loss) gain on derivative instruments	—	972,822
	Unrealized loss	$(525,633)	$(4,231,805)

6.           OIL AND GAS PROPERTIES

The following table sets forth the composition of impairment and abandonment expenses:

	Three months ended March 31,
	2012	2011
Impairment and abandonment of unproved properties	$676,474	$5,444,514

2012 Asset Impairments. Non-cash impairments of unproved properties include $0.7 million related to individually insignificant acreage.  There were no impairments or abandonments of proved properties.

2011 Asset Impairments. Non-cash impairments of unproved properties include $4.3 million related to our East Texas acreage and $1.1 million related to individually insignificant acreage.  There were no impairments or abandonments of proved properties.

7.           ASSET RETIREMENT OBLIGATIONS

We estimate the fair values of AROs based on historical experience of plug and abandonment costs by field and, assumptions and judgments regarding such factors as the existence of a legal obligation for an ARO; estimated probabilities, amounts and timing of settlements; the credit-adjusted risk-free rate to be used and inflation rates.  The following table sets forth the composition of asset retirement obligations rollforward:

Beginning January 1, 2012 liability	$10,006,769
Accretion expense	116,866
Liabilities incurred	352,313
Liabilities settled	(104,617)
Revisions	490,314
Ending March 31, 2012 liability	$10,861,645

8.           DEBT

We maintain a senior secured revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”), as agent, and the lender parties thereto (the “Senior Credit Agreement”) that matures on May 31, 2013.  We are currently in negotiations to extend the maturity date of our Senior Credit Agreement, and have received preliminary responses from our lenders indicating that they are agreeable to the extension requested on terms substantially similar to (or more favorable to us than) our current agreement.  The borrowing base currently set at $100 million, is based on our current proved crude oil and natural gas reserves, and is subject to semi-annual redeterminations, although our lenders may elect to make one additional unscheduled redetermination between scheduled redetermination dates.  The next borrowing base redetermination under our Senior Credit Agreement is scheduled for November 1, 2012.  As of March 31, 2012, we had $53.3 million outstanding, with availability of $46.7 million, under our Senior Credit Agreement.

We also maintain a second lien credit agreement dated December 27, 2010 with Barclays Bank Plc, as agent, and the lender parties thereto, including an affiliate of OCM GW Holdings, LLC (“Oaktree Holdings”), our largest stockholder (the “Second Lien Credit Agreement”).  The Second Lien Credit Agreement provides for a term loan, which was made to us in a single draw in an aggregate principal amount of $175.0 million that matures on December 27, 2015.  As of March 31, 2012, we had a principal amount of $175.0 million outstanding, with a discount of $5.7 million using the estimated market value interest rate at the time of issuance, for a net reported balance of $169.3 million.  The Senior Credit Agreement and the Second Lien Credit Agreement (the “Credit Agreements”) are secured by liens on substantially all of our assets, as well as security interests in the stock of our subsidiaries.  The liens securing the Second Lien Credit Agreement are junior to those securing the Senior Credit Agreement.  Interest is payable on the Credit Agreements as interim borrowings mature.

The Credit Agreements include usual and customary affirmative and negative covenants for credit facilities of their respective types and sizes, including, among others, limitations on liens, hedging, mergers, asset sales or dispositions, payments of dividends, incurrence of additional indebtedness, certain leases and investments outside of the ordinary course of business, as well as events of default.  The Credit Agreements also contain certain financial covenants.  See Note 9 of our Annual Report on Form 10-K for the year ended December 31, 2011 for a more detailed description of our Credit Agreements and the covenants under the Credit Agreements.  At March 31, 2012, we were in compliance with the aforementioned covenants.

9.           STOCKHOLDERS’ EQUITY

In the three months ended March 31, 2012, 193,228 shares of restricted Common Stock vested, of which 27,436 shares were withheld by us to satisfy the employees’ tax liability resulting from the vesting of these shares, with the remaining shares being distributed to the employees and directors.  During the three months we also issued 2,897 shares pursuant to stock option exercises.  Discretionary grants of 948,000 shares of unvested restricted Common Stock were made to our employees during the three months as incentive-based equity compensation under the 2005 Stock Incentive Plan.  We also granted 4,000 shares of restricted Common Stock to new employees as part of their compensation package.

In the three months ended March 31, 2011, 131,193 shares of restricted Common Stock previously issued pursuant to the Long-Term Equity Incentive Plan vested, of which 20,814 shares were withheld by us to satisfy the employees’ tax liability resulting from the vesting of these shares, with the remaining shares being distributed to the employees and directors.  During the three months, we also had 12,420 unvested shares of restricted common stock forfeited due to employee terminations and issued 1,772 shares pursuant to stock option exercises.  Discretionary grants of 366,633 shares of restricted Common Stock were made to our employees during the three months as incentive-based equity compensation under the 2005 Stock Incentive Plan.

10.         INCOME TAXES

Income tax benefit for the three months ended March 31, 2012 was $2.2 million compared to income tax benefit of $4.6 million for the three months ended March 31, 2011.  The quarterly income tax provision is based on our estimate of the effective tax rate expected to be applicable for the full year.  Based upon our projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of our net operating loss carryforwards to reduce future income tax obligations.

11.         RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Not Yet Adopted

In December 2011, the FASB issued Accounting Standards Update No. 2011—11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities”. This accounting update requires that an entity disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The accounting update is effective for interim and annual periods beginning on or after January 1, 2013. We are currently evaluating the provisions of this accounting update and assessing the impact, if any, it may have on our financial position and results of operations.

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

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the consolidated financial statements, notes and management’s discussion and analysis reported on our Annual Report on Form 10-K for the year ended December 31, 2011. Statements in this discussion may be forward-looking.  These forward-looking statements involve risks and uncertainties.

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

We caution that a number of factors could cause future production, revenues and expenses to differ materially from our expectations.  For a discussion on risk factors affecting our business, see the information in “ITEM 1A. Risk Factors” contained in our Annual Report filed on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission.

Overview

We are an independent energy company engaged in the acquisition, exploitation, exploration and development of natural gas and crude oil properties.  We have historically focused our operations in the onshore U.S. Gulf Coast, South Texas and Colorado regions, which are generally characterized by high rates of return in known, prolific producing trends.  We have expanded our strategic focus to include longer reserve life resource plays in East Texas and South Texas that we believe provide significant long-term growth potential in multiple formations.  Our operating revenues are derived from natural gas, crude oil and natural gas liquids sales that are proceeds from the sale of natural gas, crude oil and natural gas liquids production and realization of associated commodity derivatives.

Results of Operations

The following is a discussion of our consolidated results of operations, financial condition and capital resources. You should read this discussion in conjunction with our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

Comparative results of operations for the periods indicated are discussed below.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues

	Three months ended March 31,
	2012	2011	Change	Percent Change
Product revenues:	(in millions, except percentages)
Natural gas sales	$7.1	$14.7	$(7.6)	-51.7%
Crude oil sales	16.9	7.4	9.5	128.4%
Natural gas liquids sales	2.7	5.5	(2.8)	-50.9%
Product revenues	$26.7	$27.6	$(0.9)	-3.3%

Natural Gas, Crude Oil and Natural Gas Liquids Sales.  Revenues from the sale of natural gas, crude oil and natural gas liquids, net of the realized effects of our commodity price hedging instruments, were $26.7 million for the first quarter of 2012 compared to $27.6 million for the first quarter of 2011.  Revenues were positively impacted by an approximate 19% increase in realized commodity prices, offset by a 19% reduction in production associated with the loss of a Southeast Texas well in January due to mechanical problems and the decline in gas production as Crimson transitions from natural gas to crude oil and liquids-rich prospects. The shut-in of the Southeast Texas well resulted in a loss of an estimated $2.0 million of revenue and 3.5 Mmcfepd of production in the quarter.
Production

	Three months ended March 31,
	2012	2011	Change	Percent Change
Sales volumes:
Natural gas (Mcf)	2,164,125	3,018,348	(854,223)	-28.3%
Crude oil (Bbl)	158,633	87,729	70,904	80.8%
Natural gas liquids (Bbl)	62,536	124,099	(61,563)	-49.6%
Natural gas equivalents (Mcfe)	3,491,139	4,289,316	(798,177)	-18.6%

Quarterly production was approximately 3.5 Bcfe for the first quarter of 2012 compared to approximately 4.3 Bcfe for the first quarter of 2011.  On a daily basis, we produced an average of 38,364 Mcfe for the first quarter of 2012 compared to an average of 47,659 Mcfe for the first quarter of 2011, a decrease of approximately 19% primarily due to the loss of production from a Southeast Texas well during the quarter and our continued transition to drilling higher value, lower rate oil, on an equivalent basis, and liquids-rich projects in the Eagle Ford and Woodbine formations, compared to the higher rate dry natural gas wells previously pursued in the Haynesville/Mid-Bossier formations in East Texas.

Average Sales Prices

	Three months ended March 31,
	2012	2011	Change	Percent Change
Average sales prices (before hedging):
Natural gas (Mcf)	$2.56	$3.98	$(1.42)	-35.7%
Crude oil (Bbl)	107.51	94.50	13.01	13.8%
Natural gas liquids (Bbl)	43.57	44.24	(0.67)	-1.5%
Natural gas equivalents (Mcfe)	7.25	6.01	1.24	20.6%

	Three months ended March 31,
	2012	2011	Change	Percent Change
Average sales prices (after hedging):
Natural gas (Mcf)	$3.27	$4.88	$(1.61)	-33.0%
Crude oil (Bbl)	106.49	84.53	21.96	26.0%
Natural gas liquids (Bbl)	43.57	44.17	(0.60)	-1.4%
Natural gas equivalents (Mcfe)	7.64	6.44	1.20	18.6%

Natural gas, crude oil and natural gas liquids prices are reported net of the realized effects of our hedging agreements.  We realized gains of $1.5 million on our natural gas hedges and losses of $0.2 million on our crude oil and natural gas liquids hedges in the first quarter of 2012, compared to realized gains of $2.7 million for natural gas hedges and losses of $0.9 million for crude oil and natural gas liquids hedges in the first quarter of 2011.  The decrease in realized hedging results for 2012 was due to the expiration in 2011 of more favorable natural gas hedges put in place during a higher commodity price environment.

Costs and Expenses

	Three months ended March 31,
	2012	2011	Change	Percent Change
Selected Operating Expenses:	(in millions, except percentages)
Lease operating expenses	$4.6	$4.0	$0.6	15.0%
Production and ad valorem taxes	1.4	1.9	(0.5)	-26.3%
Exploration expenses	0.3	0.1	0.2	200.0%
General and administrative (1)	4.2	3.6	0.6	16.7%
Operating expenses (cash)	10.5	9.6	0.9	9.4%
Depreciation, depletion & amortization	14.5	13.5	1.0	7.4%
Share-based compensation (1)	0.5	0.5	—	0.0%
Selected operating expenses (2)	$25.5	$23.6	$1.9	8.1%

(1)	Total general and administrative costs include share-based compensation on the Consolidated Statements of Operations
(2)	Exclusive of impairments, abandonments and sales of assets

	Three months ended March 31,
	2012	2011	Change	Percent Change
Selected Costs ($ per Mcfe):	(in millions, except percentages)
Lease operating expenses	$1.33	$0.94	$0.39	41.5%
Production and ad valorem taxes	0.40	0.44	(0.04)	-9.1%
Exploration expenses	0.09	0.02	0.07	350.0%
General and administrative (1)	1.21	0.85	0.36	42.4%
Operating expenses (cash)	3.03	2.25	0.78	34.7%
Depreciation, depletion & amortization	4.14	3.14	1.00	31.8%
Share-based compensation (1)	0.15	0.12	0.03	25.0%
Selected costs (2)	$7.32	$5.51	$1.81	32.8%

(1)	Total general and administrative costs include share-based compensation on the Consolidated Statements of Operations
(2)	Exclusive of impairments, abandonments and sales of assets

Lease Operating Expenses.  Lease operating expenses for the first quarter of 2012 were $4.6 million ($1.33 per Mcfe) compared to $4.0 million ($0.94 per Mcfe) in the first quarter of 2011, an increase resulting from new wells and fields added due to success in our drilling program.  The increase in the cost per Mcfe came as a result of higher workover expense and lower production from our strategic shift in focus to crude oil and natural gas liquids from natural gas.

Production and Ad Valorem Tax Expenses.  Production and ad valorem tax expenses for the first quarter of 2012 were $1.4 million compared to $1.9 million for the first quarter of 2011, a decrease primarily due to our increased focus on crude oil which is taxed at a lower rate than natural gas.

Depreciation, Depletion and Amortization (“DD&A”).  DD&A expense for the first quarter of 2012 was $14.5 million compared to $13.5 million for the first quarter of 2011, an increase due to a higher DD&A rate associated with crude oil wells, offset in part by lower production.

Impairment and Abandonment of Oil and Gas Properties.  Non-cash impairment and abandonment of oil and gas properties for the first quarter of 2012 was $0.7 million compared to $5.4 million for the first quarter of 2011.  The 2011 impairment was primarily the result of expiring individually significant unproved leases in East Texas.

General and Administrative (“G&A”) Expenses.  Total G&A expenses were $4.8 million ($1.37 per Mcfe) for the first quarter of 2012 compared to $4.2 million ($0.97 per Mcfe) for the first quarter of 2011.  G&A expenses increased primarily due to higher personnel and facility costs.

Interest Expense.  Interest expense was $6.2 million ($1.79 per Mcfe) for the first quarter of 2012 compared to $6.7 million ($1.57 per Mcfe) for the first quarter of 2011.  Total interest expense decreased slightly primarily due to reduced realized interest rate derivative settlements, offset in part by higher debt levels.  Interest expense capitalized for the first quarters of 2012 and 2011 was zero and approximately $60,000, respectively.

Other Income and Financing Costs.  Other income and financing costs were $0.2 million for the first quarter 2012 compared to $0.7 million for the first quarter of 2011.  These expenses consist primarily of the amortization of capitalized costs associated with our credit facilities and commitment fees related to the undrawn availability under our revolving credit agreement.

Unrealized Loss on Derivative Instruments.  The non-cash unrealized loss on derivative instruments for the first quarter of 2012 was $0.5 million compared to $4.2 million for the first quarter of 2011.  With the expiration of our interest rate swaps in May 2011, our remaining derivative instruments are commodity price based only.  The unrealized gain or loss is the change in the mark-to-market exposure under our commodity price hedging contracts.  Unrealized gain or loss will vary period to period, and will be a function of the hedges in place, the strike prices of those hedges and the forward price curve of the commodities and interest rates being hedged.

Income Taxes.  Our net loss before taxes was $6.6 million for the first quarter of 2012 compared to a net loss before taxes of $13.1 million in the first quarter of 2011.  After adjusting for permanent tax differences, we recorded an income tax benefit of $2.2 million for the first quarter of 2012, compared to $4.6 million for the first quarter of 2011.  Based upon our projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of our net operating loss carryforwards to reduce future Federal net income tax obligations.

Liquidity and Capital Resources

Our primary cash requirements are for capital expenditures, working capital, operating expenses, acquisitions and principal and interest payments on indebtedness.  Our primary sources of liquidity are cash generated by operations, net of the realized effect of our hedging agreements, and amounts available to be drawn under our revolving credit facility.  To the extent our cash requirements exceed our sources of liquidity, we will be required to fund our cash requirements through other means, such as through debt and equity financing activities or asset monetizations, or reduce our capital expenditures.

Liquidity and Cash Flow

Our working capital deficit was $36.2 million as of March 31, 2012, compared to a working capital deficit of $46.0 million as of December 31, 2011.  The following table provides the components and changes in working capital as of March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011	Change
Current assets
Accounts receivable, net	$15.9	$16.1	$(0.2)
Prepaid expenses	0.7	0.5	0.2
Derivative instruments	4.6	4.5	0.1
Deferred tax asset, net	0.2	—	0.2
Total current assets	21.4	21.1	0.3

Current liabilities
Accounts payable and accrued liabilities (1)	56.1	65.7	(9.6)
Asset retirement obligations	0.9	0.9	—
Derivative instruments	0.6	0.3	0.3
Deferred tax liability, net	—	0.2	(0.2)
Total current liabilities	57.6	67.1	(9.5)

Working capital (deficit)	$(36.2)	$(46.0)	$9.8

(1)	Reflects impact of timing of capital expenditures payable.

The table below summarizes certain measures of liquidity and capital expenditures, as well as our sources of capital from internal and external sources, for the three months ended March 31, 2012 and 2011, respectively.

	Three months ended March 31,
	2012	2011
Financial Measures	(in millions)
Net cash provided by operating activities	$0.5	$27.3
Net cash used in investing activities	(32.7)	(23.2)
Net cash provided by (used in) financing activities	32.1	(4.1)
Cash and cash equivalents	—	—

Net cash provided by operating activities was $0.5 million for the three months ended March 31, 2012 compared to $27.3 million for the three months ended March 31, 2011.  Excluding the effects of changes in non-cash working capital accounts during the first three months of 2012, the net cash provided by operating activities decreased to $10.1 million, from $11.4 million for the first three months of 2011.

Net cash used in investing activities consists primarily of capital expenditures on oil and gas drilling projects and leasehold acquisitions.

Net cash provided by financing activities, which consists primarily of net borrowings/repayments on our revolving credit agreement, was $32.1 million for the three months ended March 31, 2012 compared to net cash used in financing activities of $4.1 million for the three months ended March 31, 2011, an increase primarily due to the funding of our increased drilling activity.

See the Consolidated Statements of Cash Flows for further details.

Capital Resources

We maintain a senior secured revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”), as agent, and the lender parties thereto (the “Senior Credit Agreement”) that matures on May 31, 2013.  We are currently in negotiations to extend the maturity date of our Senior Credit Agreement, and have received preliminary responses from our lenders indicating that they are agreeable to the extension requested on terms substantially similar to (or more favorable to us than) our current agreement.  The borrowing base currently set at $100 million, is based on our current proved crude oil and natural gas reserves, and is subject to semi-annual redeterminations, although our lenders may elect to make one additional unscheduled redetermination between scheduled redetermination dates.  The next borrowing base redetermination under our Senior Credit Agreement is scheduled for November 1, 2012.  The credit agreement also provides for the issuance of letters-of-credit up to a $5.0 million sub-limit.  As of March 31, 2012, we had $53.3 million outstanding, with availability of $46.7 million under our Senior Credit Agreement.

Advances under our revolving credit agreement are in the form of either base rate loans or LIBOR loans.  The interest rate on the base rate loans fluctuates based upon the higher of the lender’s “prime rate” and the Federal Funds rate.  The interest rate on the LIBOR loans fluctuates based upon the rate at which Eurodollar deposits in the LIBOR market are quoted for the maturity selected.  The applicable margin ranges between 2.75% and 3.50%, for LIBOR loans, and between 1.50% and 2.00%, for base rate loans.  The specific applicable interest margin is determined by, in each case, the percent of the borrowing base utilized at the time of the credit extension.  LIBOR loans of one, two and three months may be selected.  The commitment fee payable on the unused portion of our borrowing base is 0.50%, which fee accrues and is payable quarterly in arrears.

We also maintain a second lien credit agreement dated December 27, 2010 with Barclays Bank Plc, as agent, and the lender parties thereto,  including an affiliate of OCM GW Holdings, LLC (“Oaktree Holdings”), our largest stockholder (the “Second Lien Credit Agreement”).  The Second Lien Credit Agreement provides for a term loan, made to us in a single draw, in an aggregate principal amount of $175.0 million and matures on December 27, 2015.  As of March 31, 2012, we had a principal amount of $175.0 million outstanding, with a discount of $5.7 million using the estimated market value interest rate at the time of issuance, for a net reported balance of $169.3 million.

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

Our Credit Agreement and Second Lien Credit Agreement are secured by liens on substantially all of our assets, including the capital stock of our subsidiaries.  The liens securing the obligations under our Second Lien Credit Agreement are junior to those under our Senior Credit Agreement.  Unpaid interest is payable under our credit agreements as interim borrowings mature.

We utilize commodity price hedge instruments to minimize exposure to declining prices on our natural gas, crude oil and natural gas liquids production.  We use a series of swaps, put options and costless collars to accomplish our commodity hedging position.  We currently have 4.7 Bcfe of equivalent production hedged for 2012, consisting of 2.9 Bcf of natural gas hedges and 0.3 MBbl of crude oil hedges

at average floor prices of $5.00/Mmbtu and $98.58/Bbl, respectively.   We also have 1.0 Bcfe of equivalent production hedged for 2013, consisting of 0.2 MBbl of crude oil hedges at an average floor price of $101.25/Bbl.

Future Capital Requirements

        Our future natural gas, crude oil and natural gas liquids reserves and production, and therefore our cash flow and results of operations, are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves.  We intend to grow our reserves and production by further exploiting our existing property base through drilling opportunities identified in our resource plays in South, Southeast and East Texas and Colorado and in our conventional inventory, with activity in any particular area to be a function of market and field economics.  In the short term, due to the low natural gas price environment, and the superior economics from oil production, we will focus the majority of our capital expenditures on the development of our South and Southeast Texas crude oil and natural gas liquids rich prospect inventory.  We anticipate that acquisitions, including those of undeveloped leasehold interests, will continue to play a role in our business strategy as those opportunities arise from time to time.  While there are currently no unannounced agreements for the acquisition of any material businesses or assets, such transactions can be effected quickly and could occur at any time.

        We believe that our internally generated cash flow, combined with access to our Senior Credit Agreement, will be sufficient to meet the liquidity requirements necessary to fund our daily operations and planned capital development and to meet our debt service requirements for the next twelve months.  We currently plan to limit our 2012 capital expenditures to our forecasted cash flow from operations for the year; however, we do possess the capacity, through our Senior Credit Agreement, to increase and/or accelerate drilling on any particular area should we determine that market and project economics so warrant.  The vast majority of our planned capital expenditures for 2012 are on acreage that is currently held by existing production, therefore, we also possess the flexibility of reducing our capital expenditures, if deemed appropriate, without the risk of significant lease expirations.  Our ability to execute on our growth strategy will be determined, in large part, by our cash flow and the availability of debt and equity capital at that time.  Any decision regarding a financing transaction, and our ability to complete such a transaction, will depend on prevailing market conditions and other factors.  Our ability to continue to meet our liquidity requirements and execute on our growth strategy can be impacted by economic conditions outside of our control, such as commodity price volatility, which could, among other things, lead to a decline in the borrowing base under our Senior Credit Agreement in connection with a borrowing base redetermination.  In addition, if any lender under our credit agreement is unable to fund their commitment, our liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitment under our credit agreement.  In such case, we may be required to seek other sources of capital earlier than anticipated.  Restrictions in our credit agreements may impair our ability to access other sources of capital, and access to additional capital may not be available on terms acceptable to us or at all.  See Item 1A. “Risk Factors” and Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

        In May 2011, the FASB issued Accounting Standards Update No. 2011-04: “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  This accounting update clarifies application of fair value measurement and disclosure requirements and is effective for interim and annual periods beginning after

December 15, 2011. The adoption did not have a material impact on our financial position or results of operations.

        In December 2011, the FASB issued Accounting Standards Update No. 2011—11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities”. This accounting update requires that an entity disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The accounting update is effective for interim and annual periods beginning on or after January 1, 2013. We are currently evaluating the provisions of this accounting update and assessing the impact, if any, it may have on our financial position and results of operations.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are currently exposed to market risk primarily related to adverse changes in natural gas, crude oil and natural gas liquids prices. We use derivative instruments to manage our commodity price risk caused by fluctuating prices. We do not enter into derivative instruments for trading purposes. For information regarding our exposure to certain market risks, see Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” in our 2011 Annual Report and Note 5 – Derivative Instruments included in Part I. Item 1. Financial Statements of this Form 10-Q.

Commodity Price Risk

In the past we have entered into, and may in the future enter into, certain derivative arrangements with respect to portions of our natural gas, crude oil and natural gas liquids production, to reduce our sensitivity to volatile commodity prices.  We believe that these derivative arrangements, although not free of risk, allow us to achieve a more predictable cash flow and to reduce exposure to commodity price and interest rate fluctuations.  However, derivative arrangements limit the benefit of increases in the prices of natural gas, crude oil and natural gas liquids.  Moreover, our derivative arrangements apply only to a portion of our production and provide only partial protection against declines in commodity prices.  Such arrangements may expose us to risk of financial loss in certain circumstances.  We expect that the monthly volume of derivative arrangements will vary from time to time.  We continuously reevaluate our hedging program in light of increases in production, market conditions, commodity price forecasts, capital spending and debt service requirements.

At March 31, 2012, we had entered into swaps, put options and costless collars related to future natural gas and crude oil sales with a net fair value of $3.7 million.  A price increase of $1.00 per Bbl of crude oil would decrease the net fair value of our commodity derivatives by approximately $0.3 million.  A price increase of $0.10 per MMBtu for natural gas would decrease the net fair value of our commodity derivatives by approximately $0.2 million.

Interest Rate Risk

We are exposed to interest rate risk on debt with variable interest rates.  In the past we have entered into, and may in the future enter into, interest rate swap agreements.  Changes in interest rates affect the amount of interest we pay on borrowings under our Senior Credit Agreement and our Second Lien Credit Agreement.  At March 31, 2012, we did not have any outstanding interest rate swap agreements.  Assuming our current level of borrowings, a 100 basis point increase in the interest rates we pay under our Senior Credit Agreement would result in an increase of our interest expense by $0.5 million.

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

During the three months ended March 31, 2012, there has been no change to our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, these controls.

PART II.     OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2011 for a description of legal proceedings to which we are subject.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results.  The risks described in this report and in our previous filings with the Securities and Exchange Commission are not the only risks facing our company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of Crimson Common Stock from employee stock distributions to satisfy tax withholding obligations related to restricted stock which vested during the first quarter of 2012.  These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this item.

Period	Total Number of Shares Purchased (1)	Average price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Be Purchased Under the Plan or Programs
February 1-29, 2012	13,207	$3.22	13,207		(1)
March 1-31, 2012	14,229	$3.19	14,229		(1)
Total	27,436		27,436

(1)  Shares were withheld from employees to satisfy certain tax withholding obligations due in connection with grants of stock under our 2005 Stock Incentive Plan and other equity incentives.  Company policy and the 2005 Stock Incentive Plan provide for the withholding of shares to satisfy tax obligations.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.          MINE SAFETY DISCLOSURES

        None.

ITEM 5.          OTHER INFORMATION

We filed a Certificate of Elimination with the Secretary of State of the State of Delaware, which became effective on August 16, 2011.  The Certificate of Elimination served to remove all references to the Series I Convertible Preferred Stock, created by our filing of the Certificate of Designation, Preferences and Rights of the Series I Preferred Stock on October 25, 2010, and to return the shares that were designated to such series to the status of authorized but unissued shares of the Preferred Stock, without designation as to series.

The Certificate of Elimination is filed as exhibit 3.4 to this quarterly report on Form 10-Q and incorporated herein by reference. The foregoing summary of certain provisions of the Certificate of Elimination is qualified in its entirety by reference to such Certificate of Elimination.

ITEM 6.          EXHIBITS

Number	Description

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 5, 2005)

3.2	Bylaws of Crimson Exploration Inc. (incorporated by reference to Exhibit 3.7 to the Company’s Current Report on Form 8-K filed on July 5, 2005)

3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Appendix A to the Company’s Definitive Information Statement on Schedule 14C filed on August 18, 2006)

*3.4	Certificate of Elimination with Respect to Series I Convertible Preferred Stock of Crimson Exploration Inc. dated August 16, 2011

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 3.7 to the Company’s Current Report on Form 8-K filed on July 5, 2005)

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
Amended and Restated Employment Agreement between Crimson Exploration Inc. and A. Carl Isaac effective as of April 18, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 19, 2012)

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

CRIMSON EXPLORATION INC.
(Registrant)

Date:	May 9, 2012	By:	/s/ Allan D. Keel
Allan D. Keel
President and Chief Executive Officer

Date:	May 9, 2012	By:	/s/ E. Joseph Grady
E. Joseph Grady
Senior Vice President and Chief Financial Officer