Form 10-K/A
period 2011-12-31
CRIMSON EXPLORATION INC.
filed 2012-05-11
CIK 813779

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Crimson Exploration Inc. (the “Registrant”) is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on March 13, 2012 (the “Original Filing”), for the sole purpose of including the identification and signature of the independent public accounting firm on the Consent of Independent Registered Public Accounting Firm, filed as Exhibit 23.1.  The identification and signature were inadvertently omitted from the electronic version of Exhibit 23.1 filed with the Original Filing.  This Form 10-K/A amends and restates in its entirety Part IV of the Original Filing.

Pursuant to Rule 12b-13 under the Securities Exchange Act of 1934, currently dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are filed or furnished herewith, as applicable.

Except as described above, no other changes have been made to the Original Filing and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the Original Filing.  This Form 10-K/A should therefore be read in conjunction with the Original Filing.  This Form 10-K/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

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

3.3
Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Appendix A to the Company’s Definitive Information Statement on Schedule 14C filed August 18, 2006 File No. 000-21644)

3.4
Certificate of Elimination with Respect to Series I Convertible Preferred Stock of Crimson Exploration Inc. dated August 16, 2011 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 10-Q for the quarter ended March 31, 2012 File No. 001-12108)

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

***21.1	Significant Subsidiaries of the Registrant

*23.1	Consent of Grant Thornton LLP — Independent Registered Public Accounting Firm

***23.2	Consent of Netherland, Sewell & Associates, Inc.

***25.1	Power of Attorney (included on signature page)

*31.1	Certification of Chief Executive Officer pursuant to Exchange Rule 13a-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Exchange Rule 13a-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Chief Executive Officer pursuant to 18.U.S.C Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Chief Financial Officer pursuant to 18.U.S.C Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

***99.1
Estimate of Reserves and Future Revenue to the Crimson Exploration Inc. Interest in Certain Oil and Gas Properties located in the United States and in the Gulf of Mexico as of December 31, 2011 provided by Netherland, Sewell and Associates, Inc.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES. (CONTINUED)

Number	Description

***101.INS	XBRL Instance Document

***101.SCH	XBRL Schema Document

***101.CAL	XBRL Calculation Linkbase Document

***101.LAB	XBRL Labels Linkbase Document

***101.PRE	XBRL Presentation Linkbase Document

***101.DEF	XBRL Definition Linkbase Document

*	Filed herewith
**	Furnished herewith
***	Filed with our Annual Report on Form 10-K for the year ended December 31, 2011, as originally filed on March 13, 2012
#	Denotes management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRIMSON EXPLORATION INC.

Date:	May 11, 2012	By	/s/ Allan D. Keel
Allan D. Keel, President

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

3.       Use of Estimates

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