Form 10-Q
period 2013-03-31
CRIMSON EXPLORATION INC.
filed 2013-05-08
CIK 813779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

On May 2, 2013, there were 46,623,161 shares outstanding of the registrant’s Common Stock, par value $0.001.

FORM 10-Q

CRIMSON EXPLORATION INC.

FOR THE QUARTER ENDED MARCH 31, 2013

PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CRIMSON EXPLORATION INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2013	2012
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$—	$—
Accounts receivable, net of allowance of $568,429 and $525,556, respectively	12,215,741	11,726,078
Prepaid expenses	811,937	844,495
Derivative instruments	23,203	1,892,744
Deferred tax asset, net	10,854,534	10,361,157
Total current assets	23,905,415	24,824,474

PROPERTY AND EQUIPMENT
Oil and gas properties (successful efforts method of accounting)	750,422,487	740,070,145
Other property and equipment	3,036,873	3,061,635
Accumulated depreciation, depletion and amortization	(454,996,621)	(442,304,300)
Total property and equipment, net	298,462,739	300,827,480

NONCURRENT ASSETS
Deposits	34,743	34,743
Debt issuance cost	960,325	1,056,272
Derivative instruments	211,210	67,261
Deferred tax asset, net	43,801,070	41,810,159
Total noncurrent assets	45,007,348	42,968,435

TOTAL ASSETS	$367,375,502	$368,620,389

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$31,939,209	$31,127,671
Accrued liabilities	9,616,158	6,680,843
Asset retirement obligations	738,428	876,774
Derivative instruments	136,373	—
Total current liabilities	42,430,168	38,685,288

NONCURRENT LIABILITIES
Long-term debt	238,589,148	239,368,865
Asset retirement obligations	10,236,482	10,152,432
Derivative instruments	21,026	—
Other noncurrent liabilities	559,349	571,687
Total noncurrent liabilities	249,406,005	250,092,984

Total liabilities	291,836,173	288,778,272

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock (par value $0.001; 200,000,000 shares authorized; 46,874,484 and 46,259,009 shares issued and 46,606,703 and 46,063,822 shares outstanding as of March 31, 2013 and December 31, 2012, respectively)	46,874	46,259
Additional paid-in capital	246,669,871	246,007,941
Retained deficit	(170,074,924)	(165,343,525)
Treasury stock (at cost, 267,781 and 195,187 shares as of March 31, 2013 and December 31, 2012, respectively)	(1,102,492)	(868,558)
Total stockholders’ equity	75,539,329	79,842,117

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$367,375,502	$368,620,389

The Notes to the Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012

OPERATING REVENUES
Crude oil sales	$16,093,396	$16,892,614
Natural gas sales	6,002,675	7,069,114
Natural gas liquids sales	1,998,863	2,724,851
Total operating revenues	24,094,934	26,686,579

OPERATING EXPENSES
Lease operating expenses	3,262,127	4,637,385
Production and ad valorem taxes	1,688,742	1,408,741
Exploration expenses	117,481	300,696
Depreciation, depletion and amortization	12,839,720	14,462,062
Impairment of oil and gas properties	817,738	676,474
General and administrative	4,314,334	4,771,457
Gain on sale of assets	(6,384)	(8,900)
Total operating expenses	23,033,758	26,247,915

INCOME FROM OPERATIONS	1,061,176	438,664

OTHER INCOME (EXPENSE)
Interest expense	(6,283,737)	(6,245,182)
Other income (expense) and financing costs	(119,402)	(242,743)
Unrealized loss on derivative instruments	(1,882,990)	(525,633)
Total other income (expense)	(8,286,129)	(7,013,558)

LOSS BEFORE INCOME TAXES	(7,224,953)	(6,574,894)

Income tax benefit	2,493,554	2,175,809

NET LOSS	$(4,731,399)	$(4,399,085)

NET LOSS PER SHARE
Basic	$(0.11)	$(0.10)
Diluted	$(0.11)	$(0.10)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	44,389,522	43,976,950
Diluted	44,389,522	43,976,950

The Notes to the Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)

	NUMBER OF SHARES OF		ADDITIONAL			TOTAL
	COMMON STOCK	COMMON STOCK	PAID-IN CAPITAL	RETAINED DEFICIT	TREASURY STOCK	STOCKHOLDERS’ EQUITY
BALANCE, DECEMBER 31, 2012	46,063,822	$46,259	$246,007,941	$(165,343,525)	$(868,558)	$79,842,117
Current period net loss	—	—	—	(4,731,399)	—	(4,731,399)
Share-based compensation	615,475	615	661,930	—	—	662,545
Treasury stock	(72,594)	—	—	—	(233,934)	(233,934)
BALANCE, MARCH 31, 2013	46,606,703	$46,874	$246,669,871	$(170,074,924)	$(1,102,492)	$75,539,329

The Notes to the Consolidated Financial Statements are an integral part of this statement.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,731,399)	$(4,399,085)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	12,839,720	14,462,062
Asset retirement obligations	(179,601)	121,042
Stock compensation expense	662,545	532,311
Amortization of financing costs and discounts	418,391	385,585
Deferred income taxes	(2,484,288)	(2,175,809)
Impairment of unproved oil and gas properties	817,738	676,474
Gain on sale of assets	(6,384)	(8,900)
Unrealized loss on derivative instruments	1,882,990	525,633
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(489,663)	175,929
Decrease (increase) in prepaid expenses	32,558	(235,151)
Increase (decrease) in accounts payable and accrued liabilities	3,734,515	(9,521,713)
Net cash provided by operating activities	12,497,122	538,378

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,167,412)	(32,675,599)
Sale of assets	6,384	8,900
Net cash used in investing activities	(11,161,028)	(32,666,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	(37,215,089)	(43,293,956)
Proceeds from debt	36,112,929	75,503,103
Proceeds from issuance of common stock	—	6,952
Purchase of treasury stock	(233,934)	(87,778)
Net cash provided by (used in) financing activities	(1,336,094)	32,128,321

INCREASE IN CASH AND CASH EQUIVALENTS	—	—

CASH AND CASH EQUIVALENTS,
Beginning of period	—	—

CASH AND CASH EQUIVALENTS,
End of period	$—	$—

Cash paid for interest	$5,870,267	$5,833,170
Cash paid for income taxes	$—	$—

The Notes to the Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           ORGANIZATION AND NATURE OF OPERATIONS

Crimson Exploration Inc., together with its subsidiaries, (“Crimson”, “we”, “our”, “us”) is an independent energy company engaged in the exploitation, exploration, development and acquisition of natural gas and crude oil properties.  Our operating areas include the onshore U.S. Gulf Coast, South Texas, East Texas, Southeast Texas and Colorado regions, which are generally characterized by high rates of return in known, prolific producing trends.  We have expanded our strategic focus to include longer reserve life resource plays that we believe provide significant long-term growth potential in multiple formations.  We are also focusing on further developing our oil/liquid weighted assets.

2.           BASIS OF PRESENTATION

Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles (“GAAP”) for complete annual financial statements.  The accompanying consolidated financial statements at March 31, 2013 (unaudited) and December 31, 2012 and for the three months ended March 31, 2013 (unaudited) and 2012 (unaudited) contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows for such periods.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

The accompanying consolidated financial statements include Crimson Exploration Inc. and its wholly-owned subsidiaries: Crimson Exploration Operating, Inc. and LTW Pipeline Co.  All material intercompany transactions and balances are eliminated upon consolidation.  Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

New Accounting Standards Adopted in 2013

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” ASU 2011-11.  This accounting update requires that an entity disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  This accounting update was adopted on January 1, 2013 and the adoption did not have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01— “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”.  The main objective in developing this update is to address implementation issues about the scope of ASU No. 2011-11.  This ASU clarifies the scope of the offsetting disclosures and addresses any unintended consequences.  The scope of Update

2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.  This ASU is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods.  An entity should provide the required disclosures retrospectively for all comparative periods presented.  This ASU was adopted on January 1, 2013 and the adoption did not have a material impact on our financial position or results of operations.

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

Derivative Instruments.  Our derivative instruments consist of variable to fixed price commodity swaps and costless collars.  The fair value measurement of our unrealized commodity price instruments were obtained from financial institutions and adjusted for non-performance risk, and were evaluated for accuracy using our hedge agreements and future commodity curves.  Differences between management’s calculation and that of the financial institutions were evaluated for reasonableness.  See Note 5 — “Derivative Instruments” for further information.

Impairments.  We test oil and gas properties for impairment when events and circumstances indicate a decline in the recoverability of the carrying value of such properties, such as a downward revision of the reserve estimates or lower commodity prices.  We estimate the future cash flows expected in connection with the properties and compare such future cash flows to the carrying amounts of the properties to determine if the carrying amounts are recoverable.  The factors used to determine fair value include, but are not limited to, estimates of proved and probable reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties.  Additionally, we may use appropriate market data to determine fair value.  Because these significant fair value inputs are typically not observable, we classify impairments of long-lived assets as a Level 3 fair value measure.  See Note 6 – “Oil and Gas Properties” for further information.

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

Fair value information related to our derivative instruments measured at fair value on a recurring basis was as follows at March 31, 2013:

	Total	Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3
Derivatives
Commodity price contracts (assets)	$234,413	$—	$234,413	$—
Commodity price contracts (liabilities)	(157,399)	—	(157,399)	—
Total	$77,014	$—	$77,014	$—

At March 31, 2013, we did not measure assets or liabilities at fair value on a non-recurring basis.

Fair value information for related to our derivative instruments measured at fair value was as follows at December 31, 2012:

	Total	Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3
Derivatives
Commodity price contracts	$1,960,005	$—	$1,960,005	$—

5.           DERIVATIVE INSTRUMENTS

At the end of each reporting period we record on our balance sheet the mark-to-market valuation of our derivative instruments.  We recorded net assets for derivative instruments of $77,014 and $2.0 million at March 31, 2013 and December 31, 2012, respectively.  As a result of these agreements, we recorded non-cash unrealized losses for unsettled contracts of $1.9 million and $0.5 million for the three months ended March 31, 2013 and 2012, respectively.  The estimated change in fair value of the derivatives is reported in other income (expense) as unrealized gain (loss) on derivative instruments.  The realized gain (loss) on derivative instruments is included in crude oil, natural gas and natural gas liquids sales for our commodity price hedges.

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

We use a mix of commodity swaps and costless collars to accomplish our hedging strategy.  Derivative assets and liabilities with the same counterparty, subject to contractual terms which provide for net settlement, are reported on a net basis on our consolidated balance sheets.  We have exposure to financial institutions in the form of derivative transactions in connection with our hedges.  These transactions are with counterparties in the financial services industry, and specifically with members of our bank group.  These transactions could expose us to credit risk in the event of default of our counterparties.  We believe our counterparty risk is low in part because of the offsetting relationship we have with each of our counterparties provided for in our senior secured revolving credit agreement and various hedge contracts.  See Note 4 — “Fair Value Measurements” for further information.

The following derivative contracts were in place at March 31, 2013:

Crude Oil		Volume/Month	Price/Unit	Fair Value
Apr 2013-Dec 2013	Swap	14,000 Bbls	$101.25 (1)	$559,262
Apr 2013-Dec 2013	Swap	9,000 Bbls	109.13 (2)	90,989
Apr 2013-Jun 2013	Swap	6,000 Bbls	108.35 (2)	(21,678)
Apr 2013-Dec 2013	Swap	6,000 Bbls	107.10 (2)	(48,805)
Apr 2013-Jun 2013	Swap	7,000 Bbls	104.80 (2)	(99,799)
Jul 2013-Sep 2013	Swap	6,000 Bbls	103.47 (2)	(82,032)
Oct 2013-Dec 2013	Swap	3,000 Bbls	102.30 (2)	(36,529)
Jan 2014-Dec 2014	Swap	7,500 Bbls	102.10 (2)	(79,460)
Jan 2014-Jun 2014	Swap	2,000 Bbls	108.07 (2)	45,665
Jan 2014-Dec 2014	Swap	6,000 Bbls	106.40 (2)	236,162

Natural Gas
Apr 2013-Jun 2013	Collar	50,000 Mmbtu	Put $3.75-$4.00 Call (3)	(12,110)
Apr 2013-Dec 2013	Collar	75,000 Mmbtu	Put $3.00-$4.25 Call (3)	(127,094)
Apr 2013-Dec 2013	Collar	75,000 Mmbtu	Put $3.25-$4.00 Call (3)	(185,288)
Apr 2013-Dec 2013	Collar	35,000 Mmbtu	Put $3.75-$4.21 Call (3)	(33,805)
Apr 2013-Dec 2013	Swap	70,000 Mmbtu	$4.02 (3)	(53,207)
Apr 2013-Dec 2014	Collar	42,500 Mmbtu	Put $3.75-$4.60 Call (3)	(42,669)
Apr 2013-Dec 2014	Collar	42,500 Mmbtu	Put $3.50-$5.00 Call (3)	(32,588)

	Total net fair value of derivative instruments			$77,014

(1)	Commodity derivative based on West Texas Intermediate crude oil
(2)	Commodity derivative based on Brent crude oil
(3)	Commodity derivatives based on Henry Hub NYMEX natural gas prices

The following table details the effect of derivative contracts on the Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, respectively:

		Amount of Gain or (Loss) Recognized in Income
	Location of Gain or (Loss)	Three months ended March 31,
Contract Type	Recognized in Income	2013	2012
Crude oil contracts	Crude oil sales	$(207,269)	$(161,597)
Natural gas contracts	Natural gas sales	144,325	1,535,460
	Realized (loss) gain	$(62,944)	$1,373,863

Crude oil contracts	Unrealized (loss) gain on derivative instruments	$(809,413)	$(1,532,130)
Natural gas contracts	Unrealized (loss) gain on derivative instruments	(1,073,577)	1,006,497
	Unrealized loss	$(1,882,990)	$(525,633)

Balance Sheet Presentation

Our derivatives are presented on a net basis in derivative instruments on the Consolidated Balance Sheets.  The following summarizes the fair value of derivatives outstanding on a gross and net basis:

	March 31, 2013
	Gross	Netting (1)	Total
Assets:
Commodity derivatives	$932,078	$(697,665)	$234,413
Liabilities:
Commodity derivatives	855,064	(697,665)	157,399

	December 31, 2012
	Gross	Netting (1)	Total
Assets:
Commodity derivatives	$2,206,705	$(246,700)	$1,960,005
Liabilities:
Commodity derivatives	246,700	(246,700)	—

(1)	Represents counterparty netting under agreements governing such derivatives

6.           OIL AND GAS PROPERTIES

The following table sets forth the composition of impairment and abandonment expenses:

	Three months ended March 31,
	2013	2012
Impairment and abandonment of unproved properties	$817,738	$676,474

2013 Asset Impairments. Non-cash impairments of unproved properties include $0.8 million related to individually insignificant acreage.  There were no impairments or abandonments of proved properties.

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

Beginning January 1, 2013 liability	$11,029,206
Accretion expense	122,638
Liabilities incurred	2,667
Liabilities settled	(179,601)
Revisions	—
Ending March 31, 2013 liability	$10,974,910

8.           DEBT

We maintain a senior secured revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”), as agent, and the lender parties thereto (the “Senior Credit Agreement”) that matures on May 31, 2015.  The borrowing base, currently set at $100 million, is based on our current proved crude oil and natural gas reserves, and is subject to semi-annual redeterminations, although our lenders may elect to make one additional unscheduled redetermination between scheduled redetermination dates.  The next borrowing base redetermination under our Senior Credit Agreement is scheduled for May 1, 2013.  We have started discussions with our agent bank on the scheduled redetermination, but may not finalize these discussions prior to filing this quarterly report on Form 10-Q with the SEC.  As part of this process, our agent bank has recommended affirmation of the $100 million borrowing base to the lender group.  Based on our discussions, we are optimistic that the borrowing base will be reaffirmed at $100 million.  As of March 31, 2013, we had $68.1 million outstanding, with availability of $31.9 million, under our Senior Credit Agreement.

We also maintain a second lien credit agreement dated December 27, 2010 with Barclays Bank Plc, as agent, and the lender parties thereto, including an affiliate of OCM GW Holdings, LLC (“Oaktree Holdings”), our largest stockholder (the “Second Lien Credit Agreement”).  The Second Lien Credit Agreement provides for a term loan, which was made to us in a single draw in an aggregate principal amount of $175.0 million that matures on December 27, 2015.  As of March 31, 2013, we had a principal amount of $175.0 million outstanding, with a discount of $4.4 million using the estimated market value interest rate at the time of issuance, for a net reported balance of $170.6 million.  The Senior Credit Agreement and the Second Lien Credit Agreement (the “Credit Agreements”) are secured by liens on substantially all of our assets, as well as security interests in the stock of our subsidiaries.  The liens securing the Second Lien Credit Agreement are junior to those securing the Senior Credit Agreement.  Interest is payable on the Credit Agreements as interim borrowings mature.

The Credit Agreements include usual and customary affirmative and negative covenants for credit facilities of their respective types and sizes, including, among others, limitations on liens, hedging, mergers, asset sales or dispositions, payments of dividends, incurrence of additional indebtedness, certain leases and investments outside of the ordinary course of business, as well as events of default.  The Credit Agreements also contain certain financial covenants.  See Note 9 of our Annual Report on Form 10-K for the year ended December 31, 2012 for a more detailed description of our Credit Agreements and the covenants under the Credit Agreements.  At March 31, 2013, we were in compliance with the covenants.

9.           STOCKHOLDERS’ EQUITY

In the three months ended March 31, 2013, 417,252 shares of restricted Common Stock vested, of which 72,594 shares were withheld by us to satisfy the employees’ tax liability resulting from the vesting of these shares, with the remaining shares being distributed to the employees and directors.  Discretionary grants of 642,000 shares of unvested restricted Common Stock were made to our employees during the three months ended March 31, 2013 as incentive-based equity compensation under the 2005 Stock Incentive Plan.

In the three months ended March 31, 2012, 193,228 shares of restricted Common Stock vested, of which 27,436 shares were withheld by us to satisfy the employees’ tax liability resulting from the vesting of these shares, with the remaining shares being distributed to the employees and directors.  During the three months we also issued 2,897 shares pursuant to stock option exercises.  Discretionary grants of 948,000 shares of unvested restricted Common Stock were made to our employees during the three months ended March 31, 2013 as incentive-based equity compensation under the 2005 Stock Incentive Plan.  We also granted 4,000 shares of restricted Common Stock during such period to new employees as part of their compensation package.

10.         INCOME TAXES

Income tax benefit for the three months ended March 31, 2013 was $2.5 million compared to income tax benefit of $2.2 million for the three months ended March 31, 2012.  The quarterly income tax provision is based on our estimate of the effective tax rate expected to be applicable for the full year.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences net of a tax-adjusted $13.3 million valuation allowance.  The amount of the deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

11.         RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Not Yet Adopted

In February 2013, the FASB issued ASU No. 2013-04— “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date”.  The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP.  Examples of obligations within the scope of this update include debt arrangements, other contractual obligations, and settled litigation and judicial rulings.  U.S. GAAP does not include specific guidance on accounting for such obligations with joint and several liability, which has resulted in diversity in practice.  The accounting update is effective for interim and annual periods beginning after December 15, 2013.  We are currently evaluating the provisions of this accounting update and assessing the impact, if any, it may have on our financial position and results of operations.

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

12.         SUBSEQUENT EVENT

On April 30, 2013, Crimson Exploration Inc. ("Crimson") and Contango Oil & Gas Company ("Contango") jointly announced that they have signed a merger agreement for an all-stock transaction pursuant to which Crimson would become a wholly owned subsidiary of Contango.  Upon consummation of the merger, each share of Crimson stock will be converted into 0.08288 shares of Contango stock resulting in Crimson stockholders owning 20.3% of the post-merger Contango.

Following the merger, the combined company will be a premier Houston-based independent oil and gas company with a balanced offshore Gulf of Mexico ("GoM") and onshore Texas production profile.  The combined company will offer a deep inventory of high-impact GoM prospects complemented by Crimson's onshore oil and natural gas liquids-focused, lower-risk unconventional resource positions in several prolific plays.  Pro forma for the merger, the combined companies’ net daily production for the quarter ending March 31, 2013 would be approximately 101 Mmcfe (31% oil and natural gas liquids) and total proved reserves are estimated to be approximately 312 Bcfe (31% oil and natural gas liquids), based on SEC pricing at March 31, 2013.  Pro forma PV-10 of the estimated proved reserves of the combined company would be approximately $932.5 million.  The enhanced size and scale of the combined company and its conservatively capitalized balance sheet will position it to implement an accelerated oil and natural gas liquids-focused drilling program.

Crimson stockholders will receive per-share consideration consisting of 0.08288 shares of Contango common stock for each Crimson share.  Based on Contango’s closing stock price on April 29, 2013, this transaction represents an implied price per share for Crimson of $3.19, a premium of approximately 8% percent to the most recent closing price of Crimson common stock.  Aggregate consideration in the transaction is approximately $390 million based on the assumed issuance of approximately 3.9 million shares of Contango common stock and the assumption by Contango of approximately $244 million of long-term debt of Crimson.

The merger is subject to the approval of the stockholders of both Contango and Crimson as well as customary closing conditions.  The Estate of Kenneth R. Peak, Brad Juneau, members of the management teams of Contango and Crimson, and affiliates of Oaktree Capital Management (Crimson’s largest stockholder) have all entered into voting agreements in support of the transaction.  The merger is expected to close in the third quarter of 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q (this “Report”)and with the consolidated financial statements, notes and management’s discussion and analysis reported on our Annual Report on Form 10-K for the year ended December 31, 2012. Statements in this discussion may be forward-looking.  These forward-looking statements involve risks and uncertainties, some of which are beyond our control.

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

We caution that a number of risks and uncertainties could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us on our behalf.  Risks and uncertainties that could cause or contribute to such differences include, without limitation, those factors discussed in “ITEM 1A. Risk Factors” contained in our Annual Report filed on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission.

We caution you that the forward-looking statements contained in this Report are not guarantees of future performance, and we cannot assure you that those statements will be realized or the forward-looking events and circumstances will occur.  All forward-looking statements speak only as of the respective dates thereof.

We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, except as required by law.  These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Overview

We are an independent energy company engaged in the exploitation, exploration, development and acquisition of crude oil and natural gas properties.  Our operating areas include the onshore U.S. Gulf Coast, Texas and Colorado regions, which are generally characterized by high rates of return in known, prolific producing trends.  We have shifted our strategic focus to include longer reserve life resource plays in Southeast Texas (the Woodbine oil play) and South Texas (the Eagle Ford Shale and Buda oil plays).  We believe these plays provide significant long-term growth potential from multiple formations.  Additionally, we have producing properties in the Denver Julesburg Basin (“DJ Basin”) in Weld and Adams counties in Colorado, which we believe may be prospective in the Niobrara Shale oil play.  Until we see improvement in natural gas prices, we will focus our drilling activity predominantly on further developing our oil and liquids-rich assets.

Results of Operations

The following is a discussion of our consolidated results of operations, financial condition and capital resources. You should read this discussion in conjunction with our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

         Comparative results of operations for the periods indicated are discussed below.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues

	Three months ended March 31,
	2013	2012	Change	Percent Change
Product revenues:	(in millions, except percentages)
Crude oil sales	$16.1	$16.9	$(0.8)	-4.7%
Natural gas sales	6.0	7.1	(1.1)	-15.5%
Natural gas liquids sales	2.0	2.7	(0.7)	-25.9%
Product revenues	$24.1	$26.7	$(2.6)	-9.7%

Crude Oil, Natural Gas and Natural Gas Liquids Sales.  Revenues from the sale of crude oil, natural gas and natural gas liquids, net of the realized effects of our commodity price hedging instruments, were $24.1 million for the first quarter of 2013 compared to $26.7 million for the first quarter of 2012.  The decrease results from a 7.4% decrease in equivalent production volumes and a 2.5% decrease in realized equivalent prices.  The decrease in equivalent production volumes was primarily from an approximate 16% decrease in natural gas production while the decrease in equivalent realized prices was primarily from a 44% decrease in natural gas liquids realizations.

Production

	Three months ended March 31,
	2013	2012	Change	Percent Change
Sales volumes:
Crude oil (Bbl)	153,042	158,633	(5,591)	-3.5%
Natural gas (Mcf)	1,824,552	2,164,125	(339,573)	-15.7%
Natural gas liquids (Bbl)	81,723	62,536	19,187	30.7%
Natural gas equivalents (Mcfe) (1)	3,233,142	3,491,139	(257,997)	-7.4%
% Crude oil and natural gas liquids	43.6%	38.0%		5.6%

(1)
Equivalent volumes are based upon one barrel of crude oil or natural gas liquids equivalent to 6 Mcf of natural gas based on an approximation of equivalent energy content but are not equivalent in value

Quarterly production was approximately 3.2 Bcfe for the first quarter of 2013 compared to approximately 3.5 Bcfe for the first quarter of 2012.  On a daily basis, we produced an average of 35,924 Mcfe for the first quarter of 2013 compared to an average of 38,364 Mcfe for the first quarter of 2012, a decrease primarily due to our continued transition to drilling higher value, lower rate (on an equivalent basis) oil and liquids-rich projects in the Eagle Ford and Woodbine formations, compared to the higher rate dry natural gas wells previously pursued in the Haynesville/Mid-Bossier formations in East Texas.

Average Sales Prices

	Three months ended March 31,
	2013	2012	Change	Percent Change
Average sales prices (before hedging):
Crude oil (Bbl)	$106.51	$107.51	$(1.00)	-0.9%
Natural gas (Mcf)	3.21	2.56	0.65	25.4%
Natural gas liquids (Bbl)	24.46	43.57	(19.11)	-43.9%
Natural gas equivalents (Mcfe)	7.47	7.25	0.22	3.0%

	Three months ended March 31,
	2013	2012	Change	Percent Change
Average sales prices (after hedging):
Crude oil (Bbl)	$105.16	$106.49	$(1.33)	-1.2%
Natural gas (Mcf)	3.29	3.27	0.02	0.6%
Natural gas liquids (Bbl)	24.46	43.57	(19.11)	-43.9%
Natural gas equivalents (Mcfe)	7.45	7.64	(0.19)	-2.5%

Crude oil, natural gas and natural gas liquids prices are reported net of the realized effects of our hedging agreements.  We realized gains of $0.1 million on natural gas hedges and losses of $0.2 million on crude oil hedges in the first quarter of 2013, compared to realized gains of $1.5 million for natural gas hedges and losses of $0.2 million for crude oil hedges in the first quarter of 2012.  The decrease in realized hedging results for 2013 was due to the expiration in 2012 of more favorable natural gas hedges put in place during a higher commodity price environment in January 2011.

Costs and Expenses

	Three months ended March 31,
	2013	2012	Change	Percent Change
Selected Operating Expenses:	(in millions, except percentages)
Lease operating expenses	$3.3	$4.6	$(1.3)	-28.3%
Production and ad valorem taxes	1.7	1.4	0.3	21.4%
Exploration expenses	0.1	0.3	(0.2)	-66.7%
General and administrative (1)	3.7	4.2	(0.5)	-11.9%
Cash operating expenses	8.8	10.5	(1.7)	-16.2%
Depreciation, depletion & amortization	12.8	14.5	(1.7)	-11.7%
Share-based compensation (1)	0.7	0.5	0.2	40.0%
Selected operating expenses (2)	$22.3	$25.5	$(3.2)	-12.5%

(2)	Total general and administrative costs on the Consolidated Statements of Operations include share-based compensation
(3)	Exclusive of impairments, abandonments and sales of assets

	Three months ended March 31,
	2013	2012	Change	Percent Change
Selected Operating Expenses ($ per Mcfe):
Lease operating expenses	$1.01	$1.33	$(0.32)	-24.1%
Production and ad valorem taxes	0.52	0.40	0.12	30.0%
Exploration expenses	0.04	0.09	(0.05)	-55.6%
General and administrative (1)	1.13	1.21	(0.08)	-6.6%
Cash operating expenses	2.70	3.03	(0.33)	-10.9%
Depreciation, depletion & amortization	3.97	4.14	(0.17)	-4.1%
Share-based compensation (1)	0.20	0.15	0.05	33.3%
Selected operating expenses ($ per Mcfe) (2)	$6.87	$7.32	$(0.45)	-6.1%

(1)	Total general and administrative costs on the Consolidated Statements of Operations include share-based compensation
(2)	Exclusive of impairments, abandonments and sales of assets

Lease Operating Expenses.  Lease operating expenses for the first quarter of 2013 were $3.3 million ($1.01 per Mcfe) compared to $4.6 million ($1.33 per Mcfe) in the first quarter of 2012, a decrease resulting from lower workover costs.

Production and Ad Valorem Tax Expenses.  Production and ad valorem tax expenses for the first quarter of 2013 were $1.7 million compared to $1.4 million for the first quarter of 2012, an increase primarily due to a higher percentage of taxable production.

Depreciation, Depletion and Amortization (“DD&A”).  DD&A expense for the first quarter of 2013 was $12.8 million compared to $14.5 million for the first quarter of 2012.

Impairment of Oil and Gas Properties.  Non-cash impairment of oil and gas properties for the first quarter of 2013 was $0.8 million compared to $0.7 million for the first quarter of 2012.  The impairments were the result of amortization of unproved properties.

General and Administrative (“G&A”) Expenses.  Total G&A expenses were $4.3 million ($1.33 per Mcfe) for the first quarter of 2013 compared to $4.8 million ($1.37 per Mcfe) for the first quarter of 2012, which includes non-cash stock expense of $0.7 million ($0.20 per MCFE) and $0.5 million ($0.15 per Mcfe) for the first three months of 2013 and 2012, respectively.  Cash G&A expenses decreased primarily due to lower personnel and facility costs.

Interest Expense.  Interest expense was $6.3 million for the first quarter of 2013 compared to $6.2 million for the first quarter of 2012.

Other Income (Expense) and Financing Cost.  Other income (expense) and financing cost was $0.1 million for the first quarter 2013 compared to $0.2 million for the first quarter of 2012.  These expenses consist primarily of the amortization of capitalized costs associated with our credit facilities and commitment fees related to the undrawn availability under our revolving credit agreement.

Unrealized Loss on Derivative Instruments.  The non-cash unrealized loss on derivative instruments for the first quarter of 2013 was $1.9 million compared to $0.5 million for the first quarter of 2012.  The unrealized gain or loss is the change in the mark-to-market exposure under our commodity price hedging contracts.  Unrealized gain or loss will vary period to period, and will be a function of the hedges in place, the strike prices of those hedges and the forward price curve of the commodities being hedged.

Income Taxes.  Our net loss before taxes was $7.2 million for the first quarter of 2013 compared to $6.6 million in the first quarter of 2012.  After adjusting for permanent tax differences, we recorded an income tax benefit of $2.5 million for the first quarter of 2013, compared to $2.2 million for the first quarter of 2012.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences net of a previously recorded tax-adjusted $13.3 million valuation allowance.  The amount of the deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

Liquidity and Capital Resources

Our primary cash requirements are for capital expenditures (including acquisitions), working capital, operating expenses and principal and interest payments on indebtedness.  Our primary sources of liquidity are cash generated by operations, net of the realized effect of our hedging agreements, and amounts available to be drawn under our revolving credit facility.  To the extent our cash requirements exceed our sources of liquidity, we will be required to fund our cash requirements through other means, such as through debt and equity financing activities or asset monetizations, or reduce our capital expenditures.

Liquidity and Cash Flow

Our working capital deficit was $18.5 million as of March 31, 2013, compared to a working capital deficit of $13.9 million as of December 31, 2012.  The following table provides the components and changes in working capital as of March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012	Change
Current assets	(in millions, except percentages)
Accounts receivable, net	$12.2	$11.7	$0.5
Prepaid expenses	0.8	0.8	—
Derivative instruments	—	1.9	(1.9)
Deferred tax asset, net	10.9	10.4	0.5
Total current assets	23.9	24.8	(0.9)

Current liabilities
Accounts payable and accrued liabilities (1)	41.6	37.8	3.8
Asset retirement obligations	0.7	0.9	(0.2)
Derivative instruments	0.1	—	0.1
Total current liabilities	42.4	38.7	3.7

Working capital (deficit)	$(18.5)	$(13.9)	$(4.6)

(1)	Reflects impact of timing of capital expenditures payable.

The table below summarizes certain measures of liquidity and capital expenditures, as well as our sources of capital from internal and external sources, for the three months ended March 31, 2013 and 2012, respectively.

	Three months ended March 31,
	2013	2012
Financial Measures	(in millions)
Net cash provided by operating activities	$12.5	$0.5
Net cash used in investing activities	(11.2)	(32.6)
Net cash provided by (used in) financing activities	(1.3)	32.1
Cash and cash equivalents	—	—

During the three months ended March 31, 2013 the net cash provided by operating activities before changes in working capital decreased to $9.2 million, from $10.1 million for the first three months of 2012, primarily due to slightly lower revenue.

Net cash used in investing activities consisted primarily of capital expenditures on oil and gas drilling projects and leasehold acquisitions.

Net cash used in financing activities, which consisted primarily of net borrowings (repayments) on our revolving credit agreement, was $1.3 million for the three months ended March 31, 2013 compared to net cash provided by financing activities of $32.1 million for the three months ended March 31, 2012, a decrease primarily due to the 2012 reduction of the working capital deficit at December 31, 2011.

See the Consolidated Statements of Cash Flows for further details.

Capital Resources

We maintain a senior secured revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”), as agent, and the lender parties thereto (the “Senior Credit Agreement”) that matures on May 31, 2015.  The borrowing base currently set at $100 million, is based on our current proved crude oil and natural gas reserves, and is subject to semi-annual redeterminations, although our lenders may elect to make one additional unscheduled redetermination between scheduled redetermination dates.  The next borrowing base redetermination under our Senior Credit Agreement is scheduled for May 1, 2013.  We have started discussions with our agent bank on the scheduled redetermination, but may not finalize these discussions prior to filing this quarterly report on Form 10-Q with the SEC.  As part of this process, our agent bank has recommended affirmation of the $100 million borrowing base to the lender group.  Based on our discussions, we are optimistic that the borrowing base will be reaffirmed at $100 million.  The credit agreement also provides for the issuance of letters-of-credit up to a $5.0 million sub-limit.  As of March 31, 2013, we had $68.1 million outstanding, with availability of $31.9 million under our Senior Credit Agreement.

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

We also maintain a second lien credit agreement dated December 27, 2010 with Barclays Bank Plc, as agent, and the lender parties thereto, including an affiliate of OCM GW Holdings, LLC (“Oaktree Holdings”), our largest stockholder (the “Second Lien Credit Agreement”).  The Second Lien Credit Agreement provides for a term loan, made to us in a single draw, in an aggregate principal amount of $175.0 million and matures on December 27, 2015.  As of March 31, 2013, we had a principal amount of $175.0 million outstanding, with a discount of $4.4 million using the estimated market value interest rate at the time of issuance, for a net reported balance of $170.6 million.

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

We utilize commodity price hedge instruments to minimize exposure to declining prices on our natural gas, crude oil and natural gas liquids production.  We use a series of swaps and costless collars to accomplish our commodity hedging position.  We currently have 5.2 Bcfe of equivalent production hedged for the remainder of 2013, consisting of 3.2 Bcf of natural gas hedges at NYMEX prices, 201 MBbl of crude oil hedges at Brent prices and 126 MBbl of crude oil hedges at WTI prices.  We also have 2.0 Bcfe of equivalent production hedged for 2014, consisting of 174 MBbl of crude oil hedges at Brent prices and 1.0 Bcf of natural gas hedges at NYMEX prices.

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

        We believe that our internally generated cash flow, combined with access to our Senior Credit Agreement, will be sufficient to meet the liquidity requirements necessary to fund our daily operations, planned capital development and debt service requirements for the next twelve months.  We currently plan to limit our 2013 capital expenditures to our forecasted cash flow from operations for the year; however, we do possess the capacity, through our Senior Credit Agreement, to increase and/or accelerate drilling on any particular area should we determine that market and project economics so warrant.  The vast majority of our planned capital expenditures for 2013 are on acreage that is currently held by existing production, therefore, we also possess the flexibility of reducing or deferring our capital expenditures, if deemed appropriate, without the risk of significant lease expirations.  Our ability to execute on our growth strategy will be determined, in large part, by our cash flow and the availability of debt and equity capital at that time.  Any decision regarding a financing transaction, and our ability to complete such a transaction, will depend on prevailing market conditions and other factors.  Our ability to continue to meet our liquidity requirements and execute on our growth strategy can be impacted by economic conditions outside of our control, such as commodity price volatility, which could, among other things, lead to a decline in the borrowing base under our Senior Credit Agreement in connection with a borrowing base redetermination.  In addition, if any lender under our credit agreement is unable to fund their commitment, our liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitment under our credit agreement.  In such case, we may be required to seek other sources of capital earlier than anticipated.  Restrictions in our credit agreements may impair our ability to access other sources of capital, and access to additional capital may not be available on terms acceptable to us or at all.  See Item 1A. “Risk Factors” and Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-04— “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date”.  The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. generally accepted accounting principles (“GAAP”).  Examples of obligations within the scope of this update include debt arrangements, other contractual obligations, and settled litigation and judicial rulings.  U.S. GAAP does not include specific guidance on accounting for such obligations with joint and several liability, which has resulted in diversity in practice.  The accounting update is effective for interim and annual periods beginning after December 15, 2013.  We are currently evaluating the provisions of this accounting update and assessing the impact, if any, it may have on our financial position and results of operations.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are currently exposed to market risk primarily related to adverse changes in natural gas, crude oil and natural gas liquids prices. We use derivative instruments to manage our commodity price risk caused by fluctuating prices. We do not enter into derivative instruments for trading purposes. For information regarding our exposure to certain market risks, see Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2012 and Note 5 – Derivative Instruments included in Part I. Item 1. Financial Statements of this Report.

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

At March 31, 2013, we had entered into swaps and costless collars related to future natural gas and crude oil sales with a net fair value of $77,014.  A price increase of $1.00 per Bbl of crude oil would decrease the net fair value of our commodity derivatives by approximately $0.3 million.  A price increase of $0.10 per MMBtu for natural gas would decrease the net fair value of our commodity derivatives by approximately $0.2 million.

Interest Rate Risk

We are exposed to interest rate risk on debt with variable interest rates.  In the past we have entered into, and may in the future enter into, interest rate swap agreements.  Changes in interest rates affect the amount of interest we pay on borrowings under our Senior Credit Agreement and our Second Lien Credit Agreement.  At March 31, 2013, we did not have any outstanding interest rate swap agreements.  Assuming our current level of borrowings, a 100 basis point increase in the interest rates we pay under our Senior Credit Agreement would result in an increase of our interest expense by $0.7 million.

ITEM 4.          CONTROLS AND PROCEDURES

Our President and Chief Executive Officer and our Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our disclosure controls and procedures are effective to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2013, there has been no change to our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, these controls.

PART II.     OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

See Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2012 for a description of legal proceedings to which we are subject.

ITEM 1A.       RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results.  The risks described in this report and in our previous filings with the Securities and Exchange Commission are not the only risks facing our company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of Crimson Common Stock from employee stock distributions to satisfy tax withholding obligations related to restricted stock which vested during the first quarter of 2013.  These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this item.

Period	Total Number of Shares Purchased (1)	Average price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Be Purchased Under the Plan or Programs
February 1-28, 2013	11,267	$3.23	11,267	(1)
March 1-31, 2013	61,327	$3.20	61,327	(1)
Total	72,594		72,594

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

*31.1	Certification of Chief Executive Officer pursuant to Exchange Rule13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Exchange Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Chief Executive Officer pursuant to 18.U.S.C Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Chief Financial Officer pursuant to 18.U.S.C Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.LAB	XBRL Labels Linkbase Document

ITEM 6.                 EXHIBITS (continued)

Number	Description

*101.PRE	XBRL Presentation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON EXPLORATION INC.
(Registrant)

Date:	May 8, 2013	By:	/s/ Allan D. Keel
Allan D. Keel
President and Chief Executive Officer

Date:	May 8, 2013	By:	/s/ E. Joseph Grady
E. Joseph Grady
Senior Vice President and Chief Financial Officer