Form 10-Q
period 2013-06-30
CRIMSON EXPLORATION INC.
filed 2013-08-08
CIK 813779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

On July 30, 2013, there were 46,671,986 shares outstanding of the registrant’s Common Stock, par value $0.001.

FORM 10-Q

CRIMSON EXPLORATION INC.

FOR THE QUARTER ENDED JUNE 30, 2013

PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CRIMSON EXPLORATION INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2013	2012
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$—	$—
Accounts receivable, net of allowance of $559,878 and $525,556 respectively	13,924,071	11,726,078
Prepaid expenses	791,323	844,495
Derivative instruments	2,084,643	1,892,744
Deferred tax asset, net	10,807,366	10,361,157
Total current assets	27,607,403	24,824,474

PROPERTY AND EQUIPMENT
Oil and gas properties (successful efforts method of accounting)	768,895,637	740,070,145
Other property and equipment	3,010,173	3,061,635
Accumulated depreciation, depletion and amortization	(473,460,678)	(442,304,300)
Total property and equipment, net	298,445,132	300,827,480

NONCURRENT ASSETS
Deposits	34,743	34,743
Debt issuance cost	864,379	1,056,272
Derivative instruments	635,593	67,261
Deferred tax asset, net	43,610,739	41,810,159
Total noncurrent assets	45,145,454	42,968,435

TOTAL ASSETS	$371,197,989	$368,620,389

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$39,288,738	$31,127,671
Accrued liabilities	13,557,426	6,680,843
Asset retirement obligations	1,352,209	876,774
Total current liabilities	54,198,373	38,685,288

NONCURRENT LIABILITIES
Long-term debt	229,926,282	239,368,865
Asset retirement obligations	9,755,352	10,152,432
Other noncurrent liabilities	547,010	571,687
Total noncurrent liabilities	240,228,644	250,092,984

Total liabilities	294,427,017	288,778,272

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock (par value $0.001; 200,000,000 shares authorized; 46,951,397 and 46,259,009 shares issued and 46,671,986 and 46,063,822 shares outstanding, respectively)	46,951	46,259
Additional paid-in capital	247,397,834	246,007,941
Retained deficit	(169,536,605)	(165,343,525)
Treasury stock (at cost, 279,411 and 195,187 shares, respectively)	(1,137,208)	(868,558)
Total stockholders’ equity	76,770,972	79,842,117

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$371,197,989	$368,620,389

The Notes to the Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

OPERATING REVENUES
Crude oil sales	$26,415,041	$21,505,766	$42,508,437	$38,398,380
Natural gas sales	7,326,514	6,051,551	13,329,189	13,120,665
Natural gas liquids sales	3,056,063	2,966,694	5,054,926	5,691,545
Total operating revenues	36,797,618	30,524,011	60,892,552	57,210,590

OPERATING EXPENSES
Lease operating expenses	3,294,735	3,603,046	6,556,862	8,240,431
Production and ad valorem taxes	2,362,788	(2,488,997)	4,051,530	(1,080,256)
Exploration expenses	185,649	48,895	303,130	349,591
Depreciation, depletion and amortization	18,612,302	14,675,882	31,452,022	29,137,944
Impairment of oil and gas properties	827,677	806,067	1,645,415	1,482,541
General and administrative	6,849,167	4,525,720	11,163,501	9,297,177
Gain on sale of assets	(4,975)	—	(11,359)	(8,900)
Total operating expenses	32,127,343	21,170,613	55,161,101	47,418,528

INCOME FROM OPERATIONS	4,670,275	9,353,398	5,731,451	9,792,062

OTHER INCOME (EXPENSE)
Interest expense	(6,325,864)	(6,212,806)	(12,609,601)	(12,457,988)
Other income and financing cost	(131,814)	(103,544)	(251,216)	(346,287)
Unrealized gain on derivative instruments	2,643,221	3,037,733	760,231	2,512,100
Total other income (expense)	(3,814,457)	(3,278,617)	(12,100,586)	(10,292,175)

INCOME (LOSS) BEFORE INCOME TAXES	855,818	6,074,781	(6,369,135)	(500,113)

Income tax (expense) benefit	(317,499)	(2,163,962)	2,176,055	11,847

NET INCOME (LOSS)	$538,319	$3,910,819	$(4,193,080)	$(488,266)

NET INCOME (LOSS) PER SHARE
Basic	$0.01	$0.09	$(0.09)	$(0.01)
Diluted	$0.01	$0.09	$(0.09)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	44,681,434	44,134,330	44,536,281	44,055,639
Diluted	44,995,267	44,992,883	44,536,281	44,484,917

The Notes to the Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)

	NUMBER OF SHARES OF		ADDITIONAL			TOTAL
	COMMON STOCK	COMMON STOCK	PAID-IN CAPITAL	RETAINED DEFICIT	TREASURY STOCK	STOCKHOLDERS’ EQUITY
BALANCE, DECEMBER 31, 2012	46,063,822	$46,259	$246,007,941	$(165,343,525)	$(868,558)	$79,842,117
Current period net loss	—	—	—	(4,193,080)	—	(4,193,080)
Share-based compensation	692,388	692	1,389,893	—	—	1,390,585
Treasury stock	(84,224)	—	—	—	(268,650)	(268,650)
BALANCE, JUNE 30, 2013	46,671,986	$46,951	$247,397,834	$(169,536,605)	$(1,137,208)	$76,770,972

The Notes to the Consolidated Financial Statements are an integral part of this statement.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,193,080)	$(488,266)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	31,452,022	29,137,944
Asset retirement obligations	(187,974)	(39,435)
Stock compensation expense	1,350,276	1,172,022
Amortization of financing costs and discounts	851,471	772,201
Deferred income taxes	(2,246,789)	(11,847)
Impairment and abandonment of oil and gas properties	1,645,415	1,482,541
Gain on sale of assets	(11,359)	(8,900)
Unrealized gain on derivative instruments	(760,231)	(2,512,100)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(2,197,993)	1,623,709
Decrease (increase) in prepaid expenses	53,172	(243,442)
Increase (decrease) in accounts payable and accrued liabilities	15,012,973	(7,627,594)
Net cash provided by operating activities	40,767,903	23,256,833

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(30,448,760)	(60,288,459)
Proceeds from sale of assets	11,359	400,900
Net cash used in investing activities	(30,437,401)	(59,887,559)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	(87,773,331)	(108,273,279)
Proceeds from debt	77,671,170	145,349,665
Debt issuance expenditures	—	(304,225)
Proceeds from issuance of common stock	40,309	6,953
Purchase of treasury stock	(268,650)	(148,388)
Net cash provided by (used in) financing activities	(10,330,502)	36,630,726

INCREASE IN CASH AND CASH EQUIVALENTS	—	—

CASH AND CASH EQUIVALENTS,
Beginning of period	—	—

CASH AND CASH EQUIVALENTS,
End of period	$—	$—

Cash paid for interest	$11,834,325	$11,850,456
Cash paid for income taxes	$70,734	$—

The Notes to the Consolidated Financial Statements are an integral part of these statements.

CRIMSON EXPLORATION INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           ORGANIZATION AND NATURE OF OPERATIONS

Crimson Exploration Inc., together with its subsidiaries, (“Crimson”, “we”, “our”, “us”) is an independent energy company engaged in the exploitation, exploration, development and acquisition of crude oil and natural gas properties.  We have historically focused our operations in the onshore U.S. Gulf Coast, Texas and Colorado regions, which are generally characterized by high rates of return in known, prolific producing trends.  We have expanded our strategic focus to include longer reserve life resource plays in East Texas and South Texas that we believe provide significant long-term growth potential from multiple formations.  Our operating revenues are derived from crude oil, natural gas and natural gas liquids sales that are proceeds from the sale of crude oil, natural gas and natural gas liquids production and net realizations on associated commodity derivative instruments.

2.           BASIS OF PRESENTATION

Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles (“GAAP”) for complete annual financial statements.  The accompanying consolidated financial statements at June 30, 2013 (unaudited) and December 31, 2012 and for the three and six months ended June 30, 2013 (unaudited) and 2012 (unaudited) contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows for such periods.  Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

3.           CONTANGO MERGER

        On April 29, 2013, Crimson entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Contango Oil & Gas Company, a Delaware corporation (“Contango”), and Contango Acquisition, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Contango (“Merger Sub”), providing for a strategic business combination of Crimson and Contango.  Upon the terms and conditions set forth in the Merger Agreement, Merger Sub will be merged with and into Crimson (the “Merger”), with Crimson continuing as a wholly-owned subsidiary of Contango.  The Merger Agreement was approved by each of the board of directors of Crimson and Contango on April 29, 2013.

        Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Crimson common stock, par value $0.001 per share, issued and outstanding will be converted into the right to receive 0.08288 shares of common stock, par value $0.04 per share, of Contango (“Contango Common Stock”) or, in the case of fractional shares, cash (without interest) in an amount equal to the product of (i) such fractional part of a share of Contango Common Stock multiplied by (ii) the closing price for a share of Contango Common Stock as reported on the New York Stock Exchange on the first trading day following the date on which the Effective Time occurs (the “Merger Consideration”).

        Crimson and Contango have each made certain representations and warranties and agreed to certain covenants in the Merger Agreement. Each of Contango and Crimson has agreed, among other things: (i) subject to certain exceptions, to conduct its respective business in the ordinary course during the period between the execution of the Merger Agreement and the Effective Time; (ii) not to solicit alternative business combination transactions during such period; and (iii) subject to certain exceptions, not to engage in discussions or negotiations regarding any alternative business combination transactions during such period.

        The closing of the Merger is subject to the satisfaction or waiver of certain customary conditions, including, among others, (i) the adoption of the Merger Agreement by Crimson’s stockholders; (ii) the approval by Contango’s stockholders of the issuance of Contango Common Stock in the Merger to Crimson’s stockholders (the “Share Issuance”); (iii) the registration statement on Form S-4 used to register the Contango Common Stock to be issued in the Merger being declared effective by the Securities and Exchange Commission (the “SEC”); (iv) the approval for listing on the New York Stock Exchange of the Contango Common Stock to be issued in the Merger; (v) subject to specified materiality standards, the accuracy of the representations and warranties of, and the performance of all covenants by, the parties; (vi) the absence of a material adverse effect with respect to each of Crimson and Contango; and (vii) the delivery of tax opinions that the Merger will be treated as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code.

        The Merger Agreement contains certain termination rights for both Crimson and Contango, including, among others, if (i) the Merger is not consummated on or before October 31, 2013; (ii) the requisite approval of the stockholders of either Crimson or Contango is not obtained; and (iii) the other party breaches a representation, warranty or covenant, and such breach results in the failure of closing conditions to be satisfied.  The Merger Agreement further provides that for the payment of a termination fee upon the termination of the Merger Agreement under specified circumstances, including termination by Contango or Crimson as a result of (1) an adverse change in the recommendation of the other party’s board of directors or (2) a third-party’s “superior proposal.”  The termination fee is $7.0 million (if payable by Crimson) and $28.0 million (if payable by Contango).  The Merger Agreement also provides that Crimson or Contango may be required to pay the other party $4.5 million for expense reimbursement if such party’s stockholder approval is not obtained.

        Contango and Crimson currently expect the closing of the Merger to occur in September or October of 2013.  However, as the Merger is subject to the satisfaction or waiver of other conditions described in the Merger Agreement, it is possible that factors outside the control of Contango and Crimson could result in the Merger being completed at an earlier time, a later time or not at all.

        Simultaneously with the execution of the Merger Agreement, Crimson entered into a support agreement with (a) each of Joseph J. Romano, Sergio Castro, Yaroslava Makalskaya and Brad Juneau (each, a “Contango Stockholder”) and (b) Mr. Romano in his capacity as Temporary Administrator of the Estate of Kenneth R. Peak (each such support agreement, a “Contango Support Agreement”).  The Contango Support Agreements provide that, upon the terms and conditions set forth therein, each Contango Stockholder will vote all shares of Contango Common Stock beneficially owned by such Contango Stockholder (i) in favor of the Share Issuance; and (ii) against certain other specified alternative transactions or actions.  Each Contango Support Agreement terminates upon the earliest to occur of (1) the termination of the Merger Agreement in accordance with its terms and (2) the Effective Time.

        Additionally, simultaneously with the execution of the Merger Agreement, Contango entered into a support agreement (each, a “Crimson Support Agreement,” and, together with the Contango Support Agreements, the “Support Agreements”) with each of Allan D. Keel, E. Joseph Grady, Thomas H. Atkins, A. Carl Isaac, Jay S. Mengle, John A. Thomas, OCM GW Holdings, LLC, and OCM Crimson Holdings, LLC (each, a “Crimson Stockholder”).  The Crimson Support Agreements provide that, upon the terms and conditions set forth therein, each Crimson Stockholder will vote all shares of Crimson Common Stock beneficially owned by such Crimson Stockholder (i) in favor of the approval of the Merger Agreement, the Merger and any other matter that is required to be approved by the stockholders of Crimson in order to effect the Merger; and (ii) against certain other specified alternative transactions or actions.  Each Crimson Support Agreement terminates upon the earliest to occur of (1) the termination of the Merger Agreement in accordance with its terms; (2) the Effective Time; and (3) any reduction of the Merger Consideration or change in the form of the Merger Consideration.

        For additional information about the Merger, please see our Current Report on Form 8-K, filed with the SEC on April 30, 2013, and the Merger Agreement, which is attached as Exhibit 2.1 thereto and other filings with the SEC related to the Merger.

4.           USE OF ESTIMATES

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

Derivative Instruments.  Our derivative instruments typically consist from time to time of variable to fixed price commodity swaps, costless collars, put options and interest rate swaps.  The fair value measurement of our unrealized commodity price and interest rate instruments were obtained from financial institutions and were reviewed by management using our hedge agreements and future commodity and interest rate curves.  Differences between management’s calculation and that of the financial institutions were evaluated for reasonableness.  See Note 6 — “Derivative Instruments” for further information.

Impairments.  We review oil and gas properties for impairment when events and circumstances indicate a decline in the recoverability of the carrying value of such properties, such as a downward revision of the reserve estimates or lower commodity prices.  We estimate the future cash flows expected in connection with the properties and compare such future cash flows to the carrying amounts of the properties to determine if the carrying amounts are recoverable.  The factors used to determine fair value include, but are not limited to, estimates of proved, probable and possible reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties.  Because these significant fair value inputs are typically not observable, we classify impairments of long-lived assets as a level 3 fair value measurement.  See Note 7 — “Oil and Gas Properties” for further information.

Asset Retirement Obligations.  The initial measurement of asset retirement obligations ("AROs") at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties.  The factors used to determine fair value include, but are not limited to, plugging costs and reserve lives.  Because these significant factors are typically not observable, we classify asset retirement obligations as a level 3 fair value measurement.  See Note 8 — “Asset Retirement Obligations” for further information.

Debt.  The fair value of floating-rate debt is estimated to be equivalent to the carrying amounts because the interest rates paid on such debt are set for periods of three months or less.  See Note 9 — “Debt” for further information.

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

Fair value information related to our derivative instruments measured at fair value on a recurring basis was as follows at June 30, 2013:

	Total	Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3
Derivatives
Commodity price contracts - assets	$2,720,236	$—	$2,720,236	$—

At June 30, 2013, we did not measure assets or liabilities at fair value on a non-recurring basis.

Fair value information related to our derivative instruments measured at fair value on a recurring basis was as follows at December 31, 2012:

	Total	Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3
Derivatives
Commodity price contracts - assets	$1,960,005	$—	$1,960,005	$—

6.           DERIVATIVE INSTRUMENTS

At the end of each reporting period we record on our balance sheet the mark-to-market valuation of our derivative instruments.  We recorded net assets for derivative instruments of $2.7 million and $2.0 million at June 30, 2013 and December 31, 2012, respectively.  As a result of these agreements, we recorded non-cash unrealized gains for unsettled contracts of $0.8 million and $2.5 million for the six months ended June 30, 2013 and 2012, respectively.  The estimated change in fair value of the derivatives is reported in other income (expense) as unrealized gain (loss) on derivative instruments.  The realized gain (loss) on derivative instruments is included in crude oil, natural gas and natural gas liquids sales.

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

We typically use a mix of commodity swaps and costless collars to accomplish our hedging strategy.  Derivative assets and liabilities with the same counterparty, subject to contractual terms which provide for net settlement, are reported on a net basis on our consolidated balance sheets.  We have exposure to financial institutions in the form of derivative transactions in connection with our hedges.  These transactions are with counterparties in the financial services industry, and specifically with members of our bank group.  These transactions could expose us to credit risk in the event of default of our counterparties.  We believe our counterparty risk is low in part because of the offsetting relationship we have with each of our counterparties as provided for in our revolving credit agreement and various hedge contracts.  See Note 5 — “Fair Value Measurements” for further information.

The following derivative contracts were in place at June 30, 2013:

Crude Oil		Volume/Month	Price/Unit	Fair Value
Jul 2013-Dec 2013	Swap	14,000 Bbls	$101.25 (1)	$513,926
Jul 2013-Dec 2013	Swap	9,000 Bbls	109.13 (2)	444,279
Jul 2013-Dec 2013	Swap	6,000 Bbls	107.10 (2)	223,175
Jul 2013-Sep 2013	Swap	6,000 Bbls	103.47 (2)	35,530
Oct 2013-Dec 2013	Swap	3,000 Bbls	102.30 (2)	18,245
Jan 2014-Dec 2014	Swap	7,500 Bbls	102.10 (2)	394,075
Jan 2014-Jun 2014	Swap	2,000 Bbls	108.07 (2)	111,523
Jan 2014-Dec 2014	Swap	6,000 Bbls	106.40 (2)	622,903

Natural Gas
Jul 2013-Dec 2013	Collar	75,000 Mmbtu	Put $3.00-$4.25 Call (3)	(14,454)
Jul 2013-Dec 2013	Collar	75,000 Mmbtu	Put $3.25-$4.00 Call (3)	(15,256)
Jul 2013-Dec 2013	Collar	35,000 Mmbtu	Put $3.75-$4.21 Call (3)	40,606
Jul 2013-Dec 2013	Swap	70,000 Mmbtu	$4.02 (3)	153,979
Jul 2013-Dec 2014	Collar	42,500 Mmbtu	Put $3.75-$4.60 Call (3)	120,855
Jul 2013-Dec 2014	Collar	42,500 Mmbtu	Put $3.50-$5.00 Call (3)	70,850

	Total net fair value of derivative instruments			$2,720,236

(1)	Commodity derivative based on West Texas Intermediate crude oil
(2)	Commodity derivative based on Brent crude oil
(3)	Commodity derivatives based on Henry Hub NYMEX natural gas prices

In July 2013, we entered into another crude oil swap for 40,000 Bbl/month for the remainder of the 2013 calendar year at $99.00 per barrel (WTI).  This new hedge is part of our ongoing hedging strategy.

The following table details the effect of derivative contracts on the Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, respectively:

Contract Type	Location of Gain or (Loss) Recognized in Income	Amount of Gain or (Loss) Recognized in Income
		Three months ended June 30,		Six months ended June 30,
		2013	2012	2013	2012
Crude oil contracts	Crude oil sales	$603,205	$586,360	$395,936	$424,673
Natural gas contracts	Natural gas sales	(82,495)	1,990,720	61,830	3,526,180
	Realized gain	$520,710	$2,577,080	$457,766	$3,950,853

Crude oil contracts	Unrealized gain on derivative instruments	$1,799,880	$5,724,945	$1,650,927	$4,192,815
Natural gas contracts	Unrealized (loss) gain on derivative instruments	843,341	(2,687,212)	(890,696)	(1,680,715)
	Unrealized gain	$2,643,221	$3,037,733	$760,231	$2,512,100

Balance Sheet Presentation

Our derivatives are presented on a net basis in derivative instruments on the Consolidated Balance Sheets.  The following summarizes the fair value of derivatives outstanding on a gross and net basis:

	June 30, 2013
	Gross	Netting (1)	Total
Assets:
Commodity derivatives	$2,749,946	$(29,710)	$2,720,236
Liabilities:
Commodity derivatives	29,710	(29,710)	—

	December 31, 2012
	Gross	Netting (1)	Total
Assets:
Commodity derivatives	$2,206,705	$(246,700)	$1,960,005
Liabilities:
Commodity derivatives	246,700	(246,700)	—

(1)	Represents counterparty netting under agreements governing such derivatives

7.           OIL AND GAS PROPERTIES

The following table sets forth the composition of impairment expenses:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Impairments of unproved properties	827,677	806,067	1,645,415	1,482,541
	$827,677	$806,067	$1,645,415	$1,482,541

2013 Asset Impairments. Non-cash impairments of unproved properties are related to individually insignificant acreage.  There were no impairments or abandonments of proved properties for the three and six months ended June 30, 2013.

2012 Asset Impairments. Non-cash impairments of unproved properties are related to individually insignificant acreage.  There were no impairments or abandonments of proved properties for the three and six months ended June 30, 2012.

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

Beginning January 1, 2013 liability	$11,029,206
Accretion expense	244,182
Liabilities incurred	16,727
Liabilities settled	(187,976)
Revisions	5,422
Ending June 30, 2013 liability	$11,107,561

9.           DEBT

We maintain a senior secured revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”), as agent, and the lender parties thereto (the “Senior Credit Agreement”) that matures on May 31, 2015.  The borrowing base currently set at $100 million, is based on our current proved crude oil and natural gas reserves, and is subject to semi-annual redeterminations, although our lenders may elect to make one additional unscheduled redetermination between scheduled redetermination dates.  The next borrowing base redetermination under our Senior Credit Agreement is scheduled for November 1, 2013.  As of June 30, 2013, we had $59.1 million outstanding, with remaining availability of $40.9 million under our Senior Credit Agreement.

We also maintain a second lien credit agreement dated December 27, 2010 with Barclays Bank Plc, as agent, and the lender parties thereto, including an affiliate of OCM GW Holdings, LLC (“Oaktree Holdings”), our largest stockholder (the “Second Lien Credit Agreement”).  The Second Lien Credit Agreement provides for a term loan, which was made to us in a single draw in an aggregate principal amount of $175.0 million that matures on December 27, 2015.  As of June 30, 2013, we had a principal amount of $175.0 million outstanding, with a discount of $4.1 million using the estimated market value interest rate at the time of issuance, for a net reported balance of $170.9 million.  The Senior Credit Agreement and the Second Lien Credit Agreement (the “Credit Agreements”) are secured by liens on substantially all of our assets, as well as security interests in the stock of our subsidiaries.  The liens securing the Second Lien Credit Agreement are junior to those securing the Senior Credit Agreement.  Interest is payable under the Credit Agreements as interim borrowings mature.

The Credit Agreements include usual and customary affirmative and negative covenants for credit facilities of their respective types and sizes, including, among others, limitations on liens, hedging, mergers, asset sales or dispositions, payments of dividends, incurrence of additional indebtedness, certain leases and investments outside of the ordinary course of business, as well as events of default.  The Credit Agreements also contain certain financial covenants.  See Note 9 of our Annual Report on Form 10-K for the year ended December 31, 2012 for a more detailed description of our Credit Agreements and the covenants under the Credit Agreements.  At June 30, 2013, we were in compliance with the covenants.

It is expected that Contango’s secured revolving credit facility and our Senior Credit Agreement will be amended, restated or replaced effective as of the effective time of the Merger (as amended, restated or replaced, the “Combined Company Senior Credit Facility”) to reflect the consummation of the Merger. It is anticipated the borrowing base under the Combined Company Senior Credit Facility will likely be in the range of $250—$275 million which is significantly larger than that under our Senior Credit Agreement and reflects the combined company’s proved crude oil and natural gas reserves. It is also expected that the obligations under the Combined Company Senior Credit Facility will be secured by a pledge of the assets of the combined company, including the capital stock of the subsidiaries of the combined company. Although we and Contango have not finalized the terms of any amendment, restatement or replacement of our respective credit facilities (including with respect to interest rates, restrictive covenants, events of default, guarantees and prepayment provisions) to date, extensive discussions have been held with a number of prospective lenders regarding the Combined Company Senior Credit Facility and lenders appear to view the Merger positively and wish to participate in a Combined Company Senior Credit Facility of the size noted above. However, no assurance may be given that a Combined Company Senior Credit Facility may be negotiated and completed.

It is also anticipated that, at or immediately following the effective time of the Merger, our Second Lien Credit Agreement will be terminated and any indebtedness thereunder repaid. The prepayment of indebtedness under the Second Lien Credit Agreement will require the payment of a prepayment fee equal to 1% of the principal amount repaid at or immediately following the effective time of the Merger. The combined company currently plans to fund the repayment of the indebtedness under the Second Lien Credit Agreement from Contango’s existing cash on hand and borrowings under the Combined Company Senior Credit Facility.

10.        LEGAL PROCEEDINGS

        From time to time, we are involved in legal proceedings relating to claims associated with our properties, operations or business or arising from disputes with vendors in the normal course of business, including the matters discussed below.

        Several class action lawsuits have been brought by Crimson stockholders in Delaware Chancery Court challenging the proposed Merger and seeking, among other things, injunctive relief to enjoin the defendants from completing the Merger on the agreed-upon terms, compensatory damages, and costs and disbursements relating to the lawsuits. Various combinations of Crimson, Contango, Merger Sub, members of Crimson’s board of directors, members of Crimson management and Oaktree Capital Management L.P. have been named as defendants in these lawsuits.

        These lawsuits have been consolidated into a single action for all purposes referred to as In Re: Crimson Exploration Inc. Stockholder Litigation; C.A. 8541-VCP (the “Consolidated Action”).

        The known plaintiffs in the Consolidated Action appear, based on the most current information of Crimson, to collectively own a very small percentage of the total outstanding shares of Crimson common stock. The lawsuits allege, among other things, that Crimson’s board of directors failed to take steps to obtain a fair price, failed to properly value Crimson, failed to protect against alleged conflicts of interest, failed to conduct a reasonably informed evaluation of whether the transaction was in the best interests of stockholders, failed to fully disclose all material information to stockholders, acted in bad faith and for improper motives, engaged in self-dealing, discouraged other strategic alternatives, took steps to avoid competitive bidding, and agreed to allegedly unreasonable deal protection mechanisms, including the no-shop and fiduciary-out provisions and termination fee. The lawsuits seek damages and injunctive relief. Additionally, on July 13, 2013, a separate and similar complaint was filed in the District Court of Harris County Texas, in the matter of Fisichella Family Trust v. Crimson Exploration Inc. It is possible that additional, similar lawsuits may be filed.

        One of the conditions to the closing of the Merger is that no order or injunction shall be in effect that prohibits consummation of the Merger.  Consequently, if a settlement or other resolution is not reached in the lawsuits referenced above and the plaintiffs secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting the defendants’ ability to complete the Merger, then such injunctive or other relief may prevent the Merger from becoming effective within the expected timeframe or at all.

See Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2012 for a description of other legal proceedings to which we are subject.

11.         STOCKHOLDERS’ EQUITY

In the six months ended June 30, 2013, 542,121 shares of restricted Common Stock vested, of which 84,224 shares were withheld by us to satisfy the employees’ tax liability resulting from the vesting of these shares, with the remaining shares being distributed to the employees and directors.  During the six months we also had 37,275 unvested shares of restricted Common Stock forfeited due to employee departures.  We also issued 16,458 shares pursuant to stock option exercises.  Discretionary grants of 642,000 shares of unvested restricted Common Stock were made to our employees during the six months ended June 30, 2013 as incentive-based equity compensation under the 2005 Stock Incentive Plan.  We also granted 71,205 shares of restricted Common Stock to three members of our board of directors as compensation pursuant to the Director Compensation Plan.

In the six months ended June 30, 2012, 303,016 shares of restricted Common Stock vested, of which 41,934 shares were withheld by us to satisfy the employees’ tax liability resulting from the vesting of these shares, with the remaining shares being distributed to the employees and directors.  During the six months we also had 27,965 unvested shares of restricted Common Stock forfeited due to employee departures.  We also issued 2,897 shares pursuant to stock option exercises.  Discretionary grants of 954,000 shares of unvested restricted Common Stock were made to our employees during the six months ended June 30, 2012 as incentive-based equity compensation under the 2005 Stock Incentive Plan.  We also granted 54,879 shares of restricted Common Stock to three members of our board of directors as compensation pursuant to the Director Compensation Plan.

12.         INCOME TAXES

Income tax benefit for the six months ended June 30, 2013 was approximately $2.2 million compared to $12 thousand for the six months ended June 30, 2012.  The six months income tax provision is based on our estimate of the effective tax rate expected to be applicable for the full year.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences net of a previously recorded tax-adjusted $13.3 million valuation allowance.  The amount of the deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

13.         RECENT ACCOUNTING PRONOUNCEMENTS

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
CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q (this “Report”) and with the consolidated financial statements, notes and management’s discussion and analysis reported on our Annual Report on Form 10-K for the year ended December 31, 2012. Statements in this discussion may be forward-looking.  These forward-looking statements involve risks and uncertainties, some of which are beyond our control.

These forward-looking statements include, but are not limited to, statements regarding:

•	estimates of proved reserve quantities and net present values of those reserves;
•	reserve potential;
•	business strategy;
•	estimates of future commodity prices;
•	amounts, timing and types of capital expenditures and operating expenses;
•	expansion and growth of our business and operations;
•	expansion and development trends of the oil and gas industry;
•	acquisitions of natural gas and crude oil properties;
•	production of natural gas and crude oil reserves;
•	exploration prospects;
•	wells to be drilled and drilling results;
•	operating results and working capital;
•	results of borrowing base redeterminations under our revolving credit facility;
•	future methods and types of financing and
•
the proposed Merger, including the ability to complete the Merger in the anticipated timeframe or at all, the diversion of management in connection with the Merger and the combined company’s ability to realize fully or at all the anticipated benefits of the Merger.

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

We are an independent energy company engaged in the exploitation, exploration, development and acquisition of crude oil and natural gas properties.  Our operating areas include the onshore U.S. Gulf Coast, Texas and Colorado regions, which are generally characterized by high rates of return in known, prolific producing trends.  We have shifted our strategic focus to also include longer reserve life resource plays in Southeast Texas (the Woodbine oil and liquids-rich play) and South Texas (the Eagle Ford Shale and Buda oil and liquids-rich plays).  We believe these plays provide significant long-term growth potential from multiple formations.  Additionally, we have producing properties in the Denver Julesburg Basin (“DJ Basin”) in Weld and Adams counties in Colorado, which we believe may be prospective in the Niobrara Shale oil and liquids-rich play.  Until we see improvement in natural gas prices, we will focus our drilling activity predominantly on further developing our oil and liquids-rich assets.

As more fully described in Note 3 of the Notes to Consolidated Financial Statements, on April 29, 2013, Crimson entered into the Merger Agreement with Contango.  Subject to the terms and conditions of the Merger Agreement, at the Effective Time of the Merger, each share of Crimson common stock issued and outstanding will be converted into the right to receive 0.08288 shares of Contango Common Stock.

Unless expressly noted to the contrary, all forward-looking statements in the discussion and analysis of financial condition and results of operations that follows relate to Crimson on a stand-alone basis and are not reflective of the impact of the proposed merger with Contango.

Results of Operations

The following is a discussion of our consolidated results of operations, financial condition and capital resources. You should read this discussion in conjunction with our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

Comparative results of operations for the periods indicated are discussed below.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenues
	Three months ended June 30,
	2013	2012	Change	Percent Change
Product revenues:	(in millions, except percentages)
Crude oil sales	$26.4	$21.5	$4.9	22.8%
Natural gas sales	7.3	6.0	1.3	21.7%
Natural gas liquids sales	3.1	3.0	0.1	3.3%
Product revenues	$36.8	$30.5	$6.3

Crude Oil, Natural Gas and Natural Gas Liquids Sales.  Revenues from the sale of crude oil, natural gas and natural gas liquids, net of the realized effects of our commodity price hedging instruments, were $36.8 million for the second quarter of 2013 compared to $30.5 million for the second quarter of 2012, an increase resulting primarily from a 9.4% increase in equivalent production volumes and a 10.1% increase in realized equivalent prices.  The increase in equivalent production volumes was primarily due to a 29.3% increase in crude oil and natural gas liquids production.  The increase in equivalent realized prices resulted from the increase in liquids as a percentage of total production and a 30.8% increase in natural gas price realizations.

Production
	Three months ended June 30,
	2013	2012	Change	Percent Change
Sales volumes:
Crude oil (Bbl)	253,457	197,185	56,272	28.5%
Natural gas (Mcf)	1,855,336	2,001,086	(145,750)	-7.3%
Natural gas liquids (Bbl)	108,182	82,520	25,662	31.1%
Natural gas equivalents (Mcfe) (1)	4,025,170	3,679,316	345,854	9.4%
% Crude oil and natural gas liquids	53.9%	45.6%		8.3%

(1)
Equivalent volumes are based upon one barrel of crude oil or natural gas liquids equivalent to 6 Mcf of natural gas based on an approximation of equivalent energy content but are not equivalent in value

Quarterly production was approximately 4.0 Bcfe for the second quarter of 2013 compared to approximately 3.7 Bcfe for the second quarter of 2012.  On a daily basis, we produced an average of 44,233 Mcfe for the second quarter of 2013 compared to an average of 40,432 Mcfe for the second quarter of 2012.

Average Sales Prices
	Three months ended June 30,
	2013	2012	Change	Percent Change
Average sales prices (before hedging):
Crude oil (Bbl)	$101.84	$106.09	$(4.25)	-4.0%
Natural gas (Mcf)	3.99	2.03	1.96	96.6%
Natural gas liquids (Bbl)	28.25	35.95	(7.70)	-21.4%
Natural gas equivalents (Mcfe)	9.01	7.60	1.41	18.6%

	Three months ended June 30,
	2013	2012	Change	Percent Change
Average sales prices (after hedging):
Crude oil (Bbl)	$104.22	$109.06	$(4.84)	-4.4%
Natural gas (Mcf)	3.95	3.02	0.93	30.8%
Natural gas liquids (Bbl)	28.25	35.95	(7.70)	-21.4%
Natural gas equivalents (Mcfe)	9.14	8.30	0.84	10.1%

Crude oil, natural gas and natural gas liquids prices are reported net of the realized effects of our hedging agreements.  We realized gains of $0.6 million on our crude oil hedges and realized losses of $0.1 million on our natural gas hedges in the second quarter of 2013, compared to realized gains of $0.6 million for crude oil hedges and $2.0 million for natural gas hedges in the second quarter of 2012.

Costs and Expenses
	Three months ended June 30,
	2013	2012	Change	Percent Change
Selected operating expenses:	(in millions, except percentages)
Lease operating expenses	$3.3	$3.6	$(0.3)	-8.3%
Production and ad valorem taxes	2.4	(2.5)	4.9	NC
Exploration expenses	0.2	—	0.2
General and administrative (1)	6.1	3.9	2.2	56.4%
Cash operating expenses	12.0	5.0	7.0	140.0%
Depreciation, depletion & amortization	18.6	14.7	3.9	26.5%
Share-based compensation (1)	0.7	0.6	0.1	16.7%
Selected operating expenses (2)	$31.3	$20.3	$11.0	54.2%

(1)	Total general and administrative costs on the Consolidated Statements of Operations include share-based compensation.
(2)	Exclusive of impairments, abandonments and sales of assets.
     NC – not calculated

	Three months ended June 30,
	2013	2012	Change	Percent Change
Selected operating expenses ($ per Mcfe):		(in millions, except percentages)
Lease operating expenses	$0.82	$0.98	$(0.16)	-16.3%
Production and ad valorem taxes	0.59	(0.68)	1.27	NC
Exploration expenses	0.05	0.01	0.04	400.0%
General and administrative (1)	1.53	1.06	0.47	44.3%
Cash operating expenses	2.99	1.37	1.62	118.2%
Depreciation, depletion & amortization	4.62	3.99	0.63	15.8%
Share-based compensation (1)	0.17	0.17	—	0.0%
Selected operating expenses ($ per Mcfe) (2)	$7.78	$5.53	$2.25	40.7%

(1)	Total general and administrative costs on the Consolidated Statements of Operations include share-based compensation.
(2)	Exclusive of impairments, abandonments and sales of assets.
     NC – not calculated

Lease Operating Expenses.  Lease operating expenses for the second quarter of 2013 were $3.3 million ($0.82 per Mcfe) compared to $3.6 million ($0.98 per Mcfe) in the second quarter of 2012, a decrease resulting primarily from lower workover expenses and improved field efficiencies.

Production and Ad Valorem Taxes.  Production and ad valorem taxes for the second quarter of 2013 were $2.4 million compared to a credit of $2.5 million for the second quarter of 2012, as the 2012 quarter included a $4.0 million credit for certain 2007-2012 severance taxes filed for and received from the State of Texas in 2012 for allowed marketing costs.  Exclusive of the severance tax credit refund made in June 2012, production and ad valorem taxes per Mcfe were $0.59 versus $0.42 for the second quarters 2013 and 2012, respectively.

Exploration Expenses. Exploration expenses were $0.2 million in the second quarter of 2013 compared to $49 thousand for the second quarter of 2012, a slight increase primarily due to higher settled asset retirement obligations incurred in the second quarter of 2013 compared to the second quarter of 2012.

Depreciation, Depletion and Amortization (“DD&A”).  DD&A expense for the second quarter of 2013 was $18.6 million compared to $14.7 million for the second quarter of 2012, an increase attributable to higher 2013 production and a higher DD&A rate associated with new drilling on our oil and liquids-rich plays.

Impairment of Oil and Gas Properties.  Non-cash impairment of oil and gas properties remained flat at $0.8 million for the second quarter of 2013 compared to the second quarter of 2012.  The impairments were the result of amortization of leasehold cost on individually insignificant unproved properties.

General and Administrative (“G&A”) Expenses.  Total G&A expenses were $6.8 million ($1.70 per Mcfe) for the second quarter of 2013 compared to $4.5 million ($1.23 per Mcfe) for the second quarter of 2012.  Included in G&A expense is a non-cash stock expense of $0.7 million ($0.17 per Mcfe) versus $0.6 million ($0.17 per Mcfe) in the second quarters of 2013 and 2012, respectively.  G&A expenses increased primarily due to higher personnel costs and merger-related professional fees.

Interest Expense.  Interest expense was $6.3 million for the second quarter of 2013 compared to $6.2 million for the second quarter of 2012.

Other Income (Expense) and Financing Costs.  Other income (expense) and financing costs were $0.1 million for the second quarter 2013 compared to $0.1 million for the second quarter of 2012.  These amounts consist primarily of the amortization of capitalized costs associated with our credit facilities and commitment fees related to the undrawn availability under our revolving credit agreement.

Unrealized Gain on Derivative Instruments.  The non-cash unrealized gain on derivative instruments for the second quarter of 2013 was $2.6 million compared to $3.0 million for the second quarter of 2012.  The unrealized gain or loss is the change in the mark-to-market exposure under our commodity price hedging contracts.  Unrealized gain or loss will vary period to period, and will be a function of the hedges in place, the strike prices of those hedges and the forward price curve of the commodities hedged.

Income Tax.  Net income before taxes was $0.9 million for the second quarter of 2013 compared to $6.1 million in the second quarter of 2012.  After adjusting for permanent tax differences, we recorded an income tax expense of $0.3 million for the second quarter of 2013, compared to $2.2 million for the second quarter of 2012.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences net of a previously recorded tax-adjusted $13.3 million valuation allowance.  The amount of the deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenues
	Six months ended June 30,
	2013	2012	Change	Percent Change
Product revenues:	(in millions, except percentages)
Crude oil sales	$42.5	$38.4	$4.1	10.7%
Natural gas sales	13.3	13.1	0.2	1.5%
Natural gas liquids sales	5.1	5.7	(0.6)	-10.5%
Product revenues	$60.9	$57.2	$3.7	6.5%

Crude Oil, Natural Gas and Natural Gas Liquids Sales.  Revenues from the sale of crude oil, natural gas and natural gas liquids, net of the realized effects of our hedging instruments, were $60.9 million for the first six months of 2013 compared to $57.2 million for the first six months of 2012.  Equivalent production volumes increased by 1.2%, while higher-value crude oil and natural gas liquids volumes increased from approximately 42% to 49% of total equivalent volumes.  Realized prices increased as a result of the improved product mix and a 15% increase in realized natural gas prices.

Production
	Six months ended June 30,
	2013	2012	Change	Percent Change
Sales volumes:
Crude oil (Bbl)	406,499	355,818	50,681	14.2%
Natural gas (Mcf)	3,679,888	4,165,211	(485,323)	-11.7%
Natural gas liquids (Bbl)	189,906	145,056	44,850	30.9%
Natural gas equivalents (Mcfe) (1)	7,258,318	7,170,455	87,863	1.2%
% Crude oil and natural gas liquids	49.3%	41.9%		7.4%

(1)
Equivalent volumes are based upon one barrel of crude oil or natural gas liquids equivalent to 6 Mcf of natural gas based on an approximation of equivalent energy content but are not equivalent in value

Production was approximately 7.3 Bcfe for the first six months of 2013 compared to 7.2 Bcfe for the first six months of 2012.  On a daily basis, we produced an average of 40,101 Mcfe in the first six months of 2013 compared to an average of 39,398 Mcfe in the first six months of 2012, with oil and liquids production increasing to approximately 49% of total equivalent production in 2013 due to our continued focus on drilling our oil and liquids-rich plays.

Average Sales Prices
	Six months ended June 30,
	2013	2012	Change	Percent Change
Average sales prices (before hedging):
Crude oil (Bbl)	$103.60	$106.72	$(3.12)	-2.9%
Natural gas (Mcf)	3.61	2.30	1.31	57.0%
Natural gas liquids (Bbl)	26.62	39.24	(12.62)	-32.2%
Natural gas equivalents (Mcfe)	8.33	7.43	0.90	12.1%

	Six months ended June 30,
	2013	2012	Change	Percent Change
Average sales prices (after hedging):
Crude oil (Bbl)	$104.57	$107.92	$(3.35)	3.1%
Natural gas (Mcf)	3.62	3.15	0.47	14.9%
Natural gas liquids (Bbl)	26.62	39.24	(12.62)	-32.2%
Natural gas equivalents (Mcfe)	8.39	7.98	0.41	5.1%

Crude oil, natural gas and natural gas liquids prices are reported net of the realized effect of our hedging agreements.  We realized gains of $0.4 million on our crude oil hedges and $0.1 million on our natural gas hedges in the first six months of 2013, compared to realized gains of $0.4 million on our crude oil hedges and $3.5 million on our natural gas hedges in the first six months of 2012.

Costs and Expenses
	Six months ended June 30,
	2013	2012	Change	Percent Change
Selected operating expenses:	(in millions, except percentages)
Lease operating expenses	$6.6	$8.2	$(1.6)	-19.5%
Production and ad valorem taxes	4.1	(1.1)	5.2	NC
Exploration expenses	0.3	0.3	—	0.0%
General and administrative (1)	9.8	8.1	1.7	21.0%
Cash operating expenses	20.8	15.5	5.3	34.2%
Depreciation, depletion & amortization	31.5	29.1	2.4	8.2%
Share-based compensation (1)	1.4	1.2	0.2	16.7%
Selected operating expenses (2)	$53.7	$45.8	$7.9	17.2%

(1)	Total general and administrative costs on the Consolidated Statements of Operations include share-based compensation.
(2)	Exclusive of impairments, abandonments and sales of assets.
     NC – not calculated

	Six months ended June 30,
	2013	2012	Change	Percent Change
Selected operating expenses ($ per Mcfe):		(in millions, except percentages)
Lease operating expenses	$0.90	$1.15	$(0.25)	-21.7%
Production and ad valorem taxes	0.56	(0.15)	0.71	NC
Exploration expenses	0.04	0.05	(0.01)	-20.0%
General and administrative (1)	1.35	1.13	0.22	19.5%
Operating expenses	2.85	2.18	0.67	30.7%
Depreciation, depletion & amortization	4.33	4.06	0.27	6.7%
Share-based compensation (1)	0.19	0.16	0.03	18.8%
Selected operating expenses (2)	$7.37	$6.40	$0.97	15.2%

(1)	Total general and administrative costs on the Consolidated Statements of Operations include share-based compensation.
(2)	Exclusive of impairments, abandonments and sales of assets.
     NC – not calculated

Lease Operating Expenses.  Lease operating expenses for the first six months of 2013 were $6.6 million ($0.90 per Mcfe) compared to $8.2 million ($1.15 per Mcfe) in the first six months of 2012, a decrease resulting from lower workover expenses and improved field efficiencies.

Production and Ad Valorem Taxes.  Production and ad valorem taxes for the first six months of 2013 were $4.1 million compared to a credit of $1.1 million for the first six months of 2012, as the 2012 quarter included a $4.0 million credit for certain 2007-2012 severance taxes filed for and received from the State of Texas in 2012 for allowed marketing costs.  Exclusive of the severance tax credit refund made in June 2012, production and ad valorem taxes per Mcfe were $0.56 versus $0.41 for the second quarters 2013 and 2012, respectively.

Exploration Expenses.  Exploration expenses remained flat at $0.3 million in the first six months of 2013 and for the first six months of 2012.

Depreciation, Depletion and Amortization (“DD&A”).  DD&A expense for the first six months of 2013 was $31.5 million compared to $29.1 million for the first six months of 2012, an increase attributable to higher 2013 production and a higher DD&A rate associated with our oil and liquids-rich plays.

Impairment of Oil and Gas Properties.  Non-cash impairment of oil and gas properties for the first six months of 2013 was $1.6 million compared to $1.5 million for the first six months of 2012.  The impairments were the result of amortization of leasehold costs on individually insignificant unproved properties.

General and Administrative (“G&A”) Expenses.  Total G&A expenses were $11.2 million ($1.54 per Mcfe) for the first six months of 2013 compared to $9.3 million ($1.30 per Mcfe) for the first six months of 2012, which includes non-cash stock expense of $1.4 million ($0.19 per Mcfe) and $1.2 million ($0.16 per Mcfe) for the first six months of 2013 and 2012, respectively.  G&A expenses increased primarily due to higher personnel costs and merger-related professional fees.

Interest Expense.  Interest expense was $12.6 million for the first six months of 2013 compared to $12.5 million for the first six months of 2012.  Total interest expense increased slightly primarily due to slightly higher debt principal.

Other Income (Expense) and Financing Costs.  Other income (expense) and financing costs were $0.3 million for the first six months of 2013 compared with $0.3 million for the first six months of 2012.  These amounts consist primarily of the amortization of capitalized costs associated with our credit facilities and commitment fees related to the undrawn availability under our revolving credit agreement.

Unrealized Gain (Loss) on Derivative Instruments.  The non-cash unrealized gain for the first six months of 2013 was $0.8 million compared with a gain of $2.5 million for the first six months of 2012.  Unrealized gain or loss is the change in the mark-to-market exposure under our commodity price hedging contracts and our interest rate swaps during the period.  Unrealized gain or loss will vary period to period, and will be a function of hedges in place, the strike prices of those hedges and the forward curve pricing for the commodities hedged.

Income Tax.  Our net loss before taxes was $6.4 million for the first six months of 2013 compared to $0.5 million for the first six months of 2012.  After adjusting for permanent tax differences, we recorded an income tax benefit of approximately $2.2 million for the first six months of 2013, compared to $12 thousand for the first six months of 2012.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences net of a previously recorded tax-adjusted $13.3 million valuation allowance.  The amount of the deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

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

Liquidity and Cash Flow

Our working capital deficit was $26.5 million as of June 30, 2013 compared to $13.9 million as of December 31, 2012.  The following table provides the components and changes in working capital as of June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012	Change
Current assets	(in millions)
Accounts receivable, net	$13.9	$11.7	$2.2
Prepaid expenses	0.8	0.8	—
Derivative instruments	2.1	1.9	0.2
Deferred tax asset, net	10.9	10.4	0.5
Total current assets	27.7	24.8	2.9

Current liabilities
Accounts payable and accrued liabilities (1)	52.8	37.8	15.0
Asset retirement obligations	1.4	0.9	0.5
Deferred tax liability, net	—	—	—
Total current liabilities	54.2	38.7	15.5

Working capital (deficit)	$(26.5)	$(13.9)	$(12.6)

(1)	Reflects impact of timing of capital expenditures payable.

The table below summarizes certain measures of liquidity and capital expenditures, as well as our sources of capital from internal and external sources, for the six months ended June 30, 2013 and 2012, respectively.

	Six months ended June 30,
	2013	2012
Financial Measures	(in millions)
Net cash provided by operating activities	$40.8	$23.3
Net cash used in investing activities	(30.5)	(59.9)
Net cash (used in) provided by financing activities	(10.3)	36.6
Cash and cash equivalents	—	—

During the first six months of 2013, the net cash provided by operating activities, before changes in working capital, was $27.9 million, compared to $29.5 million for the first six months of 2012, primarily due to the $4.0 million severance tax credit received in 2012.

Net cash used in investing activities consists primarily of capital expenditures on oil and gas drilling projects and leasehold acquisitions.

Net cash (used in) provided by financing activities, which consists primarily of net borrowings (repayments) on our revolving credit agreement, changed primarily due to temporary funding of our accelerated 2012 drilling activity.

See the Consolidated Statements of Cash Flows for further details.

Capital Resources

We maintain a senior secured revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”), as agent, and the lender parties thereto (the “Senior Credit Agreement”) that matures on May 31, 2015.  The borrowing base currently set at $100 million, is based on our current proved crude oil and natural gas reserves, and is subject to semi-annual redeterminations, although our lenders may elect to make one additional unscheduled redetermination between scheduled redetermination dates.  The next borrowing base redetermination under our Senior Credit Agreement is scheduled for November 1, 2013.  The credit agreement also provides for the issuance of letters-of-credit up to a $5.0 million sub-limit.  As of June 30, 2013, we had $59.1 million outstanding, with remaining availability of $40.9 million under our Senior Credit Agreement.

Advances under our Senior Credit Agreement are in the form of either base rate loans or LIBOR loans.  The interest rate on the base rate loans fluctuates based upon the higher of the lender’s “prime rate” and the Federal Funds rate.  The interest rate on the LIBOR loans fluctuates based upon the rate at which Eurodollar deposits in the LIBOR market are quoted for the maturity selected.  The applicable margin ranges between 1.75% and 2.75%, for LIBOR loans, and between 0.75% and 1.75%, for base rate loans.  The specific applicable interest margin is determined by, in each case, the percent of the borrowing base utilized at the time of the credit extension.  LIBOR loans of one, two, three and six months may be selected.  The commitment fee payable on the unused portion of our borrowing base is between 0.375% and 0.500% depending on the borrowing base utilization.

We also maintain a second lien credit agreement dated December 27, 2010 with Barclays Bank Plc, as agent, and the lender parties thereto, including an affiliate of OCM GW Holdings, LLC (“Oaktree Holdings”), our largest stockholder (the “Second Lien Credit Agreement”).  The Second Lien Credit

Agreement provides for a term loan, made to us in a single draw, in an aggregate principal amount of $175.0 million and matures on December 27, 2015.  As of June 30, 2013, we had a principal amount of $175.0 million outstanding, with a discount of $4.1 million using the estimated market value interest rate at the time of issuance, for a net reported balance of $170.9 million.

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

We utilize commodity price hedge instruments to minimize exposure to declining prices on our crude oil, natural gas and natural gas liquids production.  We use a series of swaps and costless collars to accomplish our commodity hedging position.  We currently have 4.7 Bcfe of equivalent production hedged for the remainder of 2013, consisting of 2.0 Bcf of natural gas hedges at NYMEX prices and 324 MBbl of crude oil hedges at WTI prices and 117 MBbl of crude oil hedges at Brent prices.  We also have 2.1 Bcfe of equivalent production hedged for 2014, consisting of 1.0 Bcf of natural gas hedges at NYMEX prices and 174 MBbl of crude oil hedges at Brent prices.

Future Capital Requirements

        Our future crude oil, natural gas and natural gas liquids reserves and production, and therefore our cash flow and results of operations, are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves.  We intend to grow our reserves and production by further exploiting our existing property base through drilling opportunities identified in our resource plays in South, Southeast and East Texas and Colorado and in our conventional inventory, with activity in any particular area to be a function of market and field economics.  In the short term, due to the low natural gas price environment, and the superior economics from oil production, we will focus the majority of our capital expenditures on the development of our South Texas and Southeast Texas crude oil and natural gas liquids rich project inventory.  We anticipate that acquisitions, including those of undeveloped leasehold interests, will continue to play a role in our business strategy as those opportunities arise from time to time.  While there are currently no unannounced agreements for the acquisition of any material businesses or assets, such transactions can be effected quickly and could occur at any time.

        We believe that our internally generated cash flow, combined with access to our Senior Credit Agreement, will be sufficient to meet the liquidity requirements necessary to fund our daily operations planned capital development and debt service requirements for the next twelve months.  We currently plan to limit our 2013 capital expenditures to our forecasted cash flow from operations for the year; however, we do possess the capacity, through our Senior Credit Agreement, to increase and/or accelerate drilling on any particular area should we determine that market and project economics so warrant.  The vast majority of our planned capital expenditures for 2013 are on acreage that is currently held by existing production; therefore, we also possess the flexibility of reducing or deferring our capital expenditures, if deemed appropriate without the risk of significant lease expirations.  Our ability to execute on our growth strategy will be determined, in large part, by our cash flow and the availability of debt and equity capital at that time.  Any decision regarding a financing transaction, and our ability to complete such a transaction, will depend on prevailing market conditions and other factors.  Our ability to continue to meet our liquidity requirements and execute on our growth strategy can be impacted by economic conditions outside of our control, such as commodity price volatility, which could, among other things, lead to a decline in the borrowing base under our Senior Credit Agreement in connection with a borrowing base redetermination.  In addition, if any lender under our credit agreement is unable to fund their commitment, our liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitment under our credit agreement.  In such case, we may be required to seek other sources of capital earlier than anticipated.  Restrictions in our credit agreements may impair our ability to access other sources of capital, and access to additional capital may not be available on terms acceptable to us or at all.  See Item 1A. “Risk Factors” and Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

At June 30, 2013, we had entered into swaps and costless collars related to future crude oil and natural gas sales with a net fair value of $2.7 million.  A price increase of $1.00 per Bbl of crude oil would decrease the net fair value of our commodity derivatives by approximately $0.2 million.  A price increase of $0.10 per MMBtu for natural gas would decrease the net fair value of our commodity derivatives by approximately $0.2 million.

Interest Rate Risk

We are exposed to interest rate risk on debt with variable interest rates.  In the past we have entered into, and may in the future enter into, interest rate swap agreements.  Changes in interest rates affect the amount of interest we pay on borrowings under our Senior Credit Agreement and our Second Lien Credit Agreement.  At June 30, 2013, we did not have any outstanding interest rate swap agreements.  Assuming our current level of borrowings, a 100 basis point increase in the interest rates we pay under our Senior Credit Agreement would result in an increase of our interest expense by $0.6 million for a twelve month period, assuming current debt levels.

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

During the three months ended June 30, 2013, there has been no change to our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, these controls.

PART II.     OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

        From time to time, we are involved in legal proceedings relating to claims associated with our properties, operations or business or arising from disputes with vendors in the normal course of business.  See Legal Proceedings in Note 10 of the notes to the consolidated financial statements in Part I, Item 1 of this report, which information is incorporated herein by reference, for a description of matters arising since the disclosure of legal proceedings to which we are subject as described in Item 3 of our Annual Report on Form 10–K for the year ended December 31, 2012.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results.  The risks described in this report and in our previous filings with the Securities and Exchange Commission are not the only risks facing our company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.  Prior to the date of this report, additional risk factors related to the Merger with Contango arose in addition to those previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.  The additional risk factors are presented below.

Uncertainties associated with the Merger may cause a loss of management personnel and other key employees, which could adversely affect the future business and operations of the combined company.

        We are dependent on the experience and industry knowledge of our officers and other key employees to execute our business plans. Our success until the Merger and the combined company’s success after the Merger will depend in part upon our ability to retain key management personnel and other key employees. Current and prospective employees of Crimson may experience uncertainty about their roles within the combined company following the Merger, which may have an adverse effect on our ability to attract or retain key management and other key personnel. Accordingly, no assurance can be given that the combined company will be able to attract or retain key management personnel and other key employees of Crimson to the same extent that Crimson had previously been able to attract or retain its own employees.

        The transactions are subject to conditions, including certain conditions that may not be satisfied, or completed on a timely basis, if at all.

        The Merger is subject to a number of other conditions beyond our control that may prevent, delay or otherwise materially adversely affect its completion. We cannot predict whether and when these other conditions will be satisfied. Any delay in completing the Merger could cause the combined company not to realize some or all of the synergies that we expect to achieve if the Merger is successfully completed within its expected time frame.

        Failure to complete the Merger could negatively impact our future business and financial results.

        We can make no assurances that we will be able to satisfy all of the conditions to the Merger or succeed in any litigation brought in connection with the Merger. If the Merger is not completed, our financial results may be adversely affected and we will be subject to several risks, including but not limited to:

•	being required to pay a termination fee of $7 million or an expense reimbursement of $4.5 million, under certain circumstances provided in the Merger Agreement;
•	payment of costs relating to the Merger, such as legal, accounting, financial advisor and printing fees, whether or not the Merger is completed;
•	having had the focus of our management on the Merger instead of on pursuing other opportunities that could have been beneficial to us; and
•	being subject to litigation related to any failure to complete the Merger.

        If the Merger is not completed, we cannot assure our stockholders that these risks will not materialize and will not materially and adversely affect our business, financial results and stock price.

        Several lawsuits have been filed against Crimson and other interested parties challenging the Merger, and an adverse ruling may prevent the Merger from being completed.

        Several class action lawsuits have been brought by Crimson stockholders in Delaware Chancery Court challenging the proposed Merger and seeking, among other things, injunctive relief to enjoin the defendants from completing the Merger on the agreed-upon terms, compensatory damages, and costs and disbursements relating to the lawsuits. Various combinations of Crimson, Contango, Merger Sub, members of Crimson’s board of directors, members of Crimson management and Oaktree Capital Management L.P. have been named as defendants in these lawsuits.

        These lawsuits have been consolidated into a single action for all purposes referred to as In Re: Crimson Exploration Inc. Stockholder Litigation; C.A. 8541-VCP (the “Consolidated Action”).

        The known plaintiffs in the Consolidated Action appear, based on the most current information of Crimson, to collectively own a very small percentage of the total outstanding shares of Crimson common stock. The lawsuits allege, among other things, that Crimson’s board of directors failed to take steps to obtain a fair price, failed to properly value Crimson, failed to protect against alleged conflicts of interest, failed to conduct a reasonably informed evaluation of whether the transaction was in the best interests of stockholders, failed to fully disclose all material information to stockholders, acted in bad faith and for improper motives, engaged in self-dealing, discouraged other strategic alternatives, took steps to avoid competitive bidding, and agreed to allegedly unreasonable deal protection mechanisms, including the no-shop and fiduciary-out provisions and termination fee. The lawsuits seek damages and injunctive relief. Additionally, on July 13, 2013, a separate and similar complaint was filed in the District Court of Harris County Texas, in the matter of Fisichella Family Trust v. Crimson Exploration Inc. It is possible that additional, similar lawsuits may be filed.

        One of the conditions to the closing of the Merger is that no order or injunction shall be in effect that prohibits consummation of the Merger.  Consequently, if a settlement or other resolution is not reached in the lawsuits referenced above and the plaintiffs secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting the defendants’ ability to complete the Merger, then such injunctive or other relief may prevent the Merger from becoming effective within the expected timeframe or at all.

        See Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2012 for a description of other legal proceedings to which we are subject.

        The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger, could discourage a potential competing acquiror of Crimson from making a favorable alternative transaction proposal and, in specified circumstances, could require us to pay a termination fee to the other party.

        The Merger Agreement contains “no shop” provisions that, subject to limited exceptions, restrict our ability to solicit, initiate, or knowingly encourage or knowingly facilitate, directly or indirectly, any inquiry or proposal in respect of a competing third-party proposal for the acquisition of our stock or assets. In addition, we are generally required to negotiate in good faith to modify the terms of the Merger in response to any competing acquisition proposals before our board of directors may withdraw or qualify its recommendation with respect to the Merger. In some circumstances, upon termination of the merger agreement, a termination fee or an expense reimbursement of $4.5 million will be required to be paid from one party to the other. If Crimson is required to pay a termination fee, such fee would be $7 million.

        These provisions could discourage a potential third-party acquiror that might have an interest in acquiring all or a significant portion of Crimson from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the Merger or might result in a potential third-party acquiror proposing to pay a lower price to the stockholders than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

        If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

        Completion of the Merger transactions may trigger change in control or other provisions in certain agreements to which we are a party.

        The completion of the transactions may trigger change in control or other provisions in certain agreements to which we are a party. If we are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages. Even if we are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to us or the combined company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of Crimson Common Stock from employee stock distributions to satisfy tax withholding obligations related to restricted stock which vested during the second quarter of 2013.  These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this item.

Period	Total Number of Shares Purchased (1)	Average price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Be Purchased Under the Plan or Programs
May 1-31, 2013	8,725	$3.05	8,725	(1)
June 1-30, 2013	2,905	$2.95	2,905	(1)
Total	11,630		11,630

     (1)  Shares were withheld from employees to satisfy certain tax withholding obligations due in connection with grants of stock under our 2005 Stock Incentive Plan.  Company policy and the 2005 Stock Incentive Plan provide for the withholding of shares to satisfy tax obligations.

ITEM 6.	EXHIBITS

Number	Description

2.1
Agreement and Plan of Merger, dated as of April 29, 2013, among Contango, Merger Sub and Crimson (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 30, 2013)

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

4.4
Termination Agreement, dated as of December 7, 2009, between Crimson Exploration Inc. and OCM GW Holdings, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 10, 2009)

10.1
Support Agreement, dated as of April 29, 2013, by and between Joseph J. Romano and Crimson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2013)

10.2	Support Agreement, dated as of April 29, 2013, by and between Sergio Castro and Crimson (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 30, 2013)

10.3
Support Agreement, dated as of April 29, 2013, by and between Yaroslava Makalskaya and Crimson (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 30, 2013)

10.4	Support Agreement, dated as of April 29, 2013, by and between Brad Juneau and Crimson (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 30, 2013)

10.5
Support Agreement, dated as of April 29, 2013, by and between Joseph J. Romano, as Temporary Administrator of the Estate of Kenneth R. Peak, and Crimson (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 30, 2013)

10.6
Support Agreement, dated as of April 29, 2013, by and among Allan D. Keel, Contango and Merger Sub (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 30, 2013)

10.7
Support Agreement, dated as of April 29, 2013, by and among E. Joseph Grady, Contango and Merger Sub (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on April 30, 2013)

10.8
Support Agreement, dated as of April 29, 2013, by and among Thomas H. Atkins, Contango and Merger Sub (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on April 30, 2013)

10.9
Support Agreement, dated as of April 29, 2013, by and among A. Carl Isaac, Contango and Merger Sub (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on April 30, 2013)

10.10
Support Agreement, dated as of April 29, 2013, by and among Jay S. Mengle, Contango and Merger Sub (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on April 30, 2013)

Number	Description

10.11
Support Agreement, dated as of April 29, 2013, by and among John A. Thomas, Contango and Merger Sub (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on April 30, 2013)

10.12
Support Agreement, dated as of April 29, 2013, by and among OCM GW Holdings, LLC, Contango and Merger Sub (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on April 30, 2013)

10.13
Support Agreement, dated as of April 29, 2013, by and among OCM Crimson Holdings, LLC, Contango and Merger Sub (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on April 30, 2013)

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

CRIMSON EXPLORATION INC.
(Registrant)

Date:	August 8, 2013	By:	/s/ Allan D. Keel
Allan D. Keel
President and Chief Executive Officer

Date:	August 8, 2013	By:	/s/ E. Joseph Grady
E. Joseph Grady
Senior Vice President and Chief Financial Officer